Form 10-Q
period 1995-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 1995-08-09
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended           June 30, 1995
--------------------------------------------------------------------------------
Commission file number      33-12519
--------------------------------------------------------------------------------
                         REDWOOD MORTGAGE INVESTORS VI
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)

               California                                 94-3031211
--------------------------------------------------------------------------------
(State or other jurisdiction of                         I.R.S. Employer
incorporation or organization)                          Identification No.

              650 El Camino Real, Suite G, Redwood City, CA. 94063
--------------------------------------------------------------------------------
                  (address of principal executive office)

                                 (415) 365-5341
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  XX__________                                                NO___________

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


YES________                    NO________             NOT APPLICABLE  ____XX___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                                     Part I

                                     Item 1

                         REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 Balance Sheets
                        December 31, 1994 (audited) and
                           June 30, 1995 (unaudited)

                                     ASSETS

                                                     June 30, 1995 Dec. 31, 1994
                                                       (unaudited)    (audited)
Cash ...............................................   $   218,287   $   447,804



Accounts receivable:
      Mortgage loans, secured by deeds of trust ....    11,004,047    10,993,996
      Accrued interest on mortgage loans ...........       401,036       322,173
      Advances on mortgage loans ...................        42,912        30,273
      Accounts receivable-unsecured ................       310,757       297,426
                                                        ----------   -----------
                                                        11,758,752    11,643,868
      Less allowance for doubtful accounts .........       210,000       209,073
                                                        ----------   -----------
                                                       $11,548,752   $11,434,795
                                                       -----------   -----------
Real Estate Owned, acquired through foreclosure, at
      estimated net realizable value ...............     1,525,465     2,231,592
Partnership Interest ...............................       456,821           -0-
Formation loan due from Redwood Home Loan Co. ......       217,982       246,505
                                                        ----------   -----------
                                                       $13,967,307   $14,360,696
                                                       ===========   ===========


              LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

      Notes payable - Bank line of credit ..........   $ 2,233,511   $ 2,376,511
      Accounts payable and accrued expenses ........           -0-           -0-
      Deferred interest on Mortgage Loans ..........           -0-           -0-
                                                         ----------    ---------
                                                         2,233,511     2,376,511



Partners' capital ..................................    11,733,796    11,984,185
                                                        ----------    ----------

                                                       $13,967,307   $14,360,696
                                                       ===========   ===========



  See accompanying notes to financial statements.




                         REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1995
                              AND 1994 (unaudited)


                                                                          6 Months       6 Months          3 Months       3 Months
                                                                          ended          ended             ended          ended
                                                                          06/30/95       06/30/94          06/30/95       06/30/94
                                                                          (unaudited)     (unaudited)      (unaudited)   (unaudited)
Revenues:

     Interest on Mortgage Loans ....................................        $647,568        $673,614        $323,493        $332,883

     Interest on Bank Deposits .....................................           3,508           6,775           1,797           3,456
     Late Charges & Other ..........................................           4,547           6,406           3,531           3,604
     Miscellaneous .................................................           2,169             968             610             340
                                                                               -----             ---             ---             ---
                                                                             657,792         687,763         329,431         340,283
                                                                             -------         -------         -------         -------

Expenses:

     Interest on Bank Loan .........................................         107,822          83,255          51,553          47,786
     General Partner Management Fees ...............................             -0-           3,870             -0-             -0-
     Clerical costs through Redwood Home Loan Co. ..................           9,280          14,964           4,625           7,453
     Professional Fees .............................................          16,746          42,917           3,774          31,304
     Other .........................................................          11,023          14,277           6,706           2,764
     Provision for Loss on Real Estate Acquired
     through Foreclosure and Doubtful Accounts .....................         202,426         192,968         107,783          83,645
                                                                             -------         -------         -------          ------
                                                                             347,297         352,251         174,441         172,952
                                                                             -------         -------         -------         -------

Net Income .........................................................        $310,495        $335,512        $154,990        $167,331
                                                                            ========        ========        ========        ========

Net Income:  to General Partners (1%) ..............................        $  3,105        $  3,355        $  1,550        $  1,673
             to Limited Partners (99%) .............................         307,390         332,157         153,440         165,658
                                                                             -------         -------         -------         -------
                                                                            $310,495        $335,512        $154,990        $167,331
                                                                            ========        ========        ========        ========

Net Income for $1000 invested by Limited Partner
     for entire period
     - where income is reinvested and compounded ...................        $  25.99        $  27.19        $  12.95        $  13.50
                                                                            ========        ========        ========        ========
     - where Partner receives income in monthly
       distributions ...............................................        $  25.71        $  26.88        $  12.89        $  13.43
                                                                            ========        ========        ========        ========

  See accompanying notes to financial statements.


                         REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                              AND 1994 (unaudited)



                                                                        June 30, 1995           June 30, 1994
                                                                         (unaudited)             (unaudited)


Cash flows from operating activities:

  Net Income                                                             $  310,495             $   335,512
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Increase (decrease) in allowance for doubtful accounts                    927              (   40,663  )
      (Increase) decrease in accrued interest and other receivables       (  91,502  )               70,059
      Increase (decrease) in accounts payable, accrued expenses
          and deferred interest                                                 -0-              (   29,328  )
      (Increase) decrease in prepaid expenses and other assets                  -0-                   1,524
                                                                         ----------               ---------

  Net cash provided by operating activities                                 219,920                 337,104
                                                                            -------                 -------

Cash flows from investing activities:

  Net (increase) decrease in:
   Real estate acquired through foreclosure                                 706,127             ( 1,002,892  )
   Mortgage loans                                                        (   10,051  )              850,498
   Accounts receivable - unsecured                                       (   13,331  )                  -0-
   Formation loan                                                            28,523                  34,242
   Partnership Interest                                                  (  456,821  )                  -0-
                                                                         ----------             -----------
        Net cash provided by or (used in) investing activities              254,447             (   118,152  )
                                                                            -------             -----------

Cash flows from financing activities:
  Net increase (decrease) in note payable - bank                         (  143,000  )              298,295
  Partners withdrawals                                                   (  556,855  )          (   470,453  )
  Early withdrawal penalties, net                                        (    4,029  )          (     3,079  )
                                                                         -----------            -----------
         Net cash provided by or (used in) financing activities          (  703,884  )          (   175,237  )
                                                                         -----------            -----------

Net increase (decrease) in cash and cash equivalents                     $ (229,517  )          $    43,715
Cash and cash equivalents at the beginning of period                        447,804                 422,305
                                                                            -------                 -------
Cash and cash equivalents at the end of period                           $  218,287             $   466,020
                                                                         ==========             ===========


  See accompanying notes to financial statements.






                         REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE THREE YEARS ENDED DECEMBER 31, 1994 (audited)
                 AND SIX MONTHS ENDED JUNE 30, 1995 (unaudited)


                                     -------------------PARTNERS CAPITAL----------------



                                                               UNALLOCATED
                                     GENERAL      LIMITED      SYNDICATION
                                     PARTNERS     PARTNERS        COSTS          TOTAL
                                    ---------     --------     -----------    ----------

Balances at December 31, 1991 .....   $ 9,773    11,944,096    (105,610)     11,848,259

Net Income ........................    10,585     1,047,952         -0-       1,058,537
Allocation of syndication costs ...   (   732)    (  72,481)     73,213             -0-
Early withdrawal penalties ........       -0-     (  15,055)      5,518      (    9,537)
Partners' withdrawals .............   ( 9,853)    ( 530,499)        -0-      (  540,352)
                                      ---------  -----------    ---------     -----------

Balances at December 31, 1992 .....   $ 9,773    12,374,013    ( 26,879)     12,356,907

Net Income ........................     8,978       888,810         -0-         897,788
Allocation of Syndication Costs ...   (   232)    (  22,947)     23,179             -0-
Early withdrawal penalties ........       -0-     (  10,365)      3,700      (    6,665)
Partners' withdrawals .............   ( 8,746)    ( 887,338)        -0-      (  896,084)
                                      ---------  -----------    ---------     -----------

Balances at December 31, 1993 .....   $ 9,773    12,342,173         -0-      12,351,946

Net Income ........................     6,647       658,055         -0-         664,702
Early withdrawal penalties ........       -0-     ( 12,790)         -0-      (   12,790)
Partners' withdrawals .............  (  6,654)  (1,013,019)         -0-      (1,019,673)
                                     ---------  -----------    ---------     -----------

Balances at December 31, 1994 .....   $ 9,766    11,974,419         -0-      11,984,185

Net Income ........................     3,105       307,390         -0-         310,495
Early withdrawal penalties ........       -0-   (     4,029)        -0-      (    4,029)
Partners' withdrawals .............  (  3,105)  (   553,750)        -0-      (  556,855)
                                     ---------  -----------    ---------     -----------

Balances at June 30, 1995 .........   $ 9,766    11,724,030         -0-      11,733,796
                                      =======    ==========    =========     ==========

  See accompanying notes to Financial Statements

                         REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1994 (audited) AND
                           JUNE 30, 1995 (unaudited)


  1.     ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VI, (the "Partnership"), is a California limited partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell (collectivelly the "Individual General Partners") and Gymno Corporation, a California corporation owned and operated by the Individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Partnership loans are being arranged and serviced by Redwood Home Loan Co. (RHL Co.), an affiliate of the General Partners. At December 31, 1989, the offering was closed with contributed capital totalling $9,781,366.

     Each  month's   income  is   distributed   to  partners  based  upon  their
proportionate share of partners' capital. Partners may elect to withdraw income on a monthly, quarterly, or annual basis.

     A. Sales Commission - Formation Loan

    Sales commissions ranging from 0% (on units sold by the General Partners)up to 10% of gross proceeds were paid by RHL Co., an affiliate of the General Partners that arranges and services the mortgage loans. To finance the sales commissions, the Partnership loaned to RHL Co. $623,255 (the "Formation Loan") in connection with the broker-dealer selling the Partnership interests of $9,781,366 contributed capital. The Formation Loan is unsecured, and is being repaid, without interest, in ten annual installments of principal, which commenced on December 31, 1989. As of June 30, 1995, RHL Co. had already repaid $369,048 and early withdrawal penalties of $36,225 had been credited against the loan amount, leaving a remaining balance of $217,982.

 B. Other  Organizational  and Offering Expenses

     Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and accountant fees, registration and filing fees, and other costs), paid by the Partnership from the offering proceeds totalled $360,885 or 3.69% of the gross proceeds contributed by the Partners.

2. SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES

   Revenues and expenses are accounted for on the accrual basis of accounting.

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs of $14,750 were capitalized and were amortized over a five year period. Syndication costs of $346,135 were charged against partners' capital and were allocated to individual partners consistent with the partnership agreement over a five year period.

     Property acquired through foreclosure will be held for prompt sale to return the funds to the loan portfolio. Such property is recorded at the lesser of (i) cost, which includes the principal balance of the former loan made by the Partnership plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income, or (ii) at estimated net realizable value. The difference between such "cost" and estimated net realizable value is deducted from cost in the Balance Sheet to arrive at the carrying value of such property.







SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for doubtful accounts and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

     Mortgage loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the mortgage loan system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by the management to be adequate to provide for unrecoverable accounts receivable.

     Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who have their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual limited partner income is allocated each month based on the limited partners pro rata share of partnership capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who make or withdraw investments during the period, or select other options. However, the net income per $1,000 average invested has approximated those reflected for those whose investments and options have remained constant.

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

     The interim financial statements dated June 30, 1995 are unaudited, but in the opinion of the General Partners all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the financial condition at June 30, 1995 have been made.

  3.     GENERAL PARTNERS AND RELATED PARTIES

         The following are commissions and/or fees which are paid to the General partners and/or related parties.

  A.     Loan Brokerage Commissions

     Loan brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the mortgage loans were limited up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership.

  B.     Loan Servicing Fees

     Monthly loan servicing fees are paid to Redwood Home Loan Co. up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located (currently at 1/12 of 1% or 1% annual). The amount remitted to the partnership and recorded as interest on mortgage loans is net of such fees. In 1993, $27,532 of the total loan servicing fees of $121,838, and in 1994, all of the $123,758 of total loan servicing fees were waived by Redwood Home Loan Co. For the six months through June 30, 1995, $40,755 of the total loan service fee of $49,074 was also waived by Redwood Home Loan Co.















       GENERAL PARTNERS AND RELATED PARTIES (continued)

  C.     Asset Management Fee

     Pursuant to the Partnership agreement, the General Partners receive a monthly fee for managing the Partnership's loan portfolio and operations equal to 1/32 of 1% (3/8 of 1% annual) of the "net asset value". Such fees were reduced from $46,569 to $15,523 in 1993, $45,974 to $8,942 in 1994 and for the
six months through June 30, 1995, all of the management fee totalling $22,417 were waived by the General Partners.

  D.     Other Fees

     The Partnership Agreement provides for other fees such as reconveyance, loan assumption and loan extension fees. These fees are paid by the borrowers to parties related to the General Partners.

  E.     Income and Losses

     All income is credited or charged to partners in relation to their respective partnership interests. The partnership interest of the General Partners (combined) is a total of 1%.

  F.     Operating Expenses

     The General Partners or their affiliate (RHL Co.) are being reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1993, and in 1994, clerical costs totalling $31,642 and $0 respectively, were reimbursed to RHL Co. For the six months through June 30, 1995, $9,280 of the total expense of $13,862 was reimbursed to RHL Co. with the difference being waived.

  4.     OTHER PARTNERSHIP PROVISIONS

  A.     Term of the Partnership

     The term of the Partnership is 40 years, unless sooner terminated as provided. Investors have the right to withdraw over a five year period or longer.

 B. Election to Receive Monthly, Quarterly or Annual Distributions

     Upon subscriptions, investors elected either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound for at least a period of 5 years.

  C.     Profits and Losses

     Profits and losses are allocated monthly among the Limited Partners according to their respective capital accounts, after 1% is allocated to the General Partners.

  D.     Withdrawal from Partnership

     Capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as requested.

     Notwithstanding the above, in order to provide a certain degree of liquidity to the Limited Partners, the General Partners will liquidate a Limited Partner's entire capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. Such liquidations shall, however, be subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums otherwise could have been withdrawn pursuant to the liquidation procedure set forth in the previous paragraph. The 10% early withdrawal penalty will be received by the Partnership, and a portion of the sums collected as such penalty will be applied by the Partnership toward the next installment(s) of principal under the Formation Loan owed to the Partnership by Redwood Home Loan Co. Such portion shall be determined by the ratio between the initial amount of the Formation Loan and the total amount of other organization and syndication costs incurred by the Partnership in this offering. The balance of any such early withdrawal penalties shall be retained by the Partnership for its own account and applied against Syndication Costs. Since the syndication costs have been fully amortized, the early withdrawal penalties gained in the future will all be applied on the same basis as before with the amount otherwise being credited to the Syndication Costs being credited to the income for the period.











     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a Limited Partner's capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total Limited Partners' Capital Accounts outstanding at the beginning of any calendar year shall be liquidated during any calendar year.

 5.     NOTES PAYABLE BANK - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its mortgage loan portfolio of up to $2,500,000 at 1% over prime as of June 30, 1995. The initial borrowing took place in March, 1989 and the balance as of June 30, 1995 was $2,233,511.

 6.     LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to collect unsecured accounts receivable totalling an aggregate of $310,757. Management anticipates that the ultimate outcome of these legal matters will not have a material adverse effect on the net assets of the Partnership, in light of the Partnership's allowance for doubtful accounts.

  7.     PARTNERSHIP INTEREST

     The Partnership holds a Limited Partnership interest in a partnership ("Local Partnership") which was formed to develop land parcel, previously acquired through foreclosure, into single family homes. The Partnership expects to receive a fixed sum which it contributed to the local partnership, as well as, a portion of the profits.

  Note 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The  mortgage  loans are  secured by recorded  deeds of trust.  At June 30,
1995,   there  were  93  loan   investments   outstanding   with  the  following
characteristics:

Number of loan investments outstanding .........................           93
Total loans outstanding ........................................ $ 11,004,047

Average loan investment outstanding ............................ $    118,323
Average loan investment as a percent of total ..................         1.08%
Average loan investment as a percent of Partners' Capital ......         1.01%

Largest loan investment outstanding ............................ $  1,060,283
Largest loan investment as a percent of total ..................         9.64%
Largest loan investment as a percent of Partners' Capital ......         9.04%

Number of  counties  where  security  is  located  (all  California).....  14
Largest percentage  of loan investment in one county ...................21.17 %
Average  loan investment to  appraised  value of security at time loan was consummated ......................................................62.39 %
Number of loans in foreclosure ...........................................-0-

     The cash balance at June 30 1995 of $218,287 was in accounts of two different banks, of which a total of $190,450 was in interest bearing account. The balances held in such accounts exceeded FDIC limits (up to $100,000 per bank) by $116,821.





















 ITEM II

     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS

         On June 30, 1995, the Partnership's net capital totalled $11,733,796.

     The Partnership began funding mortgage investments in October 1987, and as of June 30, 1995 had distributed income at an average annualized (compounded) yield of 8.45%. Current earnings are somewhat lower, primarily because interest rates generally have dropped dramatically since 1992 and reserves for losses have been increased. The Partnership does not anticipate a significant increase or decrease in mortgage rates in the foreseeable future and expects the prevailing rates to fluctuate in a narrow range for the rest of the year. Management expects the yield, net of provision for losses on loans, to fluctuate in a narrow range of 5% to 6% for the balance of 1995.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its mortgage loan portfolio. Currently, it has the capacity to borrow up to $2,500,000 at prime plus 1%, (10.00%). Current borrowings of $2,233,511 have the effect of leveraging the portfolio about 20%.

     The Partnership relies upon the line of credit, amortization of notes, pay-off of notes and the re-investment of earnings, after paying Partnership distributions and operating costs, for the creation of new capital for mortgage
(loan) investments.

     Considering Northern California's recent economic slump (5 out of the last 6 years) and the current state of our economy, the Partnership's operating results and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last seventeen years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and payoff of notes. Currently, this amount substantially exceeds Partnership expenses and earnings payout requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

     The General Partners are continuously reviewing the loan portfolio, the status of delinquencies, the underlying collateral securing these properties, REO expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this information and more, loan loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and our inability to control these many factors, actual results could and do sometimes differ significantly from the General Partners' estimates.


  I.       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the six months ending June 30, 1995. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus and Partnership Agreement. In addition, the General Partners and/or related companies pay certain expenses on behalf of the Partnership for which it is reimbursed as noted in the Statement of Income.


         Entity Receiving             Description of Compensation         Amount
           Compensation                  and Services Rendered
================================================================================

RHL Co.                            Loan  Servicing  Fee for servicing    $8,319
                                   loans ($40,755 waived by RHL Co.
--------------------------------------------------------------------------------
General Partners &/or Affiliates   Asset  Management Fee for managing    $  -0-
                                   assets   ($22,417  waived  by  the
                                   General Partners
--------------------------------------------------------------------------------
General Partners                   1%  interest  in  profits, losses     $3,105
                                   and distributions of cash
                                   available for distribution
--------------------------------------------------------------------------------

  II.     FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED
           TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF
                       BORROWERS NOT OF THE PARTNERSHIP)

RHL Co.                            Loan  Brokerage   Commissions  for    $29,915
                                   services in connection with the
                                   review, selection, evaluation,
                                   negotiation, and extension of the
                                   Partnership Loans paid by the
                                   borrowers and not by the
                                   Partnership
--------------------------------------------------------------------------------
RHL Co.                            Processing and Escrow Fees for        $   626
                                   services in connection with
                                   notary, document preparation,
                                   credit investigation, and escrow
                                   fees payable by the borrower and
                                   not by the Partnership
--------------------------------------------------------------------------------

                   LOAN PORTFOLIO SUMMARY AS OF JUNE 30, 1995


                             Partnership Highlights



Loan to Value ratio

First Trust Deed Loans ...................................    $  4,992,898.15
Appraised Value of Properties * ..........................       8,784,446.00
    Total Investment as a % of Appraisal .................              56.84%

First Trust Deed Loans ...................................    $  4,992,898.15
Second Trust Deed Loans ..................................       5,140,742.12
Third Trust Deed Loans ...................................         727,549.86
Fourth Trust Deed Loans ** ...............................         142,856.80
                                                              ---------------
                                                              $ 11,004,046.93

First Trust Deeds due other Lenders ......................    $ 18,530,351.00
Second Trust Deeds due other Lenders .....................       1,393,100.00
Third Trust Deeds due other Lenders ......................         178,571.00
                                                              ---------------
Total Debt ...............................................    $ 31,106,068.93

    Appraised Property Value .............................    $ 49,855,354.00
    Total Investment as a % of Appraisal .................              62.39%

Number of Loans Outstanding ..............................                 93

Average Investment .......................................    $    118,323.08
Average Investment as a % of Net Partners Capital ........               1.01%
Largest Investment Outstanding ...........................       1,060,282.65
Largest Investment as a % of Net Partners Capital ........               9.04%



     * Amounts shown reflect the aggregate appraisal values utilized at the time the loans were consummated.

     ** This consists of a loan in which Redwood Mortgage Investors VI, together with other Redwood partnerships, holds a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio on this loan is 76.52%. Besides the borrower paying an interest rate of 12.25%, the Partnership and other lenders will participate in profits. The General Partners and its affiliates have previously entered into loan transactions with this borrower, all of which have been concluded successfully, with extra earnings earned for the other lenders.





























Loans as a Percentage of Total Loans

First Trust Deed Loans .........................            45.37%
Second Trust Deed Loans ........................            46.72%
Third Trust Deed Loans .........................             6.61%
Fourth Trust Deed Loans ........................             1.30%
                                                            ------
Total ..........................................           100.00%

Loans by Type of Property ......................   Amount              Percent

Owner Occupied Homes ...........................  $  2,646,882.45       24.05%
Non Owner Occupied Homes .......................       749,485.11        6.81%
Apartments .....................................     1,427,045.02       12.97%
Commercial .....................................     6,180,634.35       56.17%
                                                   --------------      ------
Total ..........................................  $ 11,004,046.93      100.00%


Statement of Conditions of Loans

                 Number of Loans in Foreclosure                             0

Diversification by County

County .........................................   Total Loans         Percent

San Mateo ......................................  $  2,329,774.23       21.17%
Alameda ........................................     2,254,929.64       20.49%
Santa Clara ....................................     2,127,465.71       19.34%
Contra Costa ...................................     1,179,923.33       10.72%
San Francisco ..................................       853,204.22        7.75%
Stanislaus .....................................       766,146.21        6.96%
Sonoma .........................................       338,991.50        3.08%
Sacramento .....................................       303,779.41        2.76%
Marin ..........................................       199,099.57        1.81%
Napa ...........................................       172,746.81        1.57%
Santa Cruz .....................................       149,133.05        1.36%
Solano .........................................        26,825.66        0.24%
Miscellaneous * ................................       302,027.59        2.75%
                                                   --------------      ------
Total ..........................................  $ 11,004,046.93      100.00%


  *  El Dorado, Shasta







































                                    PART 2
                               OTHER INFORMATION


         Item 1.           Legal Proceedings
                           -----------------
                                    No legal action has been initiated against the Partnership. The Partnership had filed a legal action for collection against a borrower, which is routine litigation incidental to its business. Please refer to note (6) of financial statements.

         Item 2.           Changes in the Securities
                           -------------------------
                                    Not Applicable

         Item 3.           Defaults upon Senior Securities
                           -------------------------------
                                    Not Applicable

         Item 4.           Submission of Matters to a Vote of Security Holders
                           ---------------------------------------------------
                                    Not Applicable

         Item 5.           Other Information
                           -----------------
                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K
                           --------------------------------
                                    (a) Exhibits
                                            Not Applicable

                                    (b) Form 8-K
                                            The  registrant  has not  filed  any
                                            reports on Form 8-K during the three
                                            month period ending June 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Redwood Mortgage Investors VI



DATE:   July 24, 1995                        By:
---------------------                       ------------------------------------
                                             D. Russell Burwell, General Partner



DATE:   July 24, 1995                        By:
---------------------                       ------------------------------------
                                            Michael R. Burwell, General Partner