Form 10-Q
period 1995-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 1995-11-09
CIK 811592

FORM 10-Q
                SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON DC 20549

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Period Ended       September 30, 1995
Commission file number     33-12519

                    REDWOOD MORTGAGE INVESTORS VI
        (exact name of registrant as specified in its charter)

               California                           94-3031211
(State or other Jurisdiction of                   I.R.S. Employer
incorporation or organization)                    Identification No.

             650 El Camino Real, Suite G, Redwood City, CA. 94063
                  (address of principal executive office)

                           (415) 365-5341
          (Registrants telephone number, including area code)

                           NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                              NOT APPLICABLE



                                 Part I

                                 Item 1

                        REDWOOD MORTGAGE INVESTORS VI
                      (A California Limited Partnership)
                               Balance Sheets
                       December 31, 1994 (audited) and
                       September 30, 1995 (unaudited)

                                                                 ASSETS

                                                   Sept. 30, 1995 Dec. 31, 1994
                                                     (unaudited)     (audited)
                                                     ===========   ===========

Cash ...............................................   $ 35,647     $   447,804


Accounts receivable:
      Mortgage loans, secured by deeds of trust ....   10,850,267    10,993,996
      Accrued interest on mortgage loans ...........      428,369       322,173
      Advances on mortgage loans ...................       59,366        30,273
      Accounts receivable-unsecured ................      322,318       297,426
                                                       ----------    ----------
                                                       11,660,320    11,643,868
      Less allowance for doubtful accounts .........      287,575       209,073
                                                       ----------    ----------
                                                      $11,372,745   $11,434,795
                                                      -----------   -----------
Real Estate Owned, acquired through foreclosure, at
      estimated net realizable value ...............    1,575,401     2,231,592
Partnership Interest ...............................      456,821           -0-
Formation loan due from Redwood Home Loan Co. ......      212,788       246,505
                                                       ----------    ----------
                                                      $13,653,402   $14,360,696
                                                      ===========   ===========

              LIABILITIES AND PARTNERS CAPITAL

Liabilities:

      Notes payable - Bank line of credit ..........  $ 2,071,511   $ 2,376,511
      Accounts payable and accrued expenses ........          -0-           -0-
      Deferred interest on Mortgage Loans ..........          -0-           -0-
                                                       ----------    ----------
                                                        2,071,511     2,376,511

Partners capital ...................................   11,581,891    11,984,185
                                                       ----------    ----------

                                                      $13,653,402   $14,360,696
                                                      ===========   ===========

  See accompanying notes to financial statements.




                    REDWOOD MORTGAGE INVESTORS VI
                  (A California Limited Partnership)
                       STATEMENTS OF INCOME
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995
                       AND 1994 (unaudited)


                                                                   9 Months ended  9 Months ended  3 Months ended   3 Months ended
                                                                   Sept. 30, 1995  Sept. 30,1994   Sept. 30, 1995   Sept. 30, 1994
                                                                   (unaudited)     (unaudited)      (unaudited)     (unaudited)

Revenues:

     Interest on Mortgage Loans ................................    $ 933,809      $ 1,033,832     $ 286,241        $ 360,218
     Interest on Bank Deposits .................................        4,813            8,564         1,305            1,789
     Late Charges & Other ......................................        8,339           10,134         3,792            3,728
     Miscellaneous .............................................        2,953            2,497           784            1,529
                                                                    ---------       ----------     ---------        ---------
                                                                      949,914        1,055,027       292,122          367,264
                                                                    ---------       ----------     ---------        ---------
Expenses:

     Interest on Bank Loan .....................................      162,160          132,921        54,338           49,666
     General Partner Management Fees ...........................          -0-            5,149           -0-            1,279
     Clerical costs through Redwood Home Loan Co. ..............       16,221           22,227         6,941            7,263
     Professional Fees .........................................       18,292           43,433         1,546              516
     Other .....................................................       13,718           17,001         2,695            2,724
     Provision for Loss on Real Estate Acquired
through
        Foreclosure and Doubtful Accounts ......................      274,073          331,784        71,647          138,816
                                                                    ---------       ----------     ---------        ---------
                                                                      484,464          552,515       137,167          200,264
                                                                    ---------       ----------     ---------        ---------
Net Income .....................................................    $ 465,450       $  502,512     $ 154,955        $ 167,000
                                                                    =========       ==========     =========        =========

Net Income:  to General Partners (1%) ..........................    $   4,654       $    5,025     $   1,549        $   1,670
             to Limited Partners (99%) .........................      460,796          497,487       153,406          165,330
                                                                    ---------       ----------     ---------        ---------
                                                                    $ 465,450       $  502,512     $ 154,955        $ 167,000
                                                                    =========       ==========     =========        =========

Net Income for $1000 invested by Limited Partner
     for entire period
     - where income is reinvested and compounded ...............    $   39.42       $    41.12     $   13.10        $   13.56
                                                                    =========       ==========     =========        =========

     - where Partner receives income in monthly disributions....    $   38.75       $    40.39     $   13.04        $   13.50
                                                                    =========       ==========     =========        =========

  See accompanying notes to financial statements.














                                                      REDWOOD MORTGAGE INVESTORS VI
                                                   (A California Limited Partnership)
                                                        STATEMENTS OF CASH FLOWS
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                                          AND 1994 (unaudited)


                                                                        Sept. 30, 1995          Sept. 30,1994
                                                                          (unaudited)             (unaudited)


Cash flows from operating activities:

  Net Income                                                             $  465,450             $   502,512
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Increase (decrease) in allowance for doubtful accounts                 78,502                  98,154
      (Increase) decrease in accrued interest and advances                ( 135,289  )           (  249,168  )
       Increase (decrease) in accounts payable, accrued expenses
          and deferred interest                                                 -0-              (   12,784  )
       (Increase) decrease in prepaid expenses and other assets                 -0-                   1,524

  Net cash provided by operating activities                                 408,663                 340,238

Cash flows from investing activities:

  Net (increase) decrease in:
   Real estate acquired through foreclosure                                 656,191              (  575,102  )
   Mortgage loans                                                           143,729                 840,550
   Accounts receivable - unsecured                                       (   24,892  )                  -0-
   Formation loan                                                            33,717                  36,917
   Partnership Interest                                                  (  456,821  )           (  454,087  )
        Net cash provided by or (used in) investing activities              351,924              (  151,722  )

Cash flows from financing activities:
  Net increase (decrease) in note payable - bank                         (  305,000  )              298,295
  Partners withdrawals                                                   (  863,715  )           (  741,257  )
  Early withdrawal penalties, net                                        (    4,029  )           (    5,753  )

         Net cash provided by or (used in) financing activities          (1,172,744  )           (  448,715  )

Net increase (decrease) in cash and cash equivalents                     $( 412,157  )          $(  260,199  )
Cash and cash equivalents at the beginning of period                        447,804                 422,305
Cash and cash equivalents at the end of period                           $   35,647             $   162,106


  See accompanying notes to financial statements.





                                                     REDWOOD MORTGAGE INVESTORS VI
                                                   (A California Limited Partnership)
                                               STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                          FOR THE THREE YEARS ENDED DECEMBER 31, 1994 (audited)
                                          AND NINE MONTHS ENDED SEPTEMBER 30, 1995 (unaudited)

                                     ---------------------PARTNERS CAPITAL--------------------



                                                                  UNALLOCATED
                                       GENERAL     LIMITED        SYNDICATION
                                      PARTNERS    PARTNERS           COSTS        TOTAL


Balances at December 31, 1991 ..   $    9,773   11,944,096        (   105,610)    11,848,259

Net Income .....................       10,585    1,047,952                -0-      1,058,537
Allocation of syndication costs    (      732)  (   72,481)            73,213            -0-
Early withdrawal penalties .....          -0-   (   15,055)             5,518     (    9,537)

Partners  withdrawals ..........   (    9,853)  (  530,499)               -0-     (  540,352)
                                    ----------   ----------         ----------     ----------

Balances at December 31, 1992 ..   $    9,773   12,374,013        (    26,879)    12,356,907

Net Income .....................        8,978      888,810                -0-        897,788
Allocation of Syndication Costs    (      232)  (   22,947)            23,179            -0-

Early withdrawal penalties .....          -0-   (   10,365)             3,700     (    6,665)
Partners  withdrawals ..........   (    8,746)  (  887,338)               -0-     (  896,084)
                                    ----------   ----------         ----------     ----------

Balances at December 31, 1993 ..   $    9,773   12,342,173                -0-     12,351,946

Net Income .....................        6,647      658,055                -0-        664,702
Early withdrawal penalties .....          -0-   (   12,790)               -0-     (   12,790)
Partners  withdrawals ..........   (    6,654)  (1,013,019)               -0-     (1,019,673)
                                   ----------   ----------         ----------     ----------

Balances at December 31, 1994 ..   $    9,766   11,974,419                -0-     11,984,185

Net Income .....................        4,654      460,796                -0-        465,450
Early withdrawal penalties .....          -0-   (    4,029)               -0-     (    4,029)
Partners withdrawals ...........   (    4,654)  (  859,061)               -0-     (  863,715)
                                   ----------   ----------         ----------     ----------

Balances at September 30, 1995 .   $    9,766   11,572,125                -0-     11,581,891
                                   ==========   ==========         ==========     ==========

  See accompanying notes to Financial Statements

                           REDWOOD MORTGAGE INVESTORS VI
                         (A California Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 (audited) AND
                           SEPTEMBER 30, 1995 (unaudited)


  1.     ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VI, (the Partnership), is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell (collectively the Individual General Partners) and Gymno Corporation, a California corporation owned and operated by the Individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Partnership loans are being arranged and serviced by Redwood Home Loan Co. (RHL Co.), an affiliate of the General Partners. At December 31, 1989, the offering was closed with contributed capital totalling $9,781,366.

     Each  months   income  is   distributed   to  partners  based  upon  their
proportionate share of partners capital. Partners may elect to withdraw income on a monthly, quarterly, or annual basis.

  A.     Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (on units sold by the General Partners) up to 10% of gross proceeds were paid by RHL Co., an affiliate of the General Partners that arranges and services the mortgage loans. To finance the sales commissions, the Partnership loaned to RHL Co. $623,255 (the Formation Loan) in connection with the broker-dealer selling the Partnership interests of $9,781,366 contributed capital. The Formation Loan is unsecured, and is being repaid, without interest, in ten annual installments of principal, which commenced on December 31, 1989. As of September 30, 1995, RHL Co. had already repaid $374,242 and early withdrawal penalties of $36,225 had been credited against the loan amount, leaving a remaining balance of $212,788.

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

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs of $14,750 were capitalized and were amortized over a five year period. Syndication costs of $346,135 were charged against partners capital and were allocated to individual partners consistent with the partnership agreement over a five year period.

     Property acquired through foreclosure will be held for prompt sale to return the funds to the loan portfolio. Such property is recorded at the lesser of (i) cost, which includes the principal balance of the former loan made by the Partnership plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income, or (ii) at estimated net realizable value. The difference between such costs and estimated net realizable value is deducted from cost in the Balance Sheet to arrive at the carrying value of such property.

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

     The interim financial statements dated September 30, 1995 are unaudited, but in the opinion of the General Partners all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the financial condition at September 30, 1995 have been made.

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

  B.     Loan Servicing Fees

     Monthly loan servicing fees are paid to Redwood Home Loan Co. up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located (currently at 1/12 of 1% or 1% annual). The amount remitted to the partnership and recorded as interest on mortgage loans is net of such fees. In 1993, $27,532 of the total loan service fees of $121,838, and in 1994, all of the $123,758 of the total loan servicing fees were waived by Redwood Home Loan Co. For the nine months through September 30, 1995, $40,755 of the total loan service fees of $73,472 were also waived by Redwood Home Loan Co.

  C.     Asset Management Fee

     Pursuant to the Partnership agreement, the General Partners receive a monthly fee for managing the Partnerships loan portfolio and operations equal to 1/32 of 1% (3/8 of 1% annual) of the net asset value. Such fees were reduced by the General Partners from $46,569 to $15,523 in 1993, $45,974 to $8,942 in 1994. For the nine months through September 30, 1995, all of the management fees totalling $33,446 were waived by the General Partners.

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

  F.     Operating Expenses

     The General Partners or their affiliate (RHL Co.) are being reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1993, and in 1994, clerical costs totalling $31,642 and $0 respectively, were reimbursed to RHL Co. For the nine months through September 30, 1995, $16,221 of the total expense of $20,803 was reimbursed to RHL Co. with the difference being waived.

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

     Notwithstanding the above, in order to provide a certain degree of liquidity to the Limited Partners, the General Partners will liquidate a Limited Partners entire capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. Such liquidations shall, however, be subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums otherwise could have been withdrawn pursuant to the five year installment liquidation procedure set forth in the previous paragraph. The 10% early withdrawal penalty will be received by the Partnership, and a portion of the sums collected as such penalty will be applied by the Partnership toward the next installment(s) of principal under the Formation Loan owed to the Partnership by Redwood Home Loan Co. Such portion shall be determined by the ratio between the initial amount of the Formation Loan and the total amount of other organization and syndication costs incurred by the Partnership in this offering. The balance of any such early withdrawal penalties shall be retained by the Partnership for its own account and applied against Syndication Costs. Since the syndication costs have been fully amortized, the early withdrawal penalties gained in the future will be applied on the same basis as before with the amount otherwise being credited to Syndication Costs being credited to the income for the period.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnerships capacity to return a Limited Partners capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total Limited Partners Capital Accounts outstanding at the beginning of any calendar year shall be liquidated during any calendar year.

  5.     NOTES PAYABLE BANK - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its mortgage loan portfolio of up to $2,500,000 at 1% over prime as of September 30, 1995. The initial borrowing took place in March, 1989 and the balance as of September 30, 1995 was $2,071,511.

  6.     LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to collect unsecured accounts receivable totalling an aggregate of $392,908. Management anticipates that the ultimate outcome of these legal matters will not have a material adverse effect on the net assets of the Partnership, in the light of the Partnerships allowance for doubtful accounts.

  7.     PARTNERSHIP INTEREST

     The Partnership holds a Limited Partnership interest in a partnership (Local Partnership) which was formed to develop land parcel, previously acquired through foreclosure, into single family homes. Upon sale of such property by the Local Partnership, and liquidation of Local Partnershihp, the Partnership expects to receive a return of the capital which it contributed to the Local Partnership, as well as, a portion of the profits.

  Note 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS

    The mortgage loans are secured by recorded deeds of trust. At September 30, 1995, there were 76 loan investments outstanding with the following characteristics:

Number of loan investments outstanding .......................             76
Total loans outstanding ......................................    $10,850,267

Average loan investment outstanding ..........................   $ 142,766.67
Average loan investment as a percent of total ................           1.32%
Average loan investment as a percent of Partners Capital .....           1.23%

Largest loan investment outstanding .........................     $ 1,199,438
Largest loan investment as a percent of total ................          11.05%
Largest loan investment as a percent of Partners Capital ....          10.36%

Number of counties where security is located (all California) .......      14
Largest percentage of loan investment in one county .................   23.52%
Average loan investment to appraised value of security at time loan
was consummated .....................................................   64.49%
Number of loans in foreclosure ......................................     -0-

         The cash balance at September 30, 1995, of $35,647 was in accounts of two different banks, of which a total of $7,836 was in an interest bearing account. The balances were within the FDIC insurance limits
 (up to $100,000 per bank).

  ITEM II

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

     On September 30, 1995, the Partnerships net capital totalled $11,581,891.

     The Partnership began funding mortgage investments in October 1987, and as of September 30, 1995 had distributed income at an average annualized (compounded) yield of 8.39%. Current earnings are somewhat lower, primarily because interest rates generally have dropped dramatically since 1992 and reserves for losses have been increased. The Partnership does not anticipate a significant increase or decrease in mortgage rates in the foreseeable future and expects the prevailing rates to fluctuate in a narrow range for the rest of the year. Management expects the yield, net of provision for losses on loans, to fluctuate in a narrow range of 5% to 6% for the balance of 1995.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its mortgage loan portfolio. Currently, it has the capacity to borrow up to $2,500,000 at prime plus 1%, (9.75%). Current borrowings of $2,071,511 have the effect of leveraging the portfolio about 20%.

     The Partnership relies upon the line of credit, amortization of notes, pay-off of notes and the re-investment of earnings, after paying Partnership distributions and operating costs, for the creation of new capital for mortgage
(loan) investments.

     Considering Northern Californias recent economic slump (5 out of the last 6 years) and the current state of our economy, the Partnerships operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar partnerships over the last seventeen years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and payoff of notes. Currently, this amount exceeds Partnership expenses and earnings payout requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

     The General Partners are continuously reviewing the loan portfolio, the status of delinquencies, the underlying collateral securing these properties, REO expenses, sales activities, and borrowers payment records and other data relating to the loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Bases upon this information and more, loan loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and our inability to control these many factors, actual results
could  and  do  sometimes  differ   significantly  from  the  General  Partners
estimates.


  I.
        COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ending September 30, 1995. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus and Partnership Agreement. In addition, the General
Partners and/or related companies pay certain expenses on behalf of the Partnership for which it is reimbursed as noted in the Statement of Income.

         Entity Receiving               Description of Compensation            Amount
           Compensation                    and Services Rendered
RHL Co.                              Loan  Servicing  Fee for servicing      $  32,717
                                     loans ($40,755 waived by RHL Co.)

General Partners &/or Affiliates     Asset  Management Fee for managing      $       0
                                     assets   ($33,446  waived  by  the
                                     General Partners)

General Partners                     1%  interest  in  profits,  losses      $   4,654
                                     and    distributions    of    cash
                                     available for distribution


  II.
      FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED
           TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF
                       BORROWERS NOT OF THE PARTNERSHIP)

RHL Co.                              Loan  Brokerage   Commissions  for      $  57,415
                                     services  in  connection  with the
                                     review,   selection,   evaluation,
                                     negotiation,  and extension of the
                                     Partnership   Loans  paid  by  the
                                     borrowers    and    not   by   the
                                     Partnership

RHL Co.                              Processing  and  Escrow  Fees  for      $      741
                                     services   in   connection    with
                                     notary,    document   preparation,
                                     credit  investigation,  and escrow
                                     fees  payable by the  borrower and
                                     not by the Partnership



              LOAN PORTFOLIO SUMMARY AS OF SEPTEMBER 30, 1995


                            Partnership Highlights

Loan to Value ratio

First Trust Deed Loans ......................   $ 4,386,265.79
Appraised Value of Properties * .............     7,068,342.00
    Total Investment as a % of Appraisal ....            62.06%

First Trust Deed Loans ......................   $ 4,386,265.79
Second Trust Deed Loans .....................     5,706,743.55
Third Trust Deed Loans ......................       532,258.12
Fourth Trust Deed Loans ** ..................       224,999.46
                                               ---------------
                                               $ 10,850,266.92

First Trust Deeds due other Lenders .........  $ 20,973,771.00
Second Trust Deeds due other Lenders ........     1,250,575.00
Third Trust Deeds due other Lenders .........       178,571.00
                                               ---------------

Total Debt ..................................  $ 33,253,183.92

    Appraised Property Value ................  $ 51,563,161.00
    Total Investment as a % of Appraisal ....            64.49%

Number of Loans Outstanding .................               76

Average Investment ..........................  $    142,766.67
Average Investment as a % of Net Partners Capital ....    1.23%
Largest Investment Outstanding ..............     1,199,438.04
Largest Investment as a % of Net Partners Capital ....   10.36%


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

  Loans as a Percentage of Total Loans

First Trust Deed Loans ..........................             40.43%
Second Trust Deed Loans .........................             52.60%
Third Trust Deed Loans ..........................              4.90%
Fourth Trust Deed Loans .........................              2.07%
                                                             -------
Total ...........................................            100.00%

Loans by Type of Property                         Amount         Percent

Owner Occupied Homes .................      $  2,629,441.43        24.23%
Non Owner Occupied Homes .............           612,813.63         5.65%
Apartments ...........................         1,365,185.29        12.58%
Commercial ...........................         6,242,826.57        57.54%
                                            ---------------       -------
Total ................................      $ 10,850,266.92       100.00%


Statement of Conditions of Loans

     Number of Loans in Foreclosure                                    0


Diversification by County

County                                     Total Loans          Percent

Santa Clara ....................        $  2,552,355.18          23.52%
San Mateo ......................           2,160,472.80          19.91%
Alameda ........................           2,024,018.35          18.66%
Contra Costa ...................           1,261,923.33          11.63%
San Francisco ..................             804,668.62           7.42%
Stanislaus .....................             765,939.89           7.06%
Sonoma .........................             337,835.82           3.11%
Sacramento .....................             278,068.93           2.56%
El Dorado ......................             217,325.79           2.00%
Marin ..........................             198,858.63           1.83%
Santa Cruz .....................              66,946.20           0.62%
Solano .........................              26,323.25           0.24%
Miscellaneous * ................             155,530.13           1.44%
                                        ---------------         -------
Total ..........................        $ 10,850,266.92         100.00%


  *      Monterey, Shasta

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

         Item 3.           Defaults upon Senior Securities
                           -------------------------------
                                    Not Applicable

         Item 4.           Submission of Matters to a Vote of Security Holders
                           ---------------------------------------------------
                                    Not Applicable

         Item 5.           Other Information
                           -----------------
                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K
                           --------------------------------
                                    (a) Exhibits
                                            Not Applicable

                                    (b) Form 8-K
                                           The registrant has not filed any
                                           reports on Form 8-K during the three
                                           month period ending September 30,
                                           1995.

                                                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Redwood Mortgage Investors VI



DATE:   October 24, 1995                    By:
------------------------                    -----------------------------------
                                            D. Russell Burwell, General Partner



DATE:   October 24, 1995                    By:
------------------------                    -----------------------------------
                                            Michael R. Burwell, General Partner