Form 10-K
period 1995-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 1996-03-25
CIK 811592

REDWOOD MORTGAGE INVETORS VI
                 (a California Limited Partnership)
                         Index to Form 10-K

                         December 31, 1995
                               Part I
                                                                  Page No.
Item 1 - Business                                                   3
Item 2 - Properties                                                 4-5
Item 3 - Legal Proceedings                                          6
Item 4 - Submission of Matters to a vote of Security Holders
         (partners)                                                 6

                               Part II

Item 5 - Market for the Registrants Partners Capital and
         related matters.                                           6
Item 6 - Selected Financial Data                                    7-8
Item 7 - Managements Discussion and Analysis of Financial Condition
         and Results of Operations                                  9
Item 8 - Financial Statements and Supplementary Data                10-27
Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                        27

                               Part III

Item 10 - Directors and Executive Officers of the Registrant        27
Item 11- Executive Compensation                                     28
Item 12 - Security Ownership of certain Beneficial Owners and
          Management                                                29
Item 13 - Certain Relationships and Related Transactions            29

                               Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports
          of Form 8-K                                               29-30

Signatures                                                          31

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549
                         Form 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934

For the year ended December 31, 1995 Commission File number 33-12519
--------------------------------------------------------------------

                REDWOOD MORTGAGE INVESTORS VI
--------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

        California                                   94-3031211
----------------------------------- --------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification)
 incorporation or organization)

650 El Camino Real #G, Redwood City, CA                 94063
---------------------------------------- ---------------------------
(address of principal executive offices)             (zip code)

Registrants telephone No. Including area code      (415) 365-5341
--------------------------------------------- ----------------------

Securities registered pursuant to Section 12 (b) of the Act:        None

Title of each class                 Name of each exchange on which registered
-----------------------------------------------------------------------------
Limited Partnership Units                               N/A
-----------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                        Limited Partnership Units

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES                             XX                                  NO
                         ------------------                 ------------------

    At the close of the sale of units in 1989, the limited partnership units purchased by non-affiliates was 97,715.94 units computed at $100.00 a unit for $9,771,594, excluding General Partners Contribution of $9,772.

Documents incorporated by reference:

    Portions of the Prospectus for Redwood Mortgage Investors VI, included as part of the form S-11 Registration Statement, SEC File No. 33-12519 dated September 3, 1987 and Supplement No.6 dated May 16, 1989, incorporated in Parts II, III, and IV.

                               Part I

Item 1 - Business

    Redwood Mortgage Investors VI is a California limited partnership (the Partnership), of which D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation, are the General Partners. The address of the General Partners is 650 El Camino Real, Suite G, Redwood City, California 94063. The Partnerships primary purpose is to invest its capital in loans secured by Northern California properties. Partnership loans are arranged and serviced by Redwood Home Loan Co, an affiliate of the General Partners. The Partnerships objectives are to make investments, as referred to above, which will:(i) provide the maximum possible cash returns which Limited Partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have earnings credited to their capital accounts and used to invest in Partnership activities; and (ii) preserve and protect the Partnerships capital. The Partnerships general business is more fully described under the section entitled Investment Objectives and Criteria, pages 23-26 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated by reference. The Partnership was formed in September, 1987 and immediately began issuing units. It began investing in mortgages in October,1987. At December 31, 1995, the Partnership had a balance in its mortgage loans totalling $10,402,491 with interest rates thereon ranging from 4.00% to 14.50%. Currently First Trust Deeds comprise 42.77% of the loan portfolio with Junior loans making up 49.87% of 2nd, 5.11% of 3rd and 2.25% of 4th Trust Deeds.. Owner-occupied homes, combined with non-owner loans, total 28.21% of the loans. Loans to apartments make up 10.86% of the total loans. Commercial loan origination increased from last year, now comprising 60.93% of the portfolio, an increase of 9.94%. The past year brought us many outstanding low loan to value lending opportunities in the commercial segment of the market. Major concentration of loans, comprising of 85.81% of the total loans, are in eight counties of the Bay Area. County of Stanislaus makes up 7.36% of the loans and the balance, as stated on page five of this report, are in the neighboring counties of the Bay Area.Loan investment size increased this past year, and is now averaging $144,479 per loan investment. Some of the larger loans are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 35.60%. A 40% equity
average  on loan  origination  is  generally   considered  very   conservative.
Generally,  the  more  equity,   the  more  protection  for  the  lender.   The
Partnerships loan portfolio is in good condition with no properties in foreclosure as of the end of December, 1995.

Item 2 - Properties

     As of December 31, 1995, a summary of the Partnership's loan portfolio is set forth below.

Loans as a Percentage of Total Loans

First Trust Deeds                                    $  4,449,229.46
Appraised Value of Properties                           7,068,342.00
Total Investment as a % of Appraisal                           62.95%
Second Trust Deed Loans                                 5,187,807.35
Third Trust Deed Loans                                    531,526.66
Fourth Trust Deed Loans*                                  233,928.01
First Trust Deeds due other Lenders                    20,008,192.00
Second Trust Deeds due other Lenders                    1,250,575.00
Third Trust Deeds due other Lenders                       178,571.00

Total Debt                                           $ 31,839,829.48

Appraised Property Value                             $ 49,439,750.00
Total Investments as a % of Appraisal                          64.40%

Number of Loans Outstanding                                       72

Average Investment                                        144,479.05
Average Investment as a % of Net Asset                          1.27%
Largest Investment Outstanding                          1,279,200.00
Largest Investment as a % of Net Asset                         11.21%

Loans as a Percentage of Total Loans

First Trust Deeds                                              42.77%
Second Trust Deeds                                             49.87%
Third Trust Deeds                                               5.11%
Fourth Trust Deeds                                              2.25%
                                                              ---------

Total                                                         100.00%

Loans by Type of Property            Amount                   Percent

Owner Occupied Homes               $ 2,323,009.15              22.33%
Non-Owner Occupied Homes               612,008.35               5.88%
Apartments                           1,129,877.51              10.86%
Commercial                           6,337,596.47              60.93%
                                  ------------------         ----------
Total                               10,402,491.48             100.00%

The following is a distribution of loans outstanding as of December 31, 1995 by Counties.

Santa Clara                        $ 2,505,509.85              24.08%
San Mateo                            2,065,543.38              19.86%
Alameda                              2,000,908.66              19.23%
Contra Costa                         1,070,704.34              10.29%
Stanislaus                             765,623.92               7.36%
San Francisco                          722,697.44               6.95%
Sonoma                                 336,638.05               3.24%
Sacramento                             272,207.48               2.62%
El Dorado                              216,586.51               2.08%
Marin                                  198,611.00               1.91%
Shasta                                  83,007.41               0.80%
Monterey                                72,380.95               0.69%
Santa Cruz                              66,268.80               0.64%
Solano                                  25,803.69               0.25%
                                  ------------------         ----------

Total                             $ 10,402,491.48             100.00%


     * Redwood Mortgage Investors VI, together with other Redwood Partnerships hold a second and a fourth trust deed against the secured property.In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio on this loan is 76.52%. Besides the borrower paying an interest rate of 12.25%, the partnership and other lenders will also participate in profits. We have had previous loan activity with this borrower which had been concluded successfully, with extra earnings earned for the other partnerships involved.

Statement of Condition of Loans:

Number of Loans in Foreclosure                                    0

Item 3 - Legal Proceedings

    The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to collect unsecured accounts receivable totalling an aggregate of $322,913. Management anticipates that the ultimate outcome of these legal matters will not have a material adverse effect on the net assets of the Partnership, in the light of the Partnerships allowance for doubtful accounts.

Item 4 - Submission of matters to vote of Security Holders (Partners).

         No matters have been submitted to a vote of the Partnership.

                              Part II

Item 5 - Market for the Registrants Partners Capital and Related Matters.

    120,000 units at $100 each (minimum 20 units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a best efforts basis (as indicated in Part I item 1). All units have been sold only in California.There is no established public trading market for the units.

Investors are in two categories. Some have opted to withdraw earnings on a monthly, quarterly or annual basis while the others are reinvesting and compounding the earnings.

 A description of the Partnership's units, transfer restrictions, and withdrawal provisions is more fully described under the section entitled Description of Units and Summary of the Limited Partnership Agreement, pages 38-42 of the Prospectus, a part of the above-referenced Registration statement, which is incorporated by reference.

As of December 31, 1995, there were 772 holders of record of the Partnerships units. A decrease of 112 from 1994.


Item 6 - Selected Financial Data

     Redwood  Mortgage  Investors  VI began  operations  in  October  1987.  Its financial  condition  and results of  operation for three years to December 31, 1995 were:
                                 Balance Sheets
                                     Assets

                                                                                                           December 31,
                                                                                          -----------------------------------------
                                                                                                   1995          1994          1993
                                                                                          ------------   -----------   ------------
Cash .....................................................................................  $   283,976   $   447,804   $   422,305
Accounts Receivable:
  Mortgage loans, secured by Deeds of Trust ..............................................   10,402,491    10,993,996    12,294,197
  Accrued Interest & other fees ..........................................................      445,816       322,173       433,654
  Advances on Real Estate Loans ..........................................................      131,936        30,273        76,755
  Other ..................................................................................      322,913       297,426       156,673
                                                                                            -----------   -----------   -----------
                                                                                            $11,303,156   $11,643,868   $12,961,279

Less Allowance for doubtful accounts .....................................................      283,284       209,073       270,540
                                                                                            -----------   -----------   -----------
                                                                                            $11,019,872   $11,434,795   $12,690,739

Real Estate Owned acquired through foreclosure
  at estimated net realizable value ......................................................    1,501,712     2,231,592       953,607
Formation loan due from RHL Co. ..........................................................      184,177       246,505       285,771
Partnership Interest .....................................................................      456,821           -0-           -0-
Due from Related Companies ...............................................................          935           -0-           -0-
Prepaid expenses & other costs ...........................................................          -0-           -0-         1,524
                                                                                            ===========   ===========   ===========
                                                                                            $13,447,493   $14,360,696   $14,353,946
                                                                                            ===========   ===========   ===========


                                                   Liabilities and Partners Capital

Liabilities:
  Notes Payable - Bank Line of Credit ....................................................  $ 2,041,011   $ 2,376,511   $ 1,964,216
  Accounts payable & accrued expenses ....................................................          -0-           -0-        29,328
  Deferred interest on mortgage loans ....................................................          -0-           -0-         8,456
                                                                                            -----------   -----------   -----------
                                                                                              2,041,011     2,376,511     2,002,000
Partners Capital ........................................................................    11,406,482    11,984,185    12,351,946
                                                                                            -----------   -----------   -----------

                                                                                            $13,447,493   $14,360,696   $14,353,946
                                                                                            ===========   ===========   ===========




                                                         Statements of Income

                                                                                      1995                1994                1993
                                                                             --------------      --------------      --------------

Gross Revenue .......................................................          $1,235,726           $1,391,088           $1,619,072
Expenses ............................................................             617,378              726,386              721,284
                                                                               ==========           ==========           ==========
Net Income ..........................................................             618,348              664,702              897,788
                                                                               ==========           ==========           ==========


Net Income: to General Partners (1%) ................................          $    6,183           $    6,647           $    8,978
                     to Limited Partners (99%) ......................             612,165              658,055              888,810
                                                                               ----------           ----------           ----------

                                                                               $  618,348           $  664,702           $  897,788
                                                                               ==========           ==========           ==========


Net Income per $1,000 invested by Limited
 Partners for entire period:
  - where income is reinvested and compounded .......................                  53                   55                   72
                                                                               ==========           ==========           ==========

  -where partner receives income in monthly
     distributions ..................................................                  52                   54                   70
                                                                               ==========           ==========           ==========


Item 7 - Managements Discussion and Analysis of Financial Condition and Results of Operations

   On December 31, 1995, the Partnerships net capital totalled $11,406,482.

     The Partnership began funding mortgage investments in October 1987, and as of December 31, 1995 had distributed income at an average annualized (compounded) yield of 8.27%. Current earnings are somewhat lower than those prevalent at the outset, primarily because interest rates generally have dropped dramatically since 1992 and reserves for losses have been increased. The Partnership does not anticipate a significant increase or decrease in mortgage rates in the foreseeable future and expects the prevailing interest rates to fluctuate in a narrow range in the near future. Management expects the yield, net of provision for losses on loans, to increase slightly in 1996.

     Currently, mortgage interest rate are lower than those prevalent at the inception of the Partnership. New loans are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing loans, the current and anticipated interest rates to be charged by the Partnerships, and current reserve requirements, the General Partners anticipate that the annualized yield next year will range only slightly from its current rate.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its mortgage loan portfolio. Currently, it has the capacity to borrow up to $2,500,000 at Prime plus 1%, (9.50%). Current borrowings of $2,041,011 have the effect of leveraging the portfolio about 20%. The Partnership relies upon the line of credit, amortization of notes, pay-off of notes, and the re-investment of earnings, after paying Partnership distributions and operating costs, for the creation of new capital for mortgage
(loan) investments.

     Considering Northern Californias recent economic slump (5 of the last 6 years) where-in business activity slumped principally in aerospace, communications, banking, retail trade and the federal government sector causing employment losses which was and still is reflective in property prices to a greater or lesser degree depending on location. The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar partnerships over the last eighteen years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of December 31, 1995, there were no properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings payout requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

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

       Item 8 - Financial Statements and Supplementary Data

  Redwood Mortgage Investors VI, a California Limited Partnerships list of Financial Statements and Financial Statement schedules:

A- Financial Statements

The following financial statements of Redwood Mortgage Investors VI are included in Item 8:

          Independent Auditors Report
          Balance Sheets - December 31, 1995 & 1994
          Statements of Income for the three years ended December 31, 1995 Statements of Changes in Partners Capital for the three years ended December 31, 1995
          Statements of Cash Flows for the three years ended December 31, 1995 Notes to Financial Statements - December 31, 1995

B. - Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Investors VI are included in Item 8.

         Schedule II - Amounts receivable from related parties and underwriters, promoters and employees other than related parties.

         Schedule VIII - Valuation and Qualifying Accounts

         Schedule IX - Short Term Borrowings

         Schedule XII - Mortgage loans on real estate

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not
required under the related instructions or are inapplicable, and therefore have been omitted.

                     REDWOOD MORTGAGE INVESTORS VI
                  (A California Limited Partnership)
                         FINANCIAL STATEMENTS
                          DECEMBER 31, 1995
                    (with Auditors Report Thereon)

                       PARODI & CROPPER
                  CERTIFIED PUBLIC ACCOUNTANTS
               3658 Mount Diablo Blvd., Suite #205
                   Lafayette California 94549
                        (510) 284-3590




                INDEPENDENT AUDITORS REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VI

     We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VI (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1995 and 1994 and the statements of income, changes in partners capital and cash flows for the three years ended December 31, 1995. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VI as of December 31, 1995 and 1994, and the results of its operations and cash flows for the three years ended December 31, 1995 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

                                PARODI & CROPPER








Lafayette, California
February 28, 1996

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                             1995          1994
                                                      -----------   -----------

Cash ..............................................   $   283,976   $   447,804
                                                      -----------   -----------

Accounts receivable:
Mortgage loans, secured by deeds of trust .........    10,402,491    10,993,996
Accrued Interest on mortgage loans ................       445,816       322,173
Advances on mortgage loans ........................       131,936        30,273
Accounts receivables, unsecured ...................       322,913       297,426
                                                      -----------    ----------
                                                       11,303,156    11,643,868
                                                      -----------    ----------
Less allowance for doubtful accounts ..............       283,284       209,073
                                                      -----------   -----------
                                                       11,019,872    11,434,795
                                                      -----------   -----------

Real estate owned, acquired through fore-
  closure, at estimated net realizable value ......     1,501,712     2,231,592
Investment in Partnership .........................       456,821           -0-
Formation loan due from Redwood Home Loan Co. .....       184,177       246,505
Prepaid expenses and other assets .................           935           -0-
                                                      -----------   -----------

                                                      $13,447,493   $14,360,696
                                                      ===========   ===========

                        LIABILITIES AND PARTNERS CAPITAL


Liabilities:
Notes payable - bank line of credit ...............   $ 2,041,011   $ 2,376,511
                                                      -----------   -----------
Total Liabilities .................................   $ 2,041,011   $ 2,376,511

Partners Capital ..................................    11,406,482    11,984,185
                                                      -----------   -----------

                                                      $13,447,493   $14,360,696
                                                      ===========   ===========






See accompanying notes to financial statements



                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                                                            YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                       1995          1994         1993
                                                  ----------   ----------   ----------
Revenues:
Interest on mortgage loans ....................   $1,214,443   $1,363,898   $1,576,376
Interest on bank deposits .....................        5,206       10,798       10,976
Late charges, prepayment penalties, and fees ..       16,077       16,392       31,720
                                                  ----------   ----------   ----------
                                                   1,235,726    1,391,088    1,619,072
                                                  ----------   ----------   ----------

Expenses:
General partners asset management fees .......           -0-        8,942       15,523
Clerical costs through Redwood Home Loan Co. ..       23,341          -0-       31,642
Interest and line of credit costs .............      212,915      185,131      161,705
Provision for doubtful accounts and losses
on real estate acquired through foreclosure          344,807      472,967      420,583
Professional services .........................       19,452       45,256       73,432
Other .........................................       16,863       14,090       18,399
                                                  ----------   ----------   ----------
                                                     617,378      726,386      721,284
                                                  ----------   ----------   ----------

Net Income ....................................   $  618,348   $  664,702   $  897,788
                                                  ==========   ==========   ==========

Net income:  To General Partners(1%) ..........   $    6,183   $    6,647   $    8,978
             To Limited Partners (99%).........   $  612,165   $  658,055   $  888,810
                                                  ==========   ==========   ==========
                                                  $  618,348   $  664,702   $  897,788
                                                  ==========   ==========   ==========

Net income per $1,000 invested by Limited
Partners for entire period:
where income is reinvested and
compounded ............................           $       53   $       55   $       72
                                                  ==========   ==========   ==========

where partner receives income in
monthly distributions ................            $       52   $       54   $       70
                                                 ===========   ==========   ==========










See accompanying notes to financial statements



                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                                  PARTNERS CAPITAL

                                                                                 UNALLOCATED
                                         GENERAL             LIMITED             SYNDICATION
                                        PARTNERS             PARTNERS               COSTS                 TOTAL
                                      --------------      ---------------      ----------------       ---------------

Balances at December 31, 1992          $      9,773        12,374,013           (       26,879)       12,356,907


  Net income                                  8,978           888,810                     -0-            897,788
  Allocation of syndication costs      (        232)       (   22,947)                  23,179               -0-
  Early withdrawal penalties                    -0-        (   10,365)                   3,700         (   6,665)

                                      --------------      ------------          ---------------       -----------
Balances at December 31, 1993                 9,773        12,342,173                    -0-           12,351,946

  Net income                                  6,647           658,055                    -0-              664,702
  Early withdrawal penalties                    -0-        (   12,790)                   -0-           (   12,790)
  Partners withdrawals                 (      6,654)       (1,013,019)                   -0-           (1,019,673)
                                      --------------      -----------           ----------------       ----------

Balances at December 31, 1994          $(     9,766)       11,974,419                    -0-           11,984,185

  Net income                                  6,183           612,165                    -0-              618,348
  Early withdrawal penalties                    -0-        (    4,336)                   -0-           (    4,336)
  Partners withdrawals                  (     6,183)       (1,185,532)                   -0-           (1,191,715)
                                      --------------      ---------------       ----------------      ------------
Balances at December 31, 1995          $      9,766        11,396,716                    -0-           11,406,482
                                      ==============      ===============       ================      ============




See accompanying notes to financial statements


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                        1995         1994         1993
                                                 -----------   ----------   ----------
Cash flows from operating activities:
  Net income ..................................   $  618,348   $  664,702   $  897,788
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Increase (decrease) in allowance for
     doubtful accounts ........................       74,211   (   61,467)     228,340
    (Increase) decrease in assets:
       Accrued interest & advances ............    ( 225,306)     157,963     ( 36,926)
       Prepaid expenses and other assets ......    (     935)       1,524        2,803
      Increase (decrease) in liabilities:
       Accounts payable and accrued expenses ..         -0-      ( 29,328)      28,601
       Discounts on mortgage loans ............         -0-      (  8,456)    (    264)
                                                   ----------    ---------     -------

      Net cash provided by operating activities      466,318      724,938    1,120,342
                                                  ----------    ---------   ----------

Cash flows from investing activities:
  Net (increase) decrease in real estate
     acquired through foreclosure .............      729,880   (1,277,985)     151,545
  Net (increase) decrease in mortgage loans ...      591,505    1,300,201      262,093
  Decrease in formation loan ..................       62,328       39,266       68,992
  (Increase) in accounts receivable, unsecured      ( 25,487)  (  140,753)         -0-
  Investment in Partnership ...................     (456,821)         -0-          -0-
                                                   ----------   ---------      -------
      Net cash provided by (used in) investing
        activities ............................      901,405   (   79,271)     482,630
                                                   ----------   ---------      -------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank .    ( 335,500)     412,295     (527,000)
 Partners withdrawals .........................   (1,191,715)  (1,019,673)    (896,084)
 Early withdrawal penalties, net ..............   (    4,336)  (   12,790)    (  6,665)
                                                   ---------    ---------      -------

      Net cash provided by (used in) financing
         activities ...........................   (1,531,551)  (  620,168)   (1,429,749)
                                                  ----------    ---------     ---------

Net increase (decrease) in cash ...............   (  163,828)      25,499       173,223

Cash - beginning of period ....................      447,804      422,305       249,082
                                                  ----------    ---------      --------

Cash - end of period ..........................   $  283,976   $  447,804    $  422,305
                                                  ==========    =========       =======


See accompanying notes to financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 1  ORGANIZATION  AND  GENERAL  Redwood  Mortgage  Investors  VI,  (the
Partnership) is a California Limited partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Partnership loans are being arranged and serviced by Redwood Home Loan Co. (RHL Co.), dba Redwood Mortgage, an affiliate of the General Partners. The offering was closed with contributed capital totaling $9,781,366.

     Each  months   income  is   distributed   to  partners  based  upon  their
proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan
     Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds were paid to RHL Co., an affiliate of the General Partners that arranges and services the mortgage loans. To finance the sales commissions, the Partnership loaned to RHL Co. $623,255 relating to contributed capital of $9,781,366. The formation loan is unsecured, and is being repaid, without interest, in ten annual installments of principal, commencing December 31, 1989.

     The following reflects transactions in the Formation Loan account through December 31, 1995:

       Amount loaned during 1987,1988 and 1989                      $623,255
       Less:
         Cash repayments                           $402,659
         Allocation of early withdrawal penalties    36,419          439,078
                                                 ===========      -----------
December 31, 1995                                                   $184,177
                                                                  ===========



     B. Other Organizational and Offering Expenses Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and accountant fees, and other costs), paid by the Partnership from the offering proceeds totaled $360,885 or 3.69% of the gross proceeds contributed by the Partners.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenues and expenses are accounted for on the accrual basis of accounting.


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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

     Property acquired through foreclosure will be held for prompt sale to return the funds to the loan portfolio. Such property is recorded at cost which includes the principal balance of the former loan made by the Partnership plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income or at estimated net realizable value, if less. The difference between such costs and estimated net realizable value is deducted from cost in the Balance Sheet to arrive at the carrying value of such property.

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

     Mortgage loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the mortgage loan system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate to provide for unrecoverable accounts receivable.

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

     NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES The following are commissions and/or fees which are paid to the General Partners and/or related parties.

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

     B. Loan Servicing Fees Monthly loan servicing fees are paid to Redwood Home Loan Co. up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located (currently at 1/12 of 1% or 1% annual). The amount remitted to the partnership and recorded as interest on mortgage loans is net of such fees. In 1993, $27,532 of the total loan servicing fee of $121,838, in 1994 $123,758 of the total loan service fees of $123,758 and in 1995 $50,741 of the total loan service fees of $92,797 were waived by the Redwood Home Loan Co.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

C. Asset Management Fee
     Pursuant to the partnership agreement, the GeneralPartners receive a monthly fee for managing the Partnerships loan portfolio and operations equal to 1/32 of 1% (3/8 of 1% annual) of the net asset value. Such fees were reduced from $46,569 to $15,523 in 1993; $45,974 to $8,942 in 1994, and $44,336 to $-0-
in 1995 with the difference being waived by the General Partners.

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

F. Operating Expenses
     The General Partners or their affiliate (Redwood Home Loan Co.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1993, 1994 and 1995 clerical costs totaling $31,642, $-0- and $23,341, respectively, were reimbursed to RHL and are included in expenses in the Statements of Income. The 1994 expenses were absorbed by the Redwood Home Loan Co.

NOTE 4 OTHER PARTNERSHIP PROVISIONS
A. Term of the Partnership
     The term of the Partnership is approximately 40 years, unless sooner terminated as provided. The provisions provided for no capital withdrawal for the first five years, subject to the penalty provision set forth in (D) below. Thereafter, investors have the right to withdraw over a five-year period, or longer.

B. Election to Receive Monthly, Quarterly or Annual Distributions
     Upon subscriptions, investors elected either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound for at least a period of 5 years.

C. Profits and Losses
     Profits and losses are allocated monthly among the Limited Partners according to their respective capital accounts after 1% is allocated to the General Partners.

D. Withdrawal From Partnership
     A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances has occurred by December 31, 1995. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

     Notwithstanding the above, in order to provide a certain degree of liquidity to the Limited Partners, the General Partners will liquidate a Limited Partners entire capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. Such liquidations shall, however, be subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums otherwise could have been withdrawn pursuant to the liquidation procedure set forth above. The 10% early withdrawal penalty will be received by the Partnership, and a portion of the sums collected as such penalty will be applied toward the next installment(s) of principal under the Formation Loan owed to the Partnership by Redwood Home Loan Co. Such portion shall be determined by the ratio between the initial amount of Formation Loan and the total amount of other organization and syndication costs incurred by the Partnership in this offering. The balance of any such early withdrawal penalties shall be retained by the Partnership for its own account and applied against syndication costs. Since the syndication costs have been fully amortized as of December 31, 1993, the early withdrawal penalties gained in the future will be applied on the same basis as before with the amount otherwise being credited to the syndication costs being credited to income for the period.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a Limited Partners capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total Limited Partners capital accounts outstanding at the beginning of any year shall be liquidated during any calendar year.

NOTE 5 - INVESTMENT IN PARTNERSHIP.
     The Partnerships interest in land acquired through foreclosure, located in East Palo Alto with costs totalling $456,821 has been invested with that of two other Partnerships (total cost $941,050) in a partnership which is in the process of constructing approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI, and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - NOTES PAYABLE BANK - LINE OF CREDIT
     The Partnership has a bank line of credit secured by its mortgage loan portfolio up to $2,500,000 at 1% over prime. The balances were $2,376,511 and $2,041,011 at December 31, 1994 and 1995, respectively, and the interest rate at December 31, 1995 was 9.5% (8.5% prime + 1%).

NOTE 7 - LEGAL PROCEEDINGS
     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $322,913.

     Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995




NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS
     The mortgage loans are secured by recorded deeds of trust. At December 31, 1995, there were 72 loans outstanding with the following characteristics:

 Number of loans outstanding                               72
 Total loans outstanding                          $10,402,491

 Average loan outstanding                         $   144,479
 Average loan as percent of total                        1.39%
 Average loan as percent of Partners Capital             1.27%

 Largest loan outstanding                          $1,279,200
 Largest loan as percent of total                       12.30%
 Largest loan as percent of Partners Capital            11.21%

 Number of counties where security is located
 (all California)                                          14
 Largest percentage of loans in one county              24.08%
 Average loan to appraised value of security
  at time loan was consummated                          64.40%
 Number of loans in foreclosure                             0


     The cash balance at December 31, 1995 of $283,976 was in two banks with interest bearing balances totalling $265,269. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $181,650.





SCHEDULE II

                                       AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                    PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES. RULE 12-03
        Column A                    Column B       Column C       Column D             Column E
     Name of Debtor                 Balance Beg.   Additions           Deductions        Balance at end of period
                                    of period
                                    12/31/94
                                                                      (1)        (2)        (1)              (2)
                                                                    Amounts     Amounts   Current         Not Current
                                                                    collected   written   12/31/95
                                                                                off

Redwood Home Loan Co. .............  $246,505     $       -0-     $ 59,581  $  2,747*       $  -0-          $184,177

The above  schedule  represents  the  formation  loan  borrowed by Redwood  Home Loan Co. from the  Partnership  to pay for the selling commissions  on units.  It is an  unsecured  loan and bears no  interest.  It is being  repaid to the  Partnership  in ten equal annual installments of principal only commencing December 31, 1989.

* The amount  written off is comprised of the  application  of the applicable  portion of early  withdrawal penalties as provided in the prospectus.

SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS
                          REDWOOD MORTGAGE INVESTORS VI
Col. A             Col. B                    Col. C               Col. D                Col. E
Description        Balance                  Additions             Deductions            Balance at
                   Beginning     -------------------------------- Describe             End of Period
                   of Period           (1)             (2)
                                 Charged to       Charged to Other
                                 Costs            Accounts -
                                 & Expenses       Describe

Year Ended
12/31/95

Deducted from
Asset Accounts:
Allowance for
Doubtful Accounts  $209,073      $ 74,719          -0-             $   508 *           $283,284



* Deductions represent amount determined to be uncollectable. Hence written off.

** Write-off of real estate acquired through foreclosure was $270,088, for total recognized losses of $344,807.

SCHEDULE IX

                              SHORT-TERM BORROWINGS
                   REDWOOD MORTGAGE INVESTORS VI - RULE 12-10
Col. A             Col. B            Col. C            Col. D            Col. E            Col. F
Category of        Balance at end    Weighted          Maximum Amount    Average Amount    Weighted
Aggregate          of Period         Average           Outstanding       Outstanding       Average
Short-Term                           Interest Rate     During the        During the        Interest Rate
Borrowings                                             Period            Period            During the
                                                                                           Period
------------------ ----------------- ----------------- ----------------- ----------------- -----------------
Year-Ended
12/31/95           $2,041,011        9.99%             $2,256,511        $2,131,230        9.99%


SCHEDULE XII

                         MORTGAGE LOANS ON REAL ESTATE.
                    RULE 12-29 MORTGAGE LOANS ON REAL ESTATE
Col. A    Col. B     Col. C     Col. D     Col. E     Col. F       Col. G        Col. H    Col. I    Col. J
Descp.    Interest   Final      Periodic   Prior      Face Amt.    Carrying     Principal  Type of   Geographic
          Rate       Maturity   Payment    Liens      of           amount of    amount     Lien      County
                     Date       Terms                 Mortgages    mortgages    of loans             Location
                                                      (original                 subject
                                                      amount)                   to
                                                                                Delinq.
                                                                                Principal
                                                                                or
                                                                                Interest

Comm.       14.500%   09/01/95  $  727.05  $     -0-   $60,000.00  $ 59,126.22     -0-     1st Mtg   Alameda
Comm.       14.500%   09/01/95   2,241.96    250,000   185,000.00   182,324.87     -0-     2nd Mtg   San Mateo
Res.        14.950%   08/01/95   1,243.81        -0-    98,680.00    98,571.95     -0-     1st Mtg   Alameda
Comm.       14.500%   12/01/95     918.42        -0-     75,00.00    73,779.91     -0-     1st Mtg   Alameda
Res.        14.000%   09/01/06     399.52     32,494    30,000.00    26,485.82     -0-     3rd Mtg   Santa Cruz
Res.        13.750%   10/01/96   1,833.33    369,163   160,000.00   160,000.00     -0-     2nd Mtg   San Mateo
Comm.       13.750%   10/01/96     644.53        -0-    56,250.00    56,250.00     -0-     1st Mtg   Santa Clara
Res.        12.500%   12/01/07     554.63        -0-    45,000.00    39,782.98     -0-     1st Mtg   Santa Cruz
Res.        10.000%   12/24/01     545.86        -0-    67,257.75    62,570.19     -0-     1st Mtg   Alameda
Comm.       13.875%   08/01/96     289.06        -0-    25,000.00    25,000.00     -0-     1st Mtg   Santa Clara
Res.         7.375%   02/01/99     602.96        -0-    87,300.00    83,734.59     -0-     1st Mtg   Alameda
Res.         6.000%   04/01/97     106.81     10,470    21,361.99    21,361.99     -0-     2nd Mtg   Sacramento
Res.         4.000%   04/01/97     113.30        -0-    23,130.95    23,130.86     -0-     1st Mtg   Sacramento
Res.         4.000%   04/01/97     120.00        -0-    24,384.59    24,384.52     -0-     1st Mtg   Sacramento
Res.         4.000%   04/01/96     170.00        -0-    34,702.33    34,702.25     -0-     1st Mtg   Sacramento
Apts.       13.000%   08/01/97   1,106.20    487,566   100,000.00    97,767.39     -0-     3rd Mtg   San Mateo
Comm.        7.000%   08/06/02     551.36     30,802    82,873.25    79,822.84     -0-     2nd Mtg   Alameda
Comm.       12.750%   10/01/97   1,086.69        -0-   100,000.00    98,945.81     -0-     1st Mtg   Santa Clara
Res.        13.000%   03/29/95   2,267.03    308,267   209,500.00   209,500.00     -0-     2nd Mtg   Santa Clara
Res.         5.000%   11/01/97     844.85        -0-   115,140.00   110,424.00     -0-     1st Mtg   San Mateo
Comm.      12..500%   01/01/08   1,343.45     64,620   109,000.00   100,564.37     -0-     2nd Mtg   Santa Clara
Comm.       12.250%   01/01/98   5,104.16    442,592   499,998.81   499,998.81     -0-     2nd Mtg   Contra Costa
Comm.       12.000%   04/01/98     110.00     32,875    11,000.00    11,000.00     -0-     2nd Mtg   San Francisco
Comm.       12.000%   06/01/98     497.08        -0-    58,500.00    47,976.66     -0-     1st Mtg   Sonoma
Apts.       12.500%   08/01/97     476.67     89,904    75,000.00    72,957.30     -0-     2nd Mtg   Sacramento
Res.        12.000%   07/01/98   2,417.24     67,312   235,000.00   216,586.51     -0-     2nd Mtg   El Dorado
Res.        13.500%   09/01/08     280.90     18,085    21,635.32    20,498.45     -0-     2nd Mtg   Contra Costa
Comm.       12.000%   11/01/98   2,057.23     11,864   200,000.00    85,670.56     -0-     2nd Mtg   Sacramento
Res.        10.000%   11/01/94     478.54        -0-    57,425.00    57,425.00     -0-     1st Mtg   San Mateo
Comm.       10.000%   12/01/98   1,755.14        -0-   200,000.00   197,767.18     -0-     1st Mtg   Stanislaus
Comm.       12.250%   01/01/98   2,433.81  1,126,508   249,999.40   233,928.01     -0-     4th Mtg   Contra Costa
Comm.       10.000%   12/01/98   5,046.04        -0-   575,000.00   568,272.68     -0-     1st Mtg   Alameda
Comm.        7.000%   12/01/03   1,151.48    562,500    99,172.75    84,454.39     -0-     2nd Mtg   Alameda
Apts        11.750%   05/01/96   3,162.79  2,369,828   370,000.00   316,279.07     -0-     2nd Mtg   Contra Costa
Comm.       12.000%   02/01/99  11,441.35        -0-  1,279,200.00 1,279,200.00    -0-     1st Mtg   Santa Clara
Res.        12.000%   06/01/04   1,053.22     50,205   100,000.00    98,892.84     -0-     2nd Mtg   Santa Clara
Res.        11.000%   06/01/99   1,904.66        -0-   200,000.00   198,611.00     -0-     1st Mtg   Marin
Comm.       12.000%   07/01/96   1,352.50    679,258   135,250.00   135,250.00     -0-     3rd Mtg   Sonoma
Comm.       11.000%   10/01/96   5,041.67  3,784,000   550,000.00   550,000.00     -0-     2nd Mtg   San Mateo
Comm.        8.500%   11/07/99     515.73        -0-    72,809.59    72,809.59     -0-     1st Mtg   Sonoma
Comm.       11.500%   12/20/96   5,441.96    146,582   567,856.74   567,856.74     -0-     2nd Mtg   Stanislaus
Res.         8.000%   12/01/00     500.00    148,004    52,500.00    50,507.43     -0-     2nd Mtg   Santa Clara
Apts.        7.000%   02/10/95     234.06     80,250    40,125.00    40,125.00     -0-     2nd Mtg   San Francisco




Col. A    Col. B     Col. C     Col. D     Col. E     Col. F       Col. G        Col. H    Col. I    Col. J
Descp.    Interest   Final      Periodic   Prior      Face Amt.    Carrying     Principal  Type of   Geographic
          Rate       Maturity   Payment    Liens      of           amount of    amount     Lien      County
                     Date       Terms                 Mortgages    mortgages    of loans             Location
                                                      (original                 subject
                                                      amount)                   to
                                                                                Delinq.
                                                                                Principal
                                                                                or
                                                                                Interest
Res.        12.000%   06/24/94     100.00        -0-    10,000.00    10,000.00     -0-     1st Mtg   Sacramento
Res.        12.000%   03/01/98   1,275.15        -0-   280,000.00   130,606.09     -0-     1st Mtg   Alameda
Apts.       11.500%   04/01/05   1,047.31        -0-   150,000.00    93,440.22     -0-     1st Mtg   San Francisco
Apts.       12.500%   04/01/00     219.36    231,000     9,750.00     8,772.57     -0-     2nd Mtg   Alameda
Comm.        9.000%   05/10/02     670.52        -0-    83,333.33    83,007.41     -0-     1st Mtg   Shasta
Comm.       12.000%   12/31/99   4,500.00  2,439,050   450,000.00   450,000.00     -0-     2nd Mtg   Santa Clara
Res.         8.000%   09/27/00     482.54     96,429    72,380.95    72,380.95     -0-     2nd Mtg   Monterey
Comm.       11.500%   04/30/96   2,913.30    137,551   149,400.14   149,400.14     -0-     2nd Mtg   San Francisco
Res.        13.500%   03/01/03     467.39        -0-    36,000.00    25,803.69     -0-     1st Mtg   Solano
Apts.       13.000%   06/01/97   3,042.05  4,125,105   275,000.00   251,251.73     -0-     2nd Mtg   Alameda
Res.        13.500%   08/01/03     292.12     42,238    22,500.00    16,208.14     -0-     2nd Mtg   San Mateo
Res.        10.000%   08/01/03     576.96    262,720    49,000.00    37,229.64     -0-     2nd Mtg   San Mateo
Apts.       13.000%   09/01/98     807.53        -0-    73,000.00    68,006.90     -0-     1st Mtg   Alameda
Apts.       13.000%   11/01/03     759.15    341,094    60,000.00    44,627.93     -0-     2nd Mtg   San Francisco
Comm.       13.750%   11/01/03   2,202.61        -0-   167,500.00   120,342.97     -0-     1st Mtg   Alameda
Apts.       14.000%   03/01/92   1,184.87    960,000   100,000.00    97,567.83     -0-     2nd Mtg   Santa Clara
Res.        13.625%   04/01/92   1,816.67     45,884   160,000.00   139,263.31     -0-     2nd Mtg   San Mateo
Comm.       14.500%   05/01/04   4,233.05    532,392   310,000.00   244,912.91     -0-     2nd Mtg   San Mateo
Res.        11.500%   06/01/97   3,113.39        -0-   314,000.00   311,595.63     -0-     1st Mtg   Alameda
Comm.     Prime + 7   11/20/95   1,052.47    185,351   200,000.00   199,332.60     -0-     3rd Mtg   San Mateo
Apts.       14.000%   06/01/92     473.95    196,000    40,000.00    39,081.57     -0-     3rd Mtg   Santa Clara
Res.        14.250%   07/01/04     984.46     78,672    73,000.00    58,713.83     -0-     2nd Mtg   San Francisco
Res.        14.000%   07/01/99     733.96        -0-    61,943.70    60,548.91     -0-     1st Mtg   San Mateo
Comm.       14.500%   08/01/04   1,365.50        -0-   100,000.00    80,601.80     -0-     1st Mtg   Sonoma
Res.        14.500%   04/01/05     546.20    150,804    40,000.00    33,609.28     -0-     3rd Mtg   San Francisco
Res.        14.500%   07/01/92   2,416.67    340,827   200,000.00   200,000.00     -0-     2nd Mtg   San Francisco
Res.        10.000%   06/29/96     847.39        -0-    96,559.83    91,781.04     -0-     1st Mtg   San Francisco
Res.        10.000%   08/01/00   1,428.14        -0-   160,000.00   161,029.41     -0-     1st Mtg   San Mateo
Res.        14.500%   08/01/92     604.17    109,072    50,000.00    49,077.20     -0-     2nd Mtg   San Mateo

Total                       $ 110,323.93   21,437,338 11,153,421.42 10,402,491.48  -0-




Schedule XII

Reconciliation of carrying amount of mortgage at close of period (12/31/95)

Balance at beginning of period 12/31/94                  $10,993,996
Additions during period:
New Mortgage loans                       $2,062,626
Other                                           -0-       $2,062,626
--------------------------------------------------------------------
                                                         $13,056,622


Deduction during period:
Collections of principal                 $2,273,233
Foreclosures                                357,461
Cost of mortgage sold                          -0-
Amortization of Premium                        -0-
Other                                        23,437       $2,654,131
--------------------------------------------------------------------

Balance at close of period (12/31/95)                    $10,402,491
                                                         -----------


      Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      The Partnership has neither changed its accountants nor does it have any disagreement on any matter of accounting principles or practices and financial statement disclosures.



                                    Part III

          Item 10 - Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors. Rather, the activities of the Partnership are managed by the three General Partners of which two individuals are D. Russell Burwell and Michael R. Burwell. The third General Partner is Gymno Corporation, a California corporation, formed in 1986. The Burwells are the two shareholders of this corporation on an equal (50-50) basis. A description of the General Partners is set forth on page 22 of the Prospectus under the section Management.

                        Item 11 - Executive Compensation

       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     As indicated above in item 10, the Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the Prospectus, pages 11-12, under the section Compensation of the General Partners and the Affiliates, which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and affiliates for services rendered during the year ended December 31, 1995. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving       Description of Compensation                   Amount
Compensation           and Services Rendered
---------------------- --------------------------------------------------------
I.
RHL CO.                Loan Servicing Fee for servicing loans      $   42,056
                       (RHL Co. waived $50,741)

General Partners       Asset Management Fee for managing assets    $      -0-
&/or Affiliates        (General Partners waived $44,336)
General Partners       1% interest in profits                      $    6,183
                       Less allowance for syndication costs        $      -0-
                                                                   -----------
                                                                   $    6,183


II. FEES PAID BY BORROWERS ON MORTGAGE  LOANS PLACED BY COMPANIES  RELATED
    TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OFBORROWERS NOT OF THE PARTNERSHIP):



RHL Co.                Loan Brokerage Commissions for services
                       in connection  with the review, selection,
                       evaluation, negotiation, and extension of
                       the Partnership Loans paid by the
                       borrowers and not by the Partnership        $   57,415



RHL Co.                Processing and Escrow Fees for services
                       in connection with notary, document
                       preparation, credit investigation,
                       and escrow fees payable by the borrowers
                       and not by the Partnership                  $      741



III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS
REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.....................$   23,341

     Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The  General  Partners  receive  a  combined  total  of  a 1%  interest in
Partnership   income  and  losses  and   distributions  of  cash  available for
distribution.

     Item 13 - Certain Relationships and Related Transactions

     Refer to footnote 3 of the notes to financial statements in Part II item 8 which describes related party fees and data.

     Also refer to sections of the Prospectus Compensation of General Partners and Affiliates, page 11, and Conflicts of Interest, page 13, as part of the above-referenced Registration Statement which is incorporated by reference.


                                     Part IV

 Item 14 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K

(A)      Documents filed as part of this report:

         1. The financial statements are listed in Part II Item 8 under A-Financial Statements.

         2. The Financial Statement Schedules are listed in Part II Item 8 under B-Financial Statement Schedules.

3. Exhibits.


   Exhibit No.               Description of Exhibits

    3.1              Limited Partnership Agreement
    3.2              Form of Certificate of Limited Partnership Interest
    3.3              Certificate of Limited Partnership
   10.1              Escrow Agreement (1)
   10.2              Servicing Agreement (1)
   10.3 (a) Form of Note secured by Deed of Trust which provides for principal and interest payments (1)
                     (b) Form of Note secured by Deed of Trust which provides principal and interest payments and right of assumption (1)
                     (c) Form of Note secured by Deed of Trust which provides for interest only payments (1)
                     (d) Form of Note (1)
   10.4 (a) Deed of Trust and Assignment of Rents to accompany Exhibits 10.3 (a) and (c) (1)
                     (b) Deed of Trust and Assignment of Rents to accompany Exhibits 10.3 (b) (1)
                     (c) Deed of Trust to accompany Exhibit 10.3 (d) (1)
   10.5              Promissory Note for Formation Loan (1)
   10.6              Agreement to Seek a Lender (1)
   24.1              Consent of Parodi & Cropper (1)
   24.2              Consent of Wilson, Ryan & Campilongo (1)


         All of these exhibits were previously filed as the exhibits to Registrants Statement on Form S-11 (Registration No.33-12519) and incorporated by reference herein.

(B)      Reports on form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(C)      See (A) 3 above

(D) See (A) 2 above. Additional reference is made to prospectus (S-11) dated September 3, 1987 to pages 56 through 59 and supplement #6 dated May 16, 1989 pages 16-18, for financial data related to Gymno corporation, a General Partner.

                                                              Signatures


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 25th day of March, 1996.

REDWOOD MORTGAGE INVESTORS VI


By:
         ---------------------------------------------
         D. Russell Burwell, General Partner


By:
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 25th day of March, 1996.


Signature                                Title                       Date



----------------------------
D. Russell Burwell             General Partner                   March 25, 1996



----------------------------
Michael R. Burwell             General Partner                   March 25, 1996




-----------------------------
D. Russell Burwell             President of Gymno                March 25, 1996
                               Corporation,
                               (Principal Executive Officer);
                               Director of Gymno Corporation



-----------------------------
Michael R. Burwell             Secretary/Treasurer of Gymno      March 25, 1996
                               Corporation (Principal Financial
                               and Accounting Officer);
                               Director of Gymno Corporation