Form 10-Q
period 1996-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 1996-05-09
CIK 811592

FORM 10-Q
                            SECURITIES & EXCHANGE COMMISSION
                                  WASHINGTON DC 20549

                      uarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

For Period Ended              March 31, 1996.
- -------------------------------------------------------------------------------
Commission file number           33-12519
- -------------------------------------------------------------------------------
                          REDWOOD MORTGAGE INVESTORS VI
- -------------------------------------------------------------------------------
                (exact name of registrant as specified in its charter)

      California                                             94-3031211
- -------------------------------------------------------------------------------
(State or other jurisdiction of                              I.R.S. Employer
incorporation or organization)                               Identification No.

               650 El Camino Real, Suite G, Redwood City, CA. 94063
- -------------------------------------------------------------------------------
                (address of principal executive office)

                               (415) 365-5341
- -------------------------------------------------------------------------------
                (Registrants telephone number, including area code)

                                NOT APPLICABLE
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year,if changed since last report

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

                             NOT APPLICABLE



                                     Part I

                                     Item 1

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 Balance Sheets
                         December 31, 1995 (audited) and
                           March 31, 1996 (unaudited)

                                     ASSETS

                                                    March 31, 1996 Dec. 31, 1995
                                                     (unaudited)     (audited)
                                                  ================ =============


Cash ...............................................   $    75,877   $   283,976

Accounts receivable:
      Mortgage loans, secured by deeds of trust ....    10,161,917    10,402,491
      Accrued interest on mortgage loans ...........       472,367       445,816
      Advances on mortgage loans ...................       169,490       131,936
      Accounts receivable-unsecured ................       253,433       322,913
                                                       -----------   -----------

                                                        11,057,207    11,303,156
      Less allowance for doubtful accounts .........       195,000       283,284
                                                       -----------   -----------

                                                       $10,862,207   $11,019,872
                                                       -----------   -----------

Real Estate Owned, acquired through foreclosure, at
      estimated net realizable value ...............     1,586,668     1,501,712
Partnership Interest ...............................       456,821       456,821
Formation loan due from Redwood Home Loan Co. ......       173,037       184,177
Prepaid expenses and other assets ..................           -0-           935
                                                       -----------   -----------

                                                       $13,154,610   $13,447,493
                                                       ===========   ===========


                        LIABILITIES AND PARTNERS CAPITAL

Liabilities:

      Notes payable - Bank line of credit ..........   $ 1,915,011   $ 2,041,011
      Accounts payable and accrued expenses ........         4,100           -0-
      Deferred interest on Mortgage Loans ..........           -0-           -0-
                                                       -----------   -----------
                                                         1,919,111     2,041,011

Partners capital ...................................    11,235,499    11,406,482
                                                       -----------   -----------
                                                       $13,154,610   $13,447,493
                                                       ===========   ===========

  See accompanying notes to financial statements.


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                              AND 1995 (unaudited)


                                                      3 mths ended  3 mths ended
                                                     Mar. 31, 1996 Mar. 31, 1995
                                                      (unaudited)    (unaudited)

Revenues:

  Interest on Mortgage Loans ...........................    $269,902    $324,075
  Interest on Bank Deposits ............................       1,075       1,711
  Late Charges & Other .................................       6,001       1,016
  Miscellaneous ........................................         900       1,559
                                                            --------    --------
                                                             277,878     328,361
                                                            --------    --------

Expenses:

  Interest on Bank Loan ................................      45,443      56,269
  General Partner management fees ......................         -0-         -0-
  Clerical  costs through Redwood Home Loan Co. ........       7,838       4,655
  Professional Fees ....................................      15,474      12,972
  Other ................................................       5,706       4,317
  Provision for loss on real estate acquired through
    foreclosure and doubtful accounts ..................      52,003      94,643
                                                            --------    --------
                                                             126,464     172,856
                                                            --------    --------

Net Income .............................................    $151,414    $155,505
                                                            ========    ========

Net income:  to General Partners (1%) ..................    $  1,514    $  1,555
                     to Limited Partners (99%) .........     149,900     153,950
                                                            ========    ========
                                                            $151,414    $155,505
                                                            ========    ========

Net income for $1,000 invested by Limited Partner
     for entire period
  - where income is reinvested and compounded ..........    $  13.16    $  12.87
                                                            ========    ========
  - where Partner received income in monthly
     distributions .....................................    $  13.11    $  12.82
                                                            ========    ========


  See accompanying notes to financial statements


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                              AND 1995 (unaudited)


                                                    Mar. 31, 1996 Mar. 31, 1995
                                                     (unaudited)  (unaudited)


Cash flows from operating activities:

  Net Income ...................................        $151,414   $155,505
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Increase (decrease) in allowance for
       doubtful accounts .......................    (     88,284)       -0-
      (Increase) decrease in accrued interest
       and advances ............................    (     64,105)  ( 53,570)
       Increase (decrease) in accounts payable,
        accrued expenses and deferred interest .           4,100      2,000
       (Increase) decrease in prepaid expenses
        and other assets .......................             935        -0-
                                                        --------   ---------
  Net cash provided by operating activities ....           4,060    103,935
                                                        --------   ---------
Cash flows from investing activities:

  Net (increase) decrease in:
   Real estate acquired through foreclosure ....    (     84,956)   556,754
   Mortgage loans ..............................         240,574  ( 149,721)
   Formation loan ..............................          11,140     17,457
   Partnership Interest ........................             -0-  ( 456,821)
   Accounts receivable -unsecured ..............          69,480        -0-
                                                        -------- -----------
     Net cash provided by or (used in)
      investing activities .....................         236,238  (  32,331)
                                                      ----------- ----------                                   --------   ---

Cash flows from financing activities:
  Net increase (decrease) in note payable - bank     (   126,000) ( 160,000)
  Partners withdrawals .........................     (   321,645) ( 264,415)
  Early withdrawal penalties, net ..............     (       752) (   2,960)
                                                      -----------  ---------

         Net cash provided by or (used in)
          financing activities .................     (   448,397) ( 427,375)
                                                                                          --------   ---

Net increase (decrease) in cash and cash
 equivalents ...................................    $(   208,099) $(355,771)
Cash and cash equivalents at the beginning
 of period .....................................         283,976    447,804
                                                    ------------- ----------                                     ========   ===
Cash and cash equivalents at the end of period .        $ 75,877   $ 92,033
                                                    ============= ==========                                     ========   ===



  See accompanying notes to financial statements.


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS CAPITAL
              FOR THE THREE YEARS ENDED DECEMBER 31, 1995 (audited)
                AND THREE MONTHS ENDED MARCH 31, 1996 (unaudited)

                                      ------------------PARTNERS CAPITAL-------------------

                                                              UNALLOCATED
                                      GENERAL     LIMITED     SYNDICATION
                                      PARTNERS    PARTNERS    COSTS              TOTAL
                                      --------    ---------   -----------       --------
Balances at December 31, 1992 .      $ 9,773     12,374,013     (26,879)      12,356,907

Net Income ....................        8,978        888,810         -0-          897,788
Allocation of Syndication Costs      (   232)   (    22,947)     23,179              -0-
Early withdrawal penalties ....          -0-    (    10,365)      3,700         (  6,665)
Partners withdrawals ..........      ( 8,746)   (   887,338)        -0-         (896,084)
                                     ----------  ----------   ----------      ----------
Balances at December 31, 1993 .      $ 9,773     12,342,173         -0-       12,351,946

Net Income ....................        6,647        658,055         -0-          664,702
Early withdrawal penalties ....          -0-    (    12,790)        -0-       (   12,790)
Partners withdrawals ..........      ( 6,654)   ( 1,013,019)        -0-       (1,019,673)
                                     ---------- ------------   ----------     -----------
Balances at December 31, 1994 .    $   9,766     11,974,419         -0-       11,984,185

Net Income ....................        6,183        612,165         -0-          618,348
Early withdrawal penalties ....          -0-    (     4,336)        -0-       (    4,336)
Partners withdrawals ..........      ( 6,183)   ( 1,185,532)        -0-       (1,191,715)
                                   ----------   ------------   ----------     -----------
Balances at December 31, 1995 .    $   9,766     11,396,716         -0-       11,406,482

Net Income ....................        1,514        149,900         -0-          151,414
Early withdrawal penalties ....          -0-    (       752)        -0-       (      752)
Partners withdrawals ..........      ( 1,514)   (   320,131)        -0-       (  321,645)
                                   ------------ -----------    -----------     ----------
Balances at March 31, 1996 ....    $   9,766     11,225,733         -0-       11,235,499
                                  ============  ===========     ==========    ===========

See accompanying notes to Financial Statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1995 (audited) and
                           MARCH 31, 1996 (unaudited)

NOTE 1 ORGANIZATION AND GENERAL
     Redwood Mortgage Investors VI, (the Partnership) is a California Limited partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Partnership loans are being arranged and serviced by Redwood Home Loan Co. (RHL Co.), dba Redwood Mortgage, an affiliate of the General Partners. At December 31, 1989, the offering was closed with contributed capital totaling $9,781,366.

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

     The following reflects transactions in the Formation Loan account through March 31, 1996:

     Amount loaned during 1987,1988 and 1989                           $623,255
     Less:
         Cash repayments                              $413,047
         Allocation of early withdrawal penalties       37,171          450,218
                                                    ===========      -----------

       Balance December 31, 1995                                       $173,037
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

     The interim financial statements dated March 31, 1996 are unaudited, but in the opinion of the General Partners all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the financial statements at March 31, 1996 have been made.

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

B. Loan Servicing Fees
     Monthly loan servicing fees are paid to Redwood Home Loan Co. up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located (currently at 1/12 of 1% or 1% annual). The amount remitted to the partnership and recorded as interest on mortgage loans is net of such fees. In 1993, $27,532 of the total loan servicing fee of $121,838, in 1994 $123,758 of the total loan service fees of $123,758 and in 1995 $50,741 of the total loan service fees of $92,797 were waived by the Redwood Home Loan Co. For the three months through March 31, 1996, all of the loan servicing fee of $19,248 was paid to Redwood Home Loan Co.

C. Asset Management Fee
     Pursuant to the partnership agreement, the General Partners receive a monthly fee for managing the Partnerships loan portfolio and operations equal to 1/32 of 1% (3/8 of 1% annual) of the net asset value. Such fees were reduced from $46,569 to $15,523 in 1993; $45,974 to $8,942 in 1994, and $44,336
to $-0- in 1995 with the difference being waived by the General Partners. For the three months through March 31, 1996, all of the management fee totalling $10,722 was also waived by the General Partners.

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

F. Operating Expenses
     The General Partners or their affiliate (Redwood Home Loan Co.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1993, 1994 and 1995 clerical costs totaling $31,642, $-0- and $23,341, respectively, were reimbursed to RHL and are included in expenses in the Statements of Income. The 1994 expenses were absorbed by the Redwood Home Loan Co. For the three months through March 31, 1996, $7,838 was reimbursed to RHL Co.

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

D. Withdrawal From Partnership
     A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances has occurred by March 31, 1996. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

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

NOTE 6 - NOTES PAYABLE BANK - LINE OF CREDIT
     The Partnership has a bank line of credit secured by its mortgage loan portfolio up to $2,500,000 at 1% over prime. The balances were $2,041,011 and $1,915,011 at December 31, 1995 and March 31, 1996, respectively, and the interest rate at March 31, 1996 was 9.5% (8.5% prime + 1%).

NOTE 7 - LEGAL PROCEEDINGS
     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $253,433.

     Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS
    The mortgage loans are secured by recorded deeds of trust. At March 31, 1996, there were 70 loans outstanding with the following characteristics:

         Number of loans outstanding                               70
         Total loans outstanding                          $10,161,917

         Average loan outstanding                         $   145,170
         Average loan as percent of total                        1.43%
         Average loan as percent of Partners Capital             1.29%

         Largest loan outstanding                         $ 1,279,200
         Largest loan as percent of total                        12.59%
         Largest loan as percent of Partners  Capital            11.39%

         Number of counties where security is located
              (all California)                                      14
         Largest percentage of loans in one county               27.99%
         Average loan to appraised value of security
              at time loan was consummated                       65.32%
         Number of loans in foreclosure status                       1
         Amount of loan in foreclosure                    $     34,702


     The cash balance at March 31, 1996 of $75,877 was in two banks with interest bearing balances totalling $667. The balances were within the FDIC insurance limits (up to $100,000 per bank).

     Item 7 - Managements Discussion and Analysis of Financial Condition and Results of Operations

         On March 31, 1996, the Partnerships net capital totalled $11,235,499.

     The Partnership began funding mortgage investments in October 1987, and as of March 31, 1996 had distributed income at an average annualized (compounded) yield of 8.18%. Current earnings are somewhat lower than those prevalent at the outset, primarily because interest rates generally have dropped dramatically since 1992 and reserves for losses have been increased. The Partnership does not anticipate a significant increase or decrease in mortgage rates in the foreseeable future and expects the prevailing interest rates to fluctuate in a narrow range in the near future. Management expects the yield, net of provision for losses on loans, to increase slightly in 1996.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New loans are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing loans, the current and anticipated interest rates to be charged by the Partnerships, and current reserve requirements, the General Partners anticipate that the annualized yield next year will range only slightly from its current rate.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its mortgage loan portfolio. Currently, it has the capacity to borrow up to $2,500,000 at Prime plus 1%, (9.50%). Current borrowings of $1,915,011 have the effect of leveraging the portfolio about 20%. The Partnership relies upon the line of credit, amortization of notes, pay-off of notes, and the re-investment of earnings, after paying Partnership distributions and operating costs, for the creation of new capital for mortgage
(loan) investments.

     Northern California has been experiencing an economic slump over five of the last six years, fueled by a downturn in the aerospace, communications, banking and retail trade industries, and in the federal government sector. This slump has been, and continues to be, reflected in property values, to a greater or lesser degree depending on location. The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last nineteen years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of March 31, 1996, there was one property in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings payout requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

     The General Partners are continuously reviewing the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, REO expenses, sales activities, and borrowers payment records and other data relating to the loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Bases upon this information and more, loan loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners.

  I.
       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ending March 31, 1996. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus and Partnership Agreement. In addition, the General Partners and/or related companies pay certain expenses on behalf of the Partnership for which it is reimbursed as noted in the Statement of Income.

   Entity Receiving    Description of Compensation                        Amount
    Compensation         and Services Rendered
===============================================================================

RHL Co.                Loan Servicing Fee for servicing loans          $  19,248
- --------------------------------------------------------------------------------

General Partners &/or  Asset Management Fee for managing assets($10,722
Affiliates             waived by the General Partners)                 $      0
- -------------------------------------------------------------------------------
General Partners       1% interest in profits,losses and distributions
                       of cash available for distribution              $   1,514
- ---------------------------- ---------------------------------------------------


  II.
     FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

RHL Co.                Loan Brokerage  Commissions  for services in
                       connection with the review, selection,
                       evaluation, negotiation, and extension of
                       the Partnership Loans paid by the borrowers
                       and not by the Partnership                      $  20,150
- ---------------------------- ---------------------------------------------------

RHL Co.                Processing  and Escrow Fees for services in
                       connection  with notary,document  preparation,
                       credit investigation, and escrow fees payable by
                       the borrower and not by the Partnership         $     199
- ---------------------------- ---------------------------------------------------

                   LOAN PORTFOLIO SUMMARY AS OF MARCH 31, 1996


                             Partnership Highlights


Loan to Value ratio


First Trust Deed Loans                                         $ 4,541,779.16
Appraised Value of Properties *                                  7,537,349.00
    Total Investment as a % of Appraisal                                60.26%

First Trust Deed Loans                                         $ 4,541,779.16
Second Trust Deed Loans                                          4,944,439.45
Third Trust Deed Loans                                             432,859.30
Fourth Trust Deed Loans **                                         242,839.25
                                                            ------------------
                                                               $10,161,917.16

First Trust Deeds due other Lenders                            $19,124,897.00
Second Trust Deeds due other Lenders                             1,186,142.00
Third Trust Deeds due other Lenders                                178,571.00
                                                             ------------------

Total Debt                                                      $30,651,527.16

    Appraised Property Value                                    $46,924,057.00
    Total Investment as a % of Appraisal                                 65.32%

Number of Loans Outstanding                                                 70

Average Investment                                            $     145,170.25
Average Investment as a % of Net Partners Capital                         1.29%
Largest Investment Outstanding                                $   1,279,200.00
Largest Investment as a % of Net Partners Capital                        11.39%


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

  Loans as a Percentage of Total Loans

First Trust Deed Loans                                                 44.69%
Second Trust Deed Loans                                                48.66%
Third Trust Deed Loans                                                  4.26%
Fourth Trust Deed Loans                                                 2.39%
                                                                   ----------
Total                                                                 100.00%

Loans by Type of Property                        Amount               Percent

Owner Occupied Homes                      $ 2,032,934.17                20.01%
Non Owner Occupied Homes                      611,082.75                 6.01%
Apartments                                    691,037.26                 6.80%
Commercial                                  6,826,862.98                67.18%
                                       ------------------           ----------
Total                                     $10,161,917.16               100.00%


Statement of Conditions of Loans

                 Number of Loans in Foreclosure                              1


Diversification by County

County

Santa Clara                               $ 2,843,887.15                27.99%
San Mateo                                   1,915,125.85                18.85%
Alameda                                     1,888,557.50                18.58%
Stanislaus                                    765,516.84                 7.53%
Contra Costa                                  763,183.94                 7.51%
San Francisco                                 638,490.63                 6.28%
Sacramento                                    350,576.31                 3.45%
Sonoma                                        335,413.98                 3.30%
El Dorado                                     216,586.51                 2.13%
Marin                                         198,356.52                 1.95%
Shasta                                         82,862.42                 0.82%
Monterey                                       72,380.95                 0.71%
Santa Cruz                                     65,712.17                 0.65%
Solano                                         25,266.39                 0.25%
                                       ------------------          ------------

Total                                     $10,161,917.16               100.00%

                                     PART 2
                                OTHER INFORMATION

 Item 1.   Legal Proceedings

     No legal action has been initiated against the Partnership. The Partnership had filed a legal action for collection against a borrower, which is routine litigation incidental to its business. Please refer to note (6) of financial statements.

 Item 2.    Changes in the Securities

                     Not Applicable

 Item 3.    Defaults upon Senior Securities

                     Not Applicable

 Item 4.    Submission of Matters to a Vote of Security Holders

                     Not Applicable

 Item 5.    Other Information

                     Not Applicable

 Item 6.    Exhibits and Reports on Form 8-K

                    (a) Exhibits
                    Not Applicable

                    (b) Form 8-K
                    The registrant has not filed any reports on Form 8-K during the three month period ending March 31, 1996.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 25th day of April, 1996.

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


By:
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 25th day of April, 1996.


Signature                         Title                                Date



- ------------------------
D. Russell Burwell         General Partner                       April 25, 1996



- -------------------------
Michael R. Burwell         General Partner                       April 25, 1996




- -------------------------
D. Russell Burwell         President of Gymno Corporation,       April 25, 1996
                           (Principal Executive Officer);
                           Director of Gymno Corporation



- --------------------------
Michael R. Burwell         Secretary/Treasurer of Gymno          April 25, 1996
                           Corporation (Principal Financial
                           and Accounting Officer);
                           Director of Gymno Corporation