Form 10-Q
period 1996-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 1996-08-07
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended               June 30, 1996.
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

                                 NOT APPLICABLE
- -------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

                                 NOT APPLICABLE



                                     Part I

                                     Item 1

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 Balance Sheets
                         December 31, 1995 (audited) and
                            June 30, 1996 (unaudited)

                                     ASSETS

                                                       06/30/96     12/31/95
                                                       (unaudited)  (audited)
                                                       ==========   ==========


Cash ...............................................   $   237,571   $   283,976

Accounts receivable:
 Mortgage loans, secured by deeds of trust .........     9,879,968    10,402,491
 Accrued interest on mortgage loans ................       479,033       445,816
 Advances on mortgage loans ........................       179,348       131,936
 Accounts receivable-unsecured .....................       251,531       322,913
                                                       -----------   -----------

                                                        10,789,880    11,303,156
 Less allowance for doubtful accounts ..............       204,000       283,284
                                                       -----------   -----------

                                                       $10,585,880   $11,019,872
                                                       -----------   -----------

Real Estate Owned, acquired through
 foreclosure, at estimated net realizable value ....     1,322,621     1,501,712
Partnership Interest ...............................       456,821       456,821
Formation loan due from Redwood Home Loan Co. ......       153,013       184,177
Prepaid expenses and other assets ..................           -0-           935
                                                       -----------   -----------

                                                       $12,755,906   $13,447,493
                                                       ===========   ===========


           LIABILITIES AND PARTNERS CAPITAL

Liabilities:

 Notes payable - Bank line of credit ...............   $ 1,715,011   $ 2,041,011
                                                       -----------   -----------
                                                         1,715,011     2,041,011

Partners Capital ...................................    11,040,895    11,406,482
                                                       -----------   -----------

                                                       $12,755,906   $13,447,493
                                                       ===========   ===========

  See accompanying notes to financial statements.



                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (unaudited)


                                                                  6 mos.ended      6 mos. ended      3 mos. ended     3 mos. ended
                                                                  June 30,1996     June 30, 1995     June 30,1996     June 30, 1995
                                                                  (unaudited)       (unaudited)      (unaudited)       (unaudited)


Revenues:
  Interest on mortgage loans .............................         $ 556,060         $ 647,568         $ 286,158         $ 323,493
  Interest on bank deposits ..............................             1,327             3,508               252             1,797
  Late charges & other ...................................             9,295             4,547             3,294             3,531
  Miscellaneous ..........................................             1,460             2,169               560               610
                                                                   ---------         ---------         ---------         ---------
                                                                     568,142           657,792           290,264           329,431
                                                                   ---------         ---------         ---------         ---------

Expenses:

 Interest on bank loan ...................................            90,206           107,822            44,763            51,553
 General Partner management fees .........................               -0-               -0-               -0-               -0-
 Clerical costs through Redwood Home .....................            16,101             9,280             8,263             4,625
Loan Co. .................................................
 Professional fees .......................................            16,279            16,746               805             3,774
 Other ...................................................             9,837            11,023             4,131             6,706
 Provision for loss on real estate
acquired
  through foreclosure and doubtful .......................           135,588           202,426            83,585           107,783
accounts
                                                                   ---------         ---------         ---------         ---------
                                                                     268,011           347,297           141,547           174,441
                                                                   ---------         ---------         ---------         ---------

Net Income ...............................................         $ 300,131         $ 310,495         $ 148,717         $ 154,990
                                                                   =========         =========         =========         =========

Net Income: to General Partners (1%) .....................         $   3,001         $   3,105         $   1,487         $   1,550
            to Limited Partners(99%) ... .................           297,130           307,390           147,230           153,440
                                                                  ----------         ---------         ---------         ----------
                                                                   $ 300,131         $ 310,495         $ 148,717         $ 154,990
                                                                   =========         =========         =========         =========

Net income for $1,000 invested by
Limited
  Partner for  entire period
  - where income is reinvested and compounded.............        $    26.46         $   25.99         $   13.13         $   12.95
                                                                   =========         =========         =========         =========
  - where Partner received income in monthly
       distributions .....................................        $    26.18         $   25.71         $   13.07         $   12.89
                                                                   =========         =========         =========         =========






See accompanying notes to Financial Statements


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                              AND 1995 (unaudited)


                                                  June 30, 1996  June 30, 1995
                                                   (unaudited)    (unaudited)


Cash flows from operating activities:

  Net Income ....................................   $ 300,131   $ 310,495
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Increase (decrease) in allowance for
       doubtful accounts ........................     (79,284)        927
      (Increase) decrease in accrued interest
       and advances .............................     (80,629)    (91,502)
       Increase (decrease) in accounts payable,
        accrued expenses and deferred interest ..         -0-         -0-
       (Increase) decrease in prepaid expenses
        and other assets ........................         935         -0-
                                                     --------     --------

  Net cash provided by operating activities .....     141,153     219,920
                                                     ---------    --------

Cash flows from investing activities:

  Net (increase) decrease in:
   Real estate acquired through foreclosure .....     179,091     706,127
   Mortgage loans ...............................     522,523    ( 10,051)
   Formation loan ...............................      31,164    ( 13,331)
   Partnership Interest .........................         -0-      28,523
   Accounts receivable -unsecured ...............      71,382    (456,821)
                                                      -------    ---------

        Net cash provided by investing activities     804,160     254,447
                                                      -------     -------

Cash flows from financing activities:
  Net increase (decrease) in note payable - bank     (326,000)   (143,000)
  Partners withdrawals ..........................    (664,014)   (556,855)
  Early withdrawal penalties, net ...............    (  1,704)   (  4,029)



         Net cash provided by or (used in)
         financing activities ...................    (991,718)   (703,884)
                                                      -------    ---------

Net increase (decrease) in cash and cash
 equivalents ....................................   $ (46,405)   $(229,517)
Cash and cash equivalents at the beginning
  of period .....................................     283,976      447,804
                                                     --------     --------
Cash and cash equivalents at the end of period ..   $ 237,571    $ 218,287
                                                    =========    =========


  See accompanying notes to financial statements.


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS CAPITAL
              FOR THE THREE YEARS ENDED DECEMBER 31, 1995 (audited)
                 AND SIX MONTHS ENDED JUNE 30, 1996 (unaudited)
  --------------------------------------------PARTNERS CAPITAL-------------------------------------------
                                                                                UNALLOCATED
                                                 GENERAL          LIMITED       SYNDICATION
                                                 PARTNERS         PARTNERS         COSTS       TOTAL

Balances at December 31, 1992 ................    $  9,773        $12,374,013   $(26,879)     $12,356,907

Net Income ...................................       8,978            888,810        -0-          897,788
Allocation of Syndication Costs ..............        (232)           (22,947)    23,179              -0-
Early withdrawal penalties ...................         -0-            (10,365)     3,700           (6,665)
Partners withdrawals .........................       (8,746)         (887,338)       -0-         (896,084)
                                                 -----------         ---------   --------         --------

Balances at December 31, 1993 ................        9,773         12,342,173       -0-       12,351,946

Net Income ...................................        6,647            658,055       -0-          664,702
Early withdrawal penalties ...................          -0-            (12,790)      -0-          (12,790)
Partners withdrawals .........................       (6,654)        (1,013,019)      -0-       (1,019,673)
                                                 -----------         ----------   -------      -----------

Balances at December 31, 1994 ................         9,766         11,974,419      -0-        11,984,185

Net Income ...................................         6,183            612,165      -0-           618,348
Early withdrawal penalties ...................           -0-             (4,336)     -0-            (4,336)
Partners withdrawals .........................        (6,183)        (1,185,532)     -0-        (1,191,715)
                                                  -----------        -----------   -------      -----------

Balances at December 31, 1995 ................         9,766          11,396,716     -0-        11,406,482

Net Income ...................................         3,001             297,130     -0-           300,131
Early withdrawal penalties ...................           -0-              (1,704)    -0-            (1,704)
Partners withdrawals .........................        (3,001)           (661,013)    -0-          (664,014)
                                                  ------------       -----------   -------     ------------
Balances at June 30, 1996 ....................     $   9,766         $11,031,129     -0-      $ 11,040,895
                                                  ===========        ===========   =======    ============








  See accompanying notes to Financial Statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1995 (audited) and
                            June 30, 1996 (unaudited)

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

A. Sales Commissions - Formation Loan
     Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds were paid to RHL Co., an affiliate of the General Partners that arranges and services the mortgage loans. To finance the sales commissions, the Partnership loaned to RHL Co. $623,255 relating to contributed capital of $9,781,366. The formation loan is unsecured, and is being repaid, without interest, in ten annual installments of principal, commencing December 31, 1989

     The following reflects transactions in the Formation Loan account through June 30, 1996:

       Amount loaned during 1987,1988 and 1989                        $623,255
       Less:
         Cash repayments                                  $432,319
         Allocation of early withdrawal penalties           37,923     470,242
                                                        ===========   ---------
       Balance June 30, 1996                                          $153,013
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

     The interim financial statements dated June 30, 1996 are unaudited, but in the opinion of the General Partners all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the financial statements at June 30, 1996 have been made.

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

B. Loan Servicing Fees
     Monthly loan servicing fees are paid to Redwood Home Loan Co. up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located (currently at 1/12 of 1% or 1% annual). The amount remitted to the partnership and recorded as interest on mortgage loans is net of such fees. In 1993, $27,532 of the total loan servicing fee of $121,838; in 1994 $123,758 of the total loan service fees of $123,758; in 1995 $50,741 of the total loan service fees of $92,797 and for the six months through June 30, 1996, $8,650 of the total loan servicing fee of $37,573, were waived by Redwood Home Loan Co.

C. Asset Management Fee
     Pursuant to the partnership agreement, the General Partners receive a monthly fee for managing the Partnerships loan portfolio and operations equal to 1/32 of 1% (3/8 of 1% annual) of the net asset value. Such fees were reduced from $46,569 to $15,523 in 1993; $45,974 to $8,942 in 1994, and $44,336 to $-0-
in 1995 with the difference being waived by the General Partners. For the six months through June 30 1996, all of the management fee totalling $21,282 was also waived by the General Partners.

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

F. Operating Expenses
     The General Partners or their affiliate (Redwood Home Loan Co.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1993, 1994 and 1995 clerical costs totaling $31,642, $-0- and $23,341, respectively, were reimbursed to RHL and are included in expenses in the Statements of Income. The 1994 expenses were absorbed by the Redwood Home Loan Co. For the six months through June 30, 1996, $16,101 was reimbursed to RHL Co.

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

D. Withdrawal From Partnership
     A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances has occurred by June 30, 1996. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

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

NOTE 5 - INVESTMENT IN PARTNERSHIP.
     The Partnerships interest in land acquired through foreclosure, located in East Palo Alto, California with costs totalling $456,821 has been invested with that of two other Partnerships (total cost $941,050) in a partnership which is in the preliminary process of getting approval to construct approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI, and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - NOTES PAYABLE - BANK  LINE OF CREDIT
     The Partnership has a bank line of credit secured by its mortgage loan portfolio up to $2,500,000 at 1% over prime. The balances were $2,041,011 and $1,715,011 at December 31, 1995 and June 30, 1996, respectively, and the interest rate at June 30, 1996 was 9.25% (8.25% prime + 1%).

NOTE 7 - LEGAL PROCEEDINGS
     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $251,531.

     Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

     NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS The mortgage loans are secured by recorded deeds of trust. At June 30, 1996, there were 66 loans outstanding with the following characteristics:

  Number of loans outstanding                               66
  Total loans outstanding                           $9,879,968

  Average loan outstanding                          $  149,696
  Average loan as percent of total                        1.52%
  Average loan as percent of Partners Capital             1.36%

  Largest loan outstanding                          $1,376,117
  Largest loan as percent of total                       13.93%
  Largest loan as percent of Partners Capital            12.46%

  Number of counties where security is located
      (all California)                                      13
  Largest percentage of loans in one county              26.47%
  Average loan to appraised value of security
      at time loan was consummated                       64.84%
  Number of loans in foreclosure status                      6
  Amount of loan in foreclosure                      $  670,240


     The cash balance at June 30, 1996 of $237,571 was in two banks with interest bearing balances totalling $172,901. The balance exceeded the FDIC insurance limit (up to $100,000 per bank) by $72,901.

 Item 7 - Managements Discussion and Analysis of Financial Condition and
                             Results of Operations

On June 30, 1996, the Partnerships net capital totalled $11,040,895.

     The Partnership began funding mortgage investments in October 1987, and as of June 30, 1996 had distributed income at an average annualized (compounded) yield of 8.09%. Current earnings are lower than those prevalent at the outset, primarily because interest rates generally have dropped dramatically since 1988. The Partnership does not anticipate a significant increase or decrease in mortgage rates in the foreseeable future and expects the prevailing interest rates to fluctuate in a narrow range in the near future. Management expects the yield, net of provision for losses on loans, to increase slightly in 1996.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New loans are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. This of course is for most other saving alternative. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing loans, the current and anticipated interest rates to be charged by the Partnerships, and current reserve requirements, the General Partners anticipate that the annualized yield next year will range only slightly higher from its current rate.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its mortgage loan portfolio. Currently, it has the capacity to borrow up to $2,500,000 at Prime plus 1%, (9.25%). Current borrowings of $1,715,011 have the effect of leveraging the portfolio about 20%. The Partnership relies upon the line of credit, amortization of notes, pay-off of notes, and the re-investment of earnings, after paying Partnership distributions and operating costs, for the creation of new capital for mortgage
(loan) investments.

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last nineteen years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of June 30, 1996, there were six properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings payout requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

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

     Its now clear the Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. A wide variety of indicators suggest that the economy in California was strong in the first half of 1996, and the State is well - positioned for fast growth in the second half of the year. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity. Which of course, is healthy for our lending activity.

  I.
       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the six months ending June 30, 1996. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus and Partnership Agreement. In addition, the General Partners and/or related companies pay certain expenses on behalf of the Partnership for which it is reimbursed as noted in the Statement of Income.

Entity Receiving           Description of Compensation             Amount
Compensation                 and Services Rendered
===============================================================================

RHL Co.                 Loan Servicing Fee for servicing loans
                        ($8,650 waived by RHL Co.)                   $28,923
- ------------------- ----------------------------------------- -----------------
General Partners &/or   Asset  Management Fee for managing assets
Affiliates              ($21,282 waived by the General Partners
                                                                     $     0
- ---------------------------- --------------------------------------------------

General Partners        1%  interest in profits,  losses and
                        distributions  of cash available for
                        distribution                                 $ 3,001
- ---------------------------- ---------------------------------------------------

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

RHL Co.                 Loan Brokerage  Commissions  for services in
                        connection with the review, selection, evaluation negotiation, and extension of the Partnership
                        Loans paid by the  borrowers and not by the
                        Partnership                                $  20,150
- -------------------------------------------------------------------------------

RHL Co.                Processing  and Escrow Fees for services in
                       connection  with notary, document preparation,
                       credit investigation, and escrow  fees payable
                       by the borrower and not by the Partnership  $     229
- ---------------------------- --------------------------------------------------

                   LOAN PORTFOLIO SUMMARY AS OF JUNE 30, 1996

                             Parthership Highlingts

Loan to Value ratio

First Trust Deed Loans                                        $ 4,565,455.88
Appraised Value of Properties *                                 7,112,225.00
    Total Investment as a % of Appraisal                               64.19%

First Trust Deed Loans                                        $ 4,565,455.88
Second Trust Deed Loans                                         4,635,355.43
Third Trust Deed Loans                                            432,225.52
Fourth Trust Deed Loans **                                        246,931.03
                                                            -------------------
                                                              $ 9,879,967.86

First Trust Deeds due other Lenders                           $18,861,022.00
Second Trust Deeds due other Lenders                            1,186,142.00
Third Trust Deeds due other Lenders                               178,571.00
                                                            --------------------
Total Debt                                                    $30,105,702.86

    Appraised Property Value                                  $46,431,389.00
    Total Investment as a % of Appraisal                               64.84%

Number of Loans Outstanding                                               66

Average Investment                                               $149,696.48
Average Investment as a % of Net Partners Capital                       1.36%
Largest Investment Outstanding                                 $1,376,117.03
Largest Investment as a % of Net Partners Capital                      12.46%


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

  Loans as a Percentage of Total Loans

First Trust Deed Loans                                                 46.17%
Second Trust Deed Loans                                                46.96%
Third Trust Deed Loans                                                  4.37%
Fourth Trust Deed Loans                                                 2.50%
                                                                   ------------
Total                                                                 100.00%

Loans by Type of Property

Owner Occupied Homes                           $1,834,111.07           18.56%
Non Owner Occupied Homes                          755,213.03            7.64%
Apartments                                        813,011.38            8.23%
Commercial                                      6,477,632.38           65.57%
                                             ----------------      ------------
Total                                          $9,879,967.86          100.00%

Statement of Conditions of Loans

                 Number of Loans in Foreclosure                             6


Diversification by County

County

Santa Clara                                    $2,614,868.07           26.47%
San Mateo                                       1,953,947.92           19.78%
Alameda                                         1,879,445.89           19.02%
Contra Costa                                      767,064.17            7.76%
Stanislaus                                        765,516.84            7.75%
San Francisco                                     625,728.58            6.33%
Sacramento                                        477,882.89            4.84%
Sonoma                                            334,127.39            3.38%
El Dorado                                         216,586.51            2.19%
Shasta                                             82.714.15            0.84%
Monterey                                           72,380.95            0.73%
Santa Cruz                                         64,993.74            0.66%
Solano                                             24,710.76            0.25%
                                             ------------------     ------------

Total                                          $9,879,967.86          100.00%

                                     PART 2
                                OTHER INFORMATION

         Item 1.           Legal Proceedings

                     No legal action has been initiated against the Partnership. The Partnership had filed a legal action for collection against a borrower, which is routine litigation incidental to its business. Please refer to note (7) of financial statements.

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                                    (a) Exhibits
                                            Not Applicable

                                    (b) Form 8-K
                                        The registrant has not filed any
                                        reports on Form 8-K during the six
                                        month period ending June 30, 1996.

                                   Signatures


 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 25th day of July, 1996.

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


By:
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 25th day of July 1996.


Signature                           Title                           Date


- -------------------
D. Russell Burwell             General Partner                  July 25, 1996



- --------------------
Michael R. Burwell             General Partner                  July 25, 1996




- --------------------
D. Russell Burwell      President of Gymno Corporation,         July 25, 1996
                        (Principal Executive Officer);
                         Director of Gymno Corporation



- -------------------
 Michael R. Burwell     Secretary/Treasurer of Gymno            July 25, 1996
                        Corporation (Principal Financial
                        and Accounting Officer);
                        Director of Gymno Corporation