Form 10-Q
period 1996-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 1996-11-14
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                     September 30,1996.
-------------------------------------------------------------------------------
Commission file number                  33-12519
-------------------------------------------------------------------------------
                           REDWOOD MORTGAGE INVESTORS VI
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

California                                                          94-3031211
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

                              (415) 365-5341
--------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

                                NOT APPLICABLE
-------------------------------------------------------------------------------
Former name, former address and former fiscal year,if changed since last report)

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

                                 NOT APPLICABLE



                                                                 Part I

                                                                 Item 1

                                                      REDWOOD MORTGAGE INVESTORS VI
                                                   (A California Limited Partnership)
                                                             Balance Sheets
                                                     December 31, 1995 (audited) and
                                                     September 30, 1996 (unaudited)

                                                                 ASSETS

                                                                                               Sept. 30, 1996         Dec. 31, 1995
                                                                                                 (unaudited)            (audited)
                                                                                             =================      ================


cash .............................................................................              $   862,968              $   283,976

Accounts receivable:
      Mortgage Investments, secured by deeds of trust ............................                9,319,813               10,402,491
      Accrued interest on mortgage investments ...................................                  351,505                  445,816
      Advances on mortgage investments ...........................................                   93,427                  131,936
      Accounts receivable-unsecured ..............................................                  251,531                  322,913
                                                                                                -----------              -----------

                                                                                                 10,016,276               11,303,156
      Less allowance for doubtful accounts .......................................                  228,000                  283,284
                                                                                                -----------              -----------

                                                                                                $ 9,788,276              $11,019,872
                                                                                                -----------              -----------

Real Estate Owned, acquired through foreclosure, at
      estimated net realizable value .............................................                1,261,322                1,501,712
Partnership Interest .............................................................                  458,206                  456,821
Formation loan due from Redwood Home Loan Co. ....................................                  135,402                  184,177
Prepaid expenses and other assets ................................................                     0.00                      935
                                                                                                -----------              -----------

                                                                                                $12,506,174              $13,447,493
                                                                                                ===========              ===========


           LIABILITIES AND PARTNERS CAPITAL

Liabilities:

      Note payable - bank line of credit .........................................              $ 1,715,011              $ 2,041,011
                                                                                                -----------              -----------
                                                                                                  1,715,011                2,041,011

Partners capital .................................................................               10,791,163               11,406,482
                                                                                                -----------              -----------

                                                                                                $12,506,174              $13,447,493
                                                                                                ===========              ===========


  See accompanying notes to financial statements.



                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (unaudited)
                                          9 mos.        9 mos. ended      3 mos. ended      3 mos. ended
                                           ended
                                         Sept. 30,         Sept. 30,        Sept. 30,       Sept 30, 1995
                                            1996             1995              1996
                                        (unaudited)       (unaudited)      (unaudited)       (unaudited)

                                        =============    ==============    =============    =============

Revenues:

  Interest on mortgage investments .......................          $836,853           933,809           280,793           286,241
  Interest on bank deposits ..............................             3,565             4,813             2,238             1,305
  Late charges & other ...................................            13,471             8,339             4,176             3,792
  Miscellaneous ..........................................            10,461             2,953             9,001               784
                                                                    --------          --------          --------          --------
                                                                     864,350           949,914           296,208           292,122
                                                                    --------          --------          --------          --------

Expenses:

 Interest on bank loan ...................................           130,233           162,160            40,027            54,338
 General Partner management fees .........................              0.00              0.00              0.00              0.00
 Clerical costs through Redwood Home Loan Co..............            24,156            16,221             8,055             6,941
 Professional fees .......................................            16,800            18,292               521             1,546
 Other ...................................................            11,999            13,718             2,162             2,695
 Provision for loss on real estate acquired
  through foreclosure and doubtful accounts...............           234,909           274,073            99,321            71,647

                                                                    --------          --------          --------          --------
                                                                     418,097           484,464           150,086           137,167
                                                                    --------          --------          --------          --------

Net Income ...............................................          $446,253           465,450           146,122           154,955
                                                                    ========          ========          ========          ========

Net Income: to General Partners (1%) .....................          $  4,463             4,654             1,462             1,549
           to Limited Partners  (99%......................           441,790           460,796           144,660           153,406
                                                                    ========          ========          ========          ========
                                                                    $446,253           465,450           146,122           154,955
                                                                    ========          ========          ========          ========

Net income for $1,000 invested by Limited
  Partners for  entire period:
  - where income is reinvested and compounded.............          $  39.94          $  39.42          $  13.12          $  13.40
                                                                    ========          ========          ========          ========
  - where Partner received income in monthly
       distributions .....................................          $  39.25          $  38.75          $  13.07          $  13.04
                                                                    ========          ========          ========          ========

See accompanying notes to financial statements

                                                      REDWOOD MORTGAGE INVESTORS VI
                                                   (A California Limited Partnership)
                                                        STATEMENTS OF CASH FLOWS
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                          AND 1995 (unaudited)


                                                                                            Sept. 30, 1996         Sept. 30, 1995
                                                                                              (unaudited)            (unaudited)
                                                                                           ==================      =================


Cash flows from operating activities:

  Net Income .........................................................................           $   446,253            $   465,450
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Increase (decrease) in allowance for doubtful accounts .........................               (55,284)                78,502
      (Increase) decrease in accrued interest and advances ...........................               132,820               (135,289)
       (Increase) decrease in prepaid expenses and other assets ......................                   935                   0.00
                                                                                                 -----------            -----------

  Net cash provided by operating activities ..........................................               524,724                408,663
                                                                                                 -----------            -----------

Cash flows from investing activities:

  Net (increase) decrease in:
   Real estate acquired through foreclosure ..........................................               240,390                656,191
   Mortgage Investments ..............................................................             1,082,678                143,729
   Formation loan ....................................................................                48,775                (24,892)
   Partnership Interest ..............................................................                (1,385)                33,717
   Accounts receivable -unsecured ....................................................                71,382               (456,821)
                                                                                                 -----------            -----------
        Net cash provided by investing activities ....................................             1,441,840                351,924
                                                                                                 -----------            -----------

Cash flows from financing activities:
  Net increase (decrease) in note payable - bank .....................................              (326,000)              (305,000)
  Partners withdrawals ...............................................................            (1,058,039)              (863,715)
  Early withdrawal penalties, net ....................................................                (3,533)                (4,029)
                                                                                                 -----------            -----------

         Net cash provided by or (used in) financing activities ......................            (1,387,572)            (1,172,744)
                                                                                                 -----------            -----------

Net increase (decrease) in cash and cash equivalents .................................               578,992               (412,157)
Cash and cash equivalents at the beginning of period .................................               283,976                447,804
                                                                                                 ===========            ===========
Cash and cash equivalents at the end of period .......................................           $   862,968            $    35,647
                                                                                                 ===========            ===========


  See accompanying notes to financial statements.

                                                      REDWOOD MORTGAGE INVESTORS VI
                                                   (A California Limited Partnership)
                                               STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                          FOR THE THREE YEARS ENDED DECEMBER 31, 1995 (audited)
                                          AND NINE MONTHS ENDED SEPTEMBER 30, 1996 (unaudited)


                                                          PARTNERS CAPITAL
                                ---------------------------------------------------------------------

                                                                      UNALLOCATED
                                   GENERAL           LIMITED          SYNDICATION
                                  PARTNERS           PARTNERS            COSTS               TOTAL
                                --------------     -------------    -----------------     ------------

Balances at December 31, 1992 ....................        $      9,773         $ 12,374,013         $     (26,879)     $ 12,356,907


Net Income .......................................               8,978              888,810                  0.00           897,788
Allocation of Syndication Costs ..................                (232)             (22,947)               23,179              0.00
Early withdrawal penalties .......................                0.00              (10,365)                3,700            (6,665)
Partners withdrawals .............................              (8,746)            (887,338)                 0.00          (896,084)
                                                          ------------         ------------         ----------         ------------

Balances at December 31, 1993 ....................               9,773           12,342,173                  0.00        12,351,946

Net Income .......................................               6,647              658,055                  0.00           664,702
Early withdrawal penalties .......................                0.00              (12,790)                 0.00           (12,790)
Partners withdrawals .............................              (6,654)          (1,013,019)                 0.00        (1,019,673)
                                                          ------------         ------------         ----------         ------------

Balances at December 31, 1994 ....................               9,766           11,974,419                  0.00        11,984,185

Net Income .......................................               6,183              612,165                  0.00           618,348
Early withdrawal penalties .......................                0.00               (4,336)                 0.00            (4,336)
Partners withdrawals .............................              (6,183)          (1,185,532)                 0.00        (1,191,715)
                                                          ------------         ------------         ----------         ------------

Balances at December 31, 1995 ....................               9,766           11,396,716                  0.00        11,406,482

Net Income .......................................               4,463              441,790                  0.00           446,253
Early withdrawal penalties .......................                0.00               (3,533)                 0.00            (3,533)
Partners withdrawals .............................              (4,463)          (1,053,576)                 0.00        (1,058,039)
                                                          ------------         ------------         ----------         ------------

Balances at September 30, 1996 ...................        $      9,766         $ 10,781,397                  0.00      $ 10,791,163
                                                          ============         ============            ==========      ============

  See accompanying notes to financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1995 (audited) and
                         SEPTEMBER 30, 1996 (unaudited)

NOTE 1 ORGANIZATION AND GENERAL
     Redwood Mortgage Investors VI, (the Partnership) is a California Limited partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co., dba Redwood Mortgage, an affiliate of the General Partners. At December 31, 1989, the offering was closed with contributed capital totaling $9,781,366.

     Each  months   income  is   distributed   to  partners   based  upon  their
proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis. A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds were paid to RHL Co., an affiliate of the General Partners that arranges and services the mortgage investments. To finance the sales commissions, the Partnership loaned to Redwood Mortgage $623,255 relating to contributed capital of $9,781,366. The formation loan is unsecured, and is being repaid, without interest, in ten annual installments of principal, commencing December 31, 1989.
     The following reflects transactions in the Formation Loan account through September 30, 1996:
         Amount loaned during 1987,1988 and 1989                       $623,255
         Less:
         Cash repayments                                   $447,901
         Allocation of early withdrawal penalties            39,952     487,853
                                                        ===========  -----------

       Balance September 30, 1996                                      $135,402
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

     Property acquired through foreclosure will be held for sale at its estimated narket value. Such property is recorded at cost which includes the principal balance of the former mortgage investment made by the Partnership plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income or at estimated net realizable value, if less. The difference between such costs and estimated net realizable value is deducted from cost in the Balance Sheet to arrive at the carrying value of such property.

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

     Mortgage investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the mortgage investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate to provide for unrecoverable accounts receivable.

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

     The interim financial statements dated September 30, 1996 are unaudited, but in the opinion of the General Partners all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the financial statements at September 30, 1996 have been made.

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES
     The following are commissions and/or fees which are paid to the General Partners and/or related parties.

A. Loan Brokerage Commissions
     Loan brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the mortgage investments were limited up to 12% of the principal amount of the mortgage investments through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership.

B. Loan Servicing Fees
     Monthly loan servicing fees are paid to Redwood Home Loan Co. up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located (currently at 1/12 of 1% or 1% annual). The amount remitted to the partnership and recorded as interest on mortgage investments is net of such fees. In 1993, $27,532 of the total loan servicing fee of $121,838; in 1994 $123,758 of the total loan service fees of $123,758; in 1995 $50,741 of the total loan service fees of $92,797 and for the nine months through September 30, 1996, $26,075 of the total loan servicing fee of $70,423, were waived by Redwood Mortgage.

C. Asset Management Fee
     Pursuant to the partnership agreement, the General Partners receive a monthly fee for managing the Partnerships mortgage investment portfolio and operations equal to 1/32 of 1% (3/8 of 1% annual) of the net asset value. Such fees were reduced from $46,569 to $15,523 in 1993; $45,974 to $8,942 in 1994, and $44,336 to $-0- in 1995 with the difference being waived by the General Partners. For the nine months through September 30 1996, all of the management fee totalling $31,660 also waived by the General Partners.

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

F. Operating Expenses
     The General Partners or their affiliate (Redwood Mortgage.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1993, 1994 and 1995 clerical costs totaling $31,642, $-0- and $23,341, respectively, were reimbursed to Redwood Mortgage and are included in expenses in the Statements of Income. The 1994 expenses were absorbed by the Redwood Mortgage. For the nine months through September 30, 1996, $24,156 was reimbursed to Redwood Mortgage.

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

D. Withdrawal From Partnership
     A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances has occurred by September 30, 1996. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

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

NOTE 5 - INVESTMENT IN PARTNERSHIP.
     The Partnerships interest in land acquired through foreclosure, located in East Palo Alto, California with costs totalling $458,206 has been invested with that of two other Partnerships (total cost $945,554) in a partnership which is in the preliminary process of getting approval to construct approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI, and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - NOTES PAYABLE - BANK  LINE OF CREDIT
     The Partnership has a bank line of credit secured by its mortgage investment portfolio up to $2,500,000 at 1% over prime. The balances were $2,041,011 and $1,715,011 at December 31, 1995 and September 30, 1996,
respectively, and the interest rate at September 30, 1996 was 9.25% (8.25% prime + 1%).

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

NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS
     The mortgage investments are secured by recorded deeds of trust. At September 30, 1996, there were 63 mortgage investmensts outstanding with the following characteristics:
Number of mortgage invesments outstanding                                     63
Total mortgage investments outstanding                                $9,319,813

Average mortgage investment outstanding                                 $147,934
Average mortgage investment as percent of total                            1.59%
Average mortgage investment as percent of Partners  Capital                1.37%

Largest mortgage investment outstanding                               $1,376,117
Largest mortgage investment as percent of total                           14.77%
Largest mortgage investment as percent of Partners  Capital               12.75%

Number of counties where security is located
    (all California)                                                          13
Largest percentage of mortgage investments in one county                  29.89%
Average mortgage investment to appraised value of security
    at time mortgage investment was consummated                           65.60%
Number of mortgage investments in foreclosure status                           2
Amount of mortgage investments in foreclosure                           $169,952


     The cash balance at September 30, 1996 of $862,968 was in one bank with interest bearing balance totalling $823,391. The balance exceeded the FDIC insurance limit (up to $100,000 per bank) by $762,968.

     Item 7 - Managements Discussion and Analysis of Financial Condition and
                             Results of Operations

     On September 30, 1996, the Partnerships net capital totalled $10,791,163.

     The Partnership began funding mortgage investments in October 1987, and as of September 30, 1996 had distributed income at an average annualized (compounded) yield of 8.01%. Current earnings are lower than those prevalent at the outset, primarily because interest rates generally have dropped dramatically since 1988. The Partnership does not anticipate a significant increase or decrease in mortgage rates in the foreseeable future and expects the prevailing interest rates to fluctuate in a narrow range in the near future. Management expects the yield, net of provision for losses, to increase slightly in 1996.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire mortgage investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing mortgage investments, the current and anticipated interest rates to be charged by the Partnerships, and current reserve requirements, the General Partners anticipate that the annualized yield next year will range only slightly higher from its current rate.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its mortgage investment portfolio. Currently, it has the capacity to borrow up to $2,500,000 at Prime plus 1%, (9.25%). Current borrowings of $1,715,011 have the effect of leveraging the portfolio about 20%. The Partnership relies upon the line of credit, amortization of notes, pay-off of notes, and the re-investment of earnings, after paying Partnership distributions and operating costs, for the creation of new capital for mortgage
(loan) investments.

     The General Partners regularly review the mortgage investment portfolio, examining the status of delinquencies, the underlying collateral securing these mortgage investments, REO expenses, sales activities, and borrowers payment records and other data relating to the mortgage investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, mortgage investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners.

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

 I.
       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ending September 30, 1996. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus and Partnership Agreement. In addition, the General Partners and/or related companies pay certain expenses on behalf of the Partnership for which it is reimbursed as noted in the Statement of Income.

 Entity Receiving           Description of Compensation                  Amount
  Compensation                 and Services Rendered
====================== ============================================ ============

Redwood Mortgage   Loan Servicing Fee for servicing loans                $44,348
                      ($26,075 waived by RHL Co.)
------------------------- ----------------------------------------- -----------

General Partners   Asset Management Fee for managing
&/or Affiliates    assets ($31,660 waived by the General Partners)      $   0.00
------------------------- ----------------------------------------- ------------

General Partners   1% interest in profits,losses and distributions
                   of cash available for distribution                    $ 4,463
------------------------- ----------------------------------------- ------------


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage  Loan  Brokerage   Commissions  for  services  in
                  connection    with   the   review,    selection,
                  evaluation,  negotiation,  and  extension of the
                  Mortgage  Investments  paid by the borrowers and
                  not by the Partnership                              $  20,150
------------------------- ------------------------------------------------------

Redwood Mortgage  Processing  and  Escrow  Fees  for  services  in connection  with notary,  document  preparation,
                  credit  investigation,  and escrow fees  payable
                  by the borrower and not by the Partnership         $      732
------------------------- ------------------------------------------------------

              MORTGAGE INVESTMENT SUMMARY AS OF SEPTEMBER 30, 1996


                             Partnership Highlights

Mortgage Investment to Value ratio

First Trust Deed Mortgage Investments                              $4,854,836.73
Appraised Value of Properties *                                     7,388,667.00
    Total Investment as a % of Appraisal                                  65.71%

First Trust Deed Mortgage Investments                             $4,854,836,.73
Second Trust Deed Mortgage Investments                              3,812,281.73
Third Trust Deed Mortgage Investments                                 405,763.34
Fourth Trust Deed Mortgage Investments **                             246,931.03
                                                           ---------------------
                                                                   $9,319,812.83

First Trust Deeds due other Lenders                               $14,610,509.00
Second Trust Deeds due other Lenders                                1,174,343.00
Third Trust Deeds due other Lenders                                   178,571.00
                                                           ---------------------

Total Debt                                                        $25,283,235.83

    Appraised Property Value                                      $38,542,563.00
    Total Investment as a % of Appraisal                                  65.60%

Number of Mortgage Investments Outstanding                                    63

Average Investment                                                   $147,933.54
Average Investment as a % of Net Partners Capital                          1.37%
Largest Investment Outstanding                                     $1,376,117.03
Largest Investment as a % of Net Partners Capital                         12.75%


     * Amounts shown reflect the aggregate appraisal values utilized at the time the mortgage investments were consummated.

     ** This consists of a mortgage investment in which Redwood Mortgage Investors VI, together with other Redwood partnerships, holds a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio on this loan is 76.52%. Besides the borrower paying an interest rate of 12.25%, the partnership and other lenders will participate in profits. The General Partners and its affiliates have previously entered into loan transactions with this borrower, all of which have been concluded successfully, with extra earnings earned for the other lenders.

  Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                    52.09%
Second Trust Deed Mortgage Investments                                   40.91%
Third Trust Deed Mortgage Investments                                     4.35%
Fourth Trust Deed Mortgage Investments                                    2.65%
                                                                     -----------
Total                                                                   100.00%

Mortgage Investments by Type of Property

Owner Occupied Homes                            $1,558,100.26            16.72%
Non Owner Occupied Homes                           777,492.45             8.34%
Apartments                                         809,567.12             8.69%
Commercial                                       6,174,653.00            66.25%
                                             -----------------       -----------
Total                                           $9,319,812.83           100.00%


Statement of Conditions of Mortgage Investments

   Number of Mortgage Investments in Foreclosure                              2


Diversification by County

County

Santa Clara                                     $2,785,661.72            29.89%
Alameda                                          1,804,678.07            19.36%
San Mateo                                        1,436,632.43            15.42%
Contra Costa                                       766,899.18             8.23%
Stanislaus                                         765,516.84             8.21%
Sacramento                                         475,590.39             5.10%
San Francisco                                      474,043.57             5.09%
Sonoma                                             378,318.28             4.06%
El Dorado                                          214,773.21             2.30%
Shasta                                              82,562.52             0.89%
Monterey                                            72,380.95             0.78%
Santa Cruz                                          38,619.50             0.41%
Solano                                              24,136.17             0.26%
                                             -----------------       -----------

Total                                           $9,319,812.83           100.00%

                                     PART 2
                                OTHER INFORMATION

         Item 1.           Legal Proceedings

                  No legal action has been initiated against the Partnership. The Partnership had filed a legal action for collection against borrowers, which is routine litigation incidental to its business.
                  Please refer to note (7) of financial statements.

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                                    (a) Exhibits
                                            Not Applicable

                                    (b) Form 8-K
                    The registrant has not filed any reports on Form 8-K during the nine month period ending September 30, 1996.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 4th day of November, 1996.

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


By:
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 4th day of November, 1996.


Signature                          Title                                Date



---------------------------
D. Russell Burwell         General Partner                     November 4, 1996



---------------------------
Michael R. Burwell        General Partner                      November 4, 1996




---------------------------
D. Russell Burwell        President of Gymno Corporation,      November 4, 1996
                          (Principal Executive Officer);
                          Director of Gymno Corporation



--------------------------
Michael R. Burwell        Secretary/Treasurer of Gymno         November 4, 1996
                          Corporation (Principal Financial
                              and Accounting Officer);
                           Director of Gymno Corporation