Form 10-K
period 1996-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 1997-03-20
CIK 811592

REDWOOD MORTGAGE INVESTORS VI
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1996

                                     Part I

                                    Page No.
Item 1 - Business                                                            3
Item 2 - Properties                                                        4-5
Item 3 - Legal Proceedings                                                   6
Item 4 - Submission of Matters to a vote of Security Holders (partners)      6

                                     Part II

Item 5 - Market for the Registrants Partners Capital and related matters.    6
Item 6 - Selected Financial Data                                           7-8
Item 7 - Managements Discussion and Analysis of Financial Condition
         and Results of Operations                                           9
Item 8 - Financial Statements and Supplementary Data                     10-27
Item 9 - Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           28

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                28
Item 11- Executive Compensation                                             29
Item 12 - Security Ownership of certain Beneficial Owners and Management    30
Item 13 - Certain Relationships and Related Transactions                    30

                                     Part IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports of
          Form 8-K                                                       30-31

Signatures                                                                  32

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

     Annual Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
                                  Act of 1934

      For the year ended December 31, 1996 Commission File number 33-12519
--------------------------------------------------------------------------------

                          REDWOOD MORTGAGE INVESTORS VI
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     California                                            94-3031211
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification)
          or organization)

650 El Camino Real #G, Redwood City, CA                      94063
-------------------------------------------------------------------------------
(address of principal executive offices)                  (zip code)

Registrants telephone No. Including area code            (415) 365-5341
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:       None

 Title of each class                  Name of each exchange on which registered
--------------------------------------------------------------------------------
Limited Partnership Units                                       None
--------------------------------------------------------------------------------

Securities registered pursuant to
Section 12 (g) of the Act:                          Limited Partnership Units

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    XX                                  NO
     -----                                   -------

     At the close of the sale of units in 1989, the limited partnership units purchased by non-affiliates was 97,715.94 units computed at $100.00 a unit for $9,771,594, excluding General Partners Contribution of $9,772.

Documents incorporated by reference:

     Portions of the Prospectus for Redwood Mortgage Investors VI, included as part of the form S-11 Registration Statement, SEC File No. 33-12519 dated September 3, 1987 and Supplement No. 6 dated May 16, 1989, incorporated in Parts II, III, and IV.

                                     Part I

Item 1 - Business

     Redwood Mortgage Investors VI is a California limited partnership (the Partnership), of which D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation, are the General Partners. The address of the General Partners is 650 El Camino Real, Suite G, Redwood City, California 94063. The Partnerships primary purpose is to invest its capital in Mortgage Investments secured by Northern California properties. Mortgage Investments are arranged and serviced by Redwood Home Loan Co, dba Redwood Mortgage, an affiliate of the General Partners. The Partnership's objectives are to make investments, as referred to above, which will: (i) provide the maximum possible cash returns which Limited Partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have earnings credited to their capital accounts and used to invest in Partnership activities; and (ii) preserve and protect the Partnerships capital. The Partnerships general business is more fully described under the section entitled Investment Objectives and Criteria, pages 23-26 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated by reference.

     The Partnership was formed in September, 1987 and immediately began issuing units. It began investing in Mortgage Investments in October, 1987. At December 31, 1996, the Partnership had a balance of Mortgage Investments totalling $9,313,924 with interest rates thereon ranging from 4.00% to 14.75%.

     Currently First Trust Deeds comprise 52.92% of the Mortgage Investment portfolio. Second Mortgage Trust Deeds comprise 40.04% of Mortgage Investment portfolio, third Mortgage Trust Deeds have 4.36% and 4th Mortgage Trust Deeds have 2.68% of the Mortgage Investment portfolio. Owner-occupied homes, combined with non-owner occupied homes, total 25.95% of the Mortgage Investments. Mortgage Investments to apartments make up 8.44% of the total Mortgage Investments portfolio. Commercial Mortgage Investment origination increased from last year, now comprising 65.61% of the portfolio, an increase of 7.68%. The past year brought us many outstanding low loan to value lending opportunities in the commercial segment of the market. The major concentration of Mortgage Investments, comprising of 81.17% of the total loans, are in six counties of the Bay Area. The County of Stanislaus makes up 7.30% of the Mortgage Investment portfolio and the balance, as stated on page five of this report, are in primarily Northern California. Currently Mortgage Investment size is averaging $143,291 per Mortgage Investment. Some of the Mortgage Investments are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 34.09%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more equity, the more protection for the lender. The Partnerships Mortgage Investment portfolio is in good condition with only three properties in foreclosure as of the end of December, 1996, totalling $549,356.

Item 2 - Properties

     As of December 31, 1996, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deeds                                   $4,928,793.88
Appraised Value of Properties                        7,572,407.00
   Total Investment as a % of Appraisal                    65.09%
Second Trust Deed Mortgage Investments               3,729,581.41
Third Trust Deed Mortgage Investments                  405,566.64
Fourth Trust Deed Mortgage Investments*                249,982.09
First Trust Deeds due other Lenders                 15,847,471.00
Second Trust Deeds due other Lenders                 1,174,343.00
Third Trust Deeds due other Lenders                    178,571.00

Total Debt                                         $26,514,309.02

   Appraised Property Value                        $40,225,303.00
   Total Investments as a % of Appraisal                   65.91%


Number of Mortgage Investments Outstanding                     65


Average Investment                                     143,291.14
Average Investment as a % of Net Assets                     1.36%
Largest Investment Outstanding                       1,376,117.03
Largest Investment as a % of Net Assets                    13.08%


Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                          52.92%
Second Trust Deeds                                         40.04%
Third Trust Deeds                                           4.36%
Fourth Trust Deeds                                          2.68%
                                              --------------------
                                                          100.00%
Total

Mortgage Investments by Type          Amount              Percent
of Property

Owner Occupied Homes                $1,443,834.69          15.50%
Non-Owner Occupied Homes               973,497.96          10.45%
Apartments                             786,362.54           8.44%
Commercial                           6,110,228.83          65.61%
                                 -----------------     -----------
Total                               $9,313,924.02         100.00%

*Footnote on following page

     The following is a distribution of loans outstanding as of December 31, 1996 by Counties.

Santa Clara               $2,814,972.31           30.22%
Alameda                    1,705,266.67           18.31%
San Mateo                  1,450,824.87           15.58%
Contra Costa                 769,837.13            8.26%
Stanislaus                   679,802.62            7.30%
Sacramento                   447,589.10            4.81%
San Francisco                442,090.69            4.75%
Sonoma                       377,279.38            4.05%
El Dorado                    214,773.21            2.31%
Ventura                      195,000.00            2.09%
Shasta                        82,407.46            0.88%
Monterey                      72,380.95            0.78%
Santa Cruz                    38,157.67            0.41%
Solano                        23,541.96            0.25%
                     -------------------      -----------

Total                     $9,313,924.02          100.00%


     * Redwood Mortgage Investors VI, together with other Redwood Partnerships hold a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio on this loan is 76.52%. Besides the borrower paying an interest rate of 12.25%, the partnership and other lenders will also participate in profits. We have had previous loan activity with this borrower which had been concluded successfully, with extra earnings earned for the other partnerships involved.


Statement of Condition of Mortgage Investments:

         Number of Mortgage Investments in Foreclosure               3

Item 3 - Legal Proceedings

     In the normal course of business, the Partnership may become involved in various types of legal proceedings such as assignments of rents, bankruptcy proceedings, appointments of receivers, unlawful detainers, judicial foreclosures, etc., to enforce the provisions of the deeds. Management anticipates that the ultimate outcome of these legal matters will not have a material adverse effect on the net assets of the Partnership in light of the Partnership's allowance for doubtful accounts. As of the date hereof, the Partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4 - Submission of matters to vote of Security Holders (Partners).

         No matters have been submitted to a vote of the Partnership.

                                     Part II

Item 5 - Market for the Registrants Partners Capital and Related Matters.

     120,000 units at $100 each (minimum 20 units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a best efforts basis (as indicated in Part I item 1). All units have been sold only in California. There is no established public trading market for the units.

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

     As of December 31, 1996, there were 761 holders of record of the Partnerships units. A decrease of 11 from 1995.

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VI began operations in October 1987. Its financial condition and results of operation for three years to December 31, 1996 were:

                                                            Balance Sheets
                                                                Assets

                                                                                                            December 31,
                                                                                             ---------------------------------------
                                                                                                    1996          1995          1994
                                                                                             -----------   -----------   -----------

Cash .....................................................................................   $   180,597   $   283,976   $   447,804
Accounts Receivable:
  Mortgage loans, secured by Deeds of Trust ..............................................     9,313,924    10,402,491    10,993,996
  Accrued Interest & other fees ..........................................................       405,783       445,816       322,173
  Advances on Real Estate Loans ..........................................................       108,019       131,936        30,273
  Other ..................................................................................       251,531       322,913       297,426
                                                                                             -----------   -----------   -----------
                                                                                             $10,079,257   $11,303,156   $11,643,868

Less Allowance for doubtful accounts .....................................................       252,850       283,284       209,073
                                                                                             -----------   -----------   -----------
                                                                                             $ 9,826,407   $11,019,872   $11,434,795

Real Estate Owned acquired through foreclosure
  at estimated net realizable value ......................................................     1,441,007     1,501,712     2,231,592
Formation loan due from Redwood Mortgage .................................................       121,849       184,177       246,505
Partnership Interest .....................................................................       496,040       456,821             0
Due from Related Companies ...............................................................             0           935             0
                                                                                             ===========   ===========   ===========
                                                                                             $12,065,900   $13,447,493   $14,360,696
                                                                                             ===========   ===========   ===========


                                                   Liabilities and Partners Capital

Liabilities:
  Notes Payable - Bank Line of Credit ....................................................   $ 1,530,511   $ 2,041,011   $ 2,376,511
  Accounts payable & accrued expenses ....................................................             0             0             0
  Deferred interest on Mortgage Investments ..............................................        18,522             0             0
                                                                                             -----------   -----------   -----------
                                                                                               1,549,033     2,041,011     2,376,511
Partners Capital .........................................................................    10,516,867    11,406,482    11,984,185
                                                                                             -----------   -----------   -----------

                                                                                             $12,065,900   $13,447,493   $14,360,696
                                                                                             ===========   ===========   ===========



                              Statements of Income

                                                                                     1996                  1995                 1994
                                                                                ----------           ----------          -----------


Gross Revenue .......................................................           $1,123,294           $1,235,726           $1,391,088
Expenses ............................................................              535,132              617,378              726,386
                                                                                ==========           ==========           ==========
Net Income ..........................................................              588,162              618,348              664,702
                                                                                ==========           ==========           ==========


Net Income: to General Partners (1%) ................................           $    5,882           $    6,183           $    6,647
                     to Limited Partners (99%) ......................              582,280              612,165              658,055
                                                                                ----------           ----------           ----------

                                                                                $  588,162           $  618,348           $  664,702
                                                                                ==========           ==========           ==========


Net Income per $1,000 invested by Limited
 Partners for entire period:
  - where income is reinvested and compounded .......................                   54                   53                   55
                                                                                ==========           ==========           ==========

  -where partner receives income in monthly
     distributions ..................................................                   52                   52                   54
                                                                                ==========           ==========           ==========

     Item 7 -  Managements  Discussion  and Analysis of Financial  Condition and
                             Results of Operations

     On December 31, 1996, the Partnerships net capital totalled $10,516,867.

     The Partnership began funding Mortgage Investments in October 1987, and as of December 31, 1996 had distributed income at an average annualized (compounded) yield of 7.95%. Current earnings are lower than those prevalent at the outset, primarily because interest rates generally have dropped dramatically since 1988. The Partnership does not anticipate a significant increase or decrease in mortgage rates in the foreseeable future and expects the prevailing interest rates to fluctuate in a narrow range in the near future. Management expects the yield, net of provision for losses, to increase slightly in 1997.

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

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. Currently, it has the capacity to borrow up to $2,500,000 at Prime plus 1%, (9.25%). Current borrowings of $1,530,511 have the effect of leveraging the portfolio about 15%. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available because the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit.

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last nineteen years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of December 31, 1996, there were two properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

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

     The Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. A wide variety of indicators suggest that the economy in California was strong in 1996, and the State is well - positioned for fast growth. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which should translate into more loan activity. Which of course, is healthy for our lending activity.

              Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VI, a California Limited Partnerships list of Financial Statements and Financial Statement schedules:

A- Financial Statements

     Independent Auditors Report,
     Balance Sheets - December 31, 1996, and December 31, 1995,
     Statements of Income for the three years ended December 31, 1996, Statements of Changes in Partners Capital for the three years ended
        December 31, 1996,
     Statements of Cash Flows for the three years ended December 31, 1996, Notes to Financial Statements - December 31, 1996.

B. - Financial Statement Schedules

     The following financial statement schedules of Redwood Mortgage Investors VI are included in Item 8.

     Schedule II    Amounts receivable from related parties and underwriters,
                      promoters, and employees other than related parties
     Schedule VIII  Valuation of Qualifying Accounts
     Schedule IX    Short Term Borrowings
     Schedule XII   Mortgage Investments on real estate

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                         (with Auditors Report Thereon)

                                PARODI & CROPPER
                          CERTIFIED PUBLIC ACCOUNTANTS
                       3658 Mount Diablo Blvd., Suite #205
                           Lafayette California 94549
                                 (510) 284-3590




                          INDEPENDENT AUDITORS REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VI

     We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VI (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1996 and 1995 and the statements of income, changes in partners capital and cash flows for the three years ended December 31, 1996. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VI as of December 31, 1996 and 1995, and the results of its operations and cash flows for the three years ended December 31, 1996 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.




                              /S/ A. Bruce Cropper
                                PARODI & CROPPER








Lafayette, California
February 28, 1997

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS


                                                                                                             1996               1995
                                                                                                      ------------      ------------


Cash ...........................................................................................       $   180,597       $   283,976
                                                                                                       -----------       -----------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust ..............................................         9,313,924        10,402,491
  Accrued Interest on Mortgage Investments .....................................................           405,783           445,816
  Advances on Mortgage Investments .............................................................           108,019           131,936
  Accounts receivables, unsecured ..............................................................           251,531           322,913
                                                                                                       -----------       -----------
                                                                                                        10,079,257        11,303,156
  Less allowance for doubtful accounts .........................................................           252,850           283,284
                                                                                                       -----------       -----------
                                                                                                         9,826,407        11,019,872
                                                                                                       -----------       -----------

Real estate owned, acquired through foreclosure, at estimated net
   realizable value ............................................................................         1,441,007         1,501,712
Investment in Partnership ......................................................................           496,040           456,821
Formation loan due from Redwood Mortgage .......................................................           121,849           184,177
Prepaid expenses and other assets ..............................................................                 0               935
                                                                                                       -----------       -----------

                                                                                                       $12,065,900       $13,447,493
                                                                                                       ===========       ===========


                                                   LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Deferred Interest ............................................................................       $    18,522       $         0
  Note payable - bank line of credit ...........................................................       $ 1,530,511       $ 2,041,011
                                                                                                       -----------       -----------
  Total Liabilities ............................................................................       $ 1,549,033       $ 2,041,011

Partners Capital ...............................................................................        10,516,867        11,406,482
                                                                                                       -----------       -----------

                                                                                                       $12,065,900       $13,447,493
                                                                                                       ===========       ===========






See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                                               YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------------------------
                                                                                          1996               1995               1994
                                                                                   -------------      --------------   -------------

Revenues:
  Interest on Mortgage Investments ........................................         $1,090,653         $1,214,443         $1,363,898
  Interest on bank deposits ...............................................              4,750              5,206             10,798
  Late charges, prepayment penalties, and fees ............................             27,891             16,077             16,392
                                                                                    ----------         ----------         ----------
                                                                                     1,123,294          1,235,726          1,391,088
                                                                                    ----------         ----------         ----------

Expenses:
  General partners asset management fees ..................................                  0                  0              8,942
  Clerical costs through Redwood Mortgage .................................             31,838             23,341                  0
  Interest and line of credit costs .......................................            158,175            212,915            185,131
  Provision for doubtful accounts and losses
      on real estate acquired through foreclosure .........................            312,684            344,807            472,967
  Professional services ...................................................             17,825             19,452             45,256
  Other ...................................................................             14,610             16,863             14,090
                                                                                    ----------         ----------         ----------
                                                                                       535,132            617,378            726,386
                                                                                                       ----------         ----------
                                                                                                                          ----------

Net Income ................................................................         $  588,162         $  618,348         $  664,702
                                                                                    ==========         ==========         ==========

Net income:  To General Partners(1%) ......................................         $    5,882         $    6,183         $    6,647
                      To Limited Partners (99%) ...........................         $  582,280         $  612,165         $  658,055
                                                                                    ==========         ==========         ==========
                                                                                    $  588,162         $  618,348         $  664,702
                                                                                    ==========         ==========         ==========

Net income per $1,000 invested by Limited
 Partners for entire period:
  -where income is reinvested and compounded ..............................         $       54         $       53         $       55
                                                                                    ==========         ==========         ==========

  -where partner receives income in monthly distributions .................         $       52         $       52         $       54
                                                                                    ==========         ==========         ==========










See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                PARTNERS CAPITAL


                                                                          GENERAL               LIMITED
                                                                          PARTNERS              PARTNERS                      TOTAL
                                                                     --------------         ---------------         ---------------


Balances at December 31, 1993 ...........................                   9,773               12,342,173               12,351,946

  Net income ............................................                   6,647                  658,055                  664,702
  Early withdrawal penalties ............................                       0                  (12,790)                 (12,790)
  Partners  withdrawals .................................                  (6,654)              (1,013,019)              (1,019,673)
                                                                      -----------              -----------              -----------

Balances at December 31, 1994 ...........................             $     9,766               11,974,419               11,984,185

  Net income ............................................                   6,183                  612,165                  618,348
  Early withdrawal penalties ............................                       0                   (4,336)                  (4,336)
  Partners  withdrawals .................................                  (6,183)              (1,185,532)              (1,191,715)
                                                                      -----------              -----------              -----------

Balances at December, 1995 ..............................             $     9,766               11,396,716               11,406,482

  Net income ............................................                   5,882                  582,280                  588,162
  Early withdrawal penalties ............................                       0                   (8,721)                  (8,721)
  Partners withdrawals  .................................                  (5,882)              (1,463,174)              (1,469,056)
                                                                      -----------              -----------              -----------

Balances at December 31, 1996 ...........................             $     9,766               10,507,101               10,516,867
                                                                      ===========              ===========              ===========




See accompanying notes to financial statements



                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                                                     YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------------------------
                                                                                     1996                1995               1994
                                                                              ---------------      -------------      -------------

Cash flows from operating activities:
  Net income ........................................................         $   588,162          $   618,348          $   664,702
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Increase (decrease) in allowance for doubtful accts .............             (30,434)              74,211              (61,467)
    (Increase) decrease in assets:
       Accrued interest & advances ..................................              63,950             (225,306)             157,963
       Prepaid expenses and other assets ............................                 935                 (935)               1,524
      Increase (decrease) in liabilities:
       Accounts payable and accrued expenses ........................                   0                    0              (29,328)
       Deferred Interest on Mortgage Investments ....................              18,522                    0               (8,456)
                                                                              -----------          -----------          -----------

      Net cash provided by operating activities .....................             641,135              466,318              724,938
                                                                              -----------          -----------          -----------

Cash flows from investing activities:
  Net (increase) decrease in real estate acquired
     through foreclosure ............................................              60,705              729,880           (1,277,985)
  Net (increase) decrease in Mortgage Investments ...................           1,088,567              591,505            1,300,201
  Decrease in formation loan ........................................              62,328               62,328               39,266
  (Increase) decrease in accounts receivable, unsecured .............              71,382              (25,487)            (140,753)
  Investment in Partnership .........................................             (39,219)            (456,821)                   0
                                                                              -----------          -----------          -----------

    Net cash provided by (used in) investing activities .............           1,243,763              901,405              (79,271)
                                                                              -----------          -----------          -----------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank .......................            (510,500)            (335,500)             412,295
 Partners withdrawals ...............................................          (1,469,056)          (1,191,715)          (1,019,673)
 Early withdrawal penalties, net ....................................              (8,721)              (4,336)             (12,790)
                                                                              -----------          -----------          -----------

    Net cash provided by (used in) financing activities .............          (1,988,277)          (1,531,551)            (620,168)
                                                                              -----------          -----------          -----------

Net increase (decrease) in cash .....................................            (103,379)            (163,828)              25,499

Cash - beginning of period ..........................................             283,976              447,804              422,305
                                                                              -----------          -----------          -----------

Cash - end of period ................................................         $   180,597          $   283,976          $   447,804
                                                                              ===========          ===========          ===========


See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

     NOTE 1 ORGANIZATION AND GENERAL Redwood Mortgage Investors VI, (the Partnership) is a California Limited partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co. (RHL Co.), dba Redwood Mortgage, an affiliate of the
General Partners. The offering was closed with contributed capital totaling $9,781,366.

     Each  months   income  is   distributed   to  partners   based  upon  their
proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

     A. Sales Commissions - Formation Loan Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds were paid to Redwood Mortgage., an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership loaned to Redwood Mortgage $623,255 (the Formation Loan) relating to contributed capital of $9,781,366. The Formation Loan is unsecured, and is being repaid, without interest, in ten annual installments of principal, commencing December 31, 1989.

     The following reflects transactions in the Formation Loan account through December 31, 1996:

       Amount loaned during 1987,1988 and 1989                         $623,255
       Less:
         Cash repayments                                    $459,462
         Allocation of early withdrawal penalties             41,944    501,406
                                                          =========== ----------

       Balance December 31, 1996                                       $121,849
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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

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

     A. Mortgage Brokerage Commissions Loan brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the Mortgage Investments were limited up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership.

     B. Mortgage Servicing Fees Monthly loan servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located (currently at 1/12 of 1% or 1% annual). The amount remitted to the partnership and recorded as interest on Mortgage Investments is net of such fees. In 1994 $123,758 of the total loan service fees of $123,758, in 1995 $50,741 of the total loan service fees of $92,797 and in 1996, $41,779 of the total loan service fees of $86,344 were waived by the Redwood Mortgage.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

     C. Asset Management Fee Pursuant to the partnership agreement,  the General
Partners  receive  a  monthly  fee  for  managing  the  Partnerships   Mortgage
Investment portfolio and operations equal to 1/32 of 1% (3/8 of 1% annual) of the net asset value. Such fees were reduced from $45,974 to $8,942 in 1994, $44,336 to $0.00 in 1995, and $41,802 to $0.00 in 1996, with the difference being waived by the General Partners.

     D. Other Fees The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. These fees are paid by the borrowers to parties related to the General Partners.

     E. Income and Losses All income is credited or charged to partners in relation to their respective partnership interests. The partnership interest of the General Partners (combined) is a total of 1%.

     F. Operating Expenses The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1994, 1995, and 1996, clerical costs totaling $0.00, $23,341, and $31,838 respectively, were reimbursed to Redwood Mortgage and are included in expenses in the Statements of Income. The 1994 expenses were absorbed by the Redwood Mortgage.

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

     D. Withdrawal From Partnership A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by December 31, 1996. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

     Notwithstanding the above, in order to provide a certain degree of liquidity to the Limited Partners, the General Partners will liquidate a Limited Partners entire capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. Such liquidations shall, however, be subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums otherwise could have been withdrawn pursuant to the liquidation procedure set forth above. The 10% early withdrawal penalty will be received by the Partnership, and a portion of the sums collected as such penalty will be applied toward the next installment(s) of principal under the Formation Loan owed to the Partnership by Redwood Mortgage. Such portion shall be determined by the ratio between the initial amount of Formation Loan and the total amount of other organization and syndication costs incurred by the Partnership in this offering. The balance of any such early withdrawal penalties shall be retained by the Partnership for its own account and applied against syndication costs. Since the syndication costs have been fully amortized as of December 31, 1993, the early withdrawal penalties gained in the future will be applied on the same basis as before with the amount otherwise being credited to the syndication costs being credited to income for the period.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnerships capacity to return a Limited Partners capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total Limited Partners capital accounts outstanding at the beginning of any year shall be liquidated during any calendar year.

     NOTE 5 - INVESTMENT IN PARTNERSHIP. The Partnerships interest in land acquired through foreclosure, located in East Palo Alto with costs totalling $496,040 has been invested with that of two other Partnerships (total cost to date, primarily land, of $1,021,798) in a partnership which is in the process of constructing approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI, and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

     NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT The Partnership has a bank line of credit secured by its Mortgage Investment portfolio up to $2,500,000 at 1% over prime. The balances were $2,041,011 and $1,530,511 at December 31, 1995 and 1996, respectively, and the interest rate at December 31, 1996 was 9.25% (8.25% prime + 1%).

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996




     NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1996, there were 65 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                   65
Total Mortgage Investments outstanding                               $9,313,924

Average Mortgage Investment outstanding                                $143,291
Average Mortgage Investment as percent of total                            1.54%
Average Mortgage Investment as percent of Partners Capital                 1.36%

Largest Mortgage Investment outstanding                              $1,376,117
Largest Mortgage Investment as percent of total                           14.77%
Largest Mortgage Investment as percent of Partners Capital                13.08%

Number of counties where security is located (all California)                14
Largest percentage of Mortgage Investments in one county                  30.22%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                                  65.91%
Number of Mortgage Investments in foreclosure                                 2


     The cash balance at December 31, 1996 of $180,597 was in two banks with interest bearing balances totalling $149,247. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $49,247.


SCHEDULE II

            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
         PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES. RULE 12-03

        Column A                            Column B            Column C       Column D             Column E
     Name of Debtor                         Balance Beg.        Additions      Deductions            Balance at end of period
                                            of period
                                            12/31/95
                                                                               (1)        (2)          (1)              (2)
                                                                             Amounts     Amounts     Current         Not Current
                                                                             collected   written     12/31/96
                                                                                          off *

Redwood Mortgage ...................         $184,177         $   0.00      $ 56,803         $  5,525         $   0.00      $121,849


     The above schedule represents the Formation Loan borrowed by Redwood Mortgage from the Partnership to pay for the selling commissions on units. It is an unsecured loan and bears no interest. It is being repaid to the Partnership in ten equal annual installments of principal only commencing December 31, 1989.

     * The amount written off is comprised of the application of the applicable portion of early withdrawal penalties as provided in the prospectus.


SCHEDULE VIII

                                                   VALUATION AND QUALIFYING ACCOUNTS
                                                     REDWOOD MORTGAGE INVESTORS VI

Col. A                                             Col. B                    Col. C                     Col. D           Col. E
Description                                        Balance                  Additions                   Deductions      Balance at
                                                  Beginning       ------------------------------          Describe    End of Period
                                                 of Period              (1)             (2)
                                                                  Charged to Costs  Charged to Other
                                                                   & Expenses          Accounts -
                                                                                       Describe


Year Ended
12/31/96

Deducted from
Asset Accounts:

Allowance for
Doubtful Accounts ......................           $283,284           $312,684           $   0.00        $343,118          $252,850


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
                                                                                                                    Period
------------------ ----------------- ----------------- ----------------- ----------------- -----------------

Year-Ended
12/31/96 .......................            $1,530,511           9.30%         $2,041,011         $1,697,816        9.30%



SCHEDULE XII

                                                    MORTGAGE LOANS ON REAL ESTATE.
                                            RULE 12-29 MORTGAGE INVESTMENTS ON REAL ESTATE

Col. A    Col. B    Col. C    Col. D     Col. E     Col. F       Col. G         Col. H     Col. I    Col. J
Descp.    Interest  Final     Periodic   Prior      Face Amt.    Carrying     Principal    Type of   Geographic
          Rate      Maturity  Payment    Liens      of           amount of    amount of    Lien      County
                    Date      Terms                 Mortgage     Mortgage     Mortgage               Location
                                                    Investment   Investment   Investments
                                                    (original                 subject to
                                                    amount)                   Delinq.
                                                                              Principal
                                                                              or Interest

Comm.      14.750%  09/01/95  $2,241.96   $250,000  $185,000.00  $182,034.79     0.00      2nd Mtg   San Mateo
Res.       13.750%  10/01/96   1,833.33    369,163   160,000.00   160,000.00     0.00      2nd Mtg   San Mateo
Comm       13.750%  10/01/96     644.53       0.00    56,250.00    56,250.00     0.00      1st Mtg   Santa Clara
Res.       12.500%  02/01/07     554.63       0.00    45,000.00    38,157.67     0.00      1st Mtg   Santa Cruz
Res.       10.000%  12/24/01     545.86       0.00    67,257.75    61,767.97     0.00      1st Mtg   Alameda
Res.        7.375%  02/01/99     602.96       0.00    87,300.00    82,637.41     0.00      1st Mtg   Alameda
Res.        6.000%  04/01/96     106.81     10,470    21,361.99    21,361.99     0.00      2nd Mtg   Sacramento
Res.        4.000%  04/01/97     113.30       0.00    23,130.95    23,130.86     0.00      1st Mtg   Sacramento
Res.        4.000%  04/01/97     120.00       0.00    24,384.59    23,946.78     0.00      1st Mtg   Sacramento
Comm        7.000%  08/06/02     551.36     30,802    82,873.25    78,851.88     0.00      2nd Mtg   Alameda
Res.        7.000%  11/01/97     844.85       0.00   115.140.00   107,900.06     0.00      1st Mtg   San Mateo
Comm       12.500%  01/01/08   1,343.45     64,620   109,000.00    96,802.83     0.00      2nd Mtg   Santa Clara
Comm       12.250%  01/01/98   5,104.16    442,592   499,998.81   499,998.81     0.00      2nd Mtg   Contra Costa
Comm       12.000%  06/01/98     497.08       0.00    58,500.00    47,774.46     0.00      1st Mtg   Sonoma
Apts        2.000%  05/01/06     540.83     89,904   100,000.00    96,893.59     0.00      2nd Mtg   Sacramento
Res.       12.000%  07/01/98   2,417.24     67,312   235,000.00   214,773.21  214,773.21   2nd Mtg   El Dorado
Res.       13.500%  09/01/08     280.90     18,085    21,635.32    19,856.23     0.00      2nd Mtg   Contra Costa
Comm.      12.000%  11/01/98   2,057.23     11,864   200,000.00    74,423.44     0.00      2nd Mtg   Sacramento
Comm.      10.000%  12/01/98   1,755.14       0.00   200,000.00   197,660.10     0.00      1st Mtg   Stanislaus
Comm       12.250%  01/01/98   2,601.02  1,126,508   249,999.40   249,982.09     0.00      4th Mtg   Contra Costa
Comm       10.000%  12/01/98   5,046.04       0.00   575,000.00   567,649.23     0.00      1st Mtg   Alameda
Comm.       7.000%  12/01/03   1,151.48    562,500    99,172.75    83,132.89     0.00      2nd Mtg   Alameda
Comm.      12.000%  02/01/99  14,025.08       0.00  1,376,117.03 1,376,117.03    0.00      1st Mtg   Santa Clara
Res.       12.000%  06/01/04   1,053.22     50,205   100,000.00    98,077.41     0.00      2nd Mtg   Santa Clara
Land       12.000%  07/01/96   1,352.50    679,258   135,250.00   135,250.00  135,250.00   3rd Mtg   Sonoma
Comm        8.500%  11/07/99     515.73       0.00    72,809.59    72,809.59     0.00      1st Mtg   Sonoma
Land       11.500%  12/20/96   4,620.53    146,582   567,856.74   482,142.52     0.00      2nd Mtg   Stanislaus
Res.        8.000%  12/01/00     500.00    148,004    52,500.00    48,474.54     0.00      2nd Mtg   Santa Clara
Apts        7.000%  02/10/05     234.06     80,250    40,125.00    40,125.00     0.00      2nd Mtg   San Francisco
Res.       12.000%  06/25/94     100.00       0.00    10,000.00    10,000.00     0.00      1st Mtg   Sacramento
Res.       12.000%  03/01/98   1,500.29       0.00   280,000.00   147,206.50     0.00      1st Mtg   Alameda
Apts       11.500%  04/01/05     723.24       0.00   150,000.00    73,034.37     0.00      1st Mtg   San Francisco
Comm.       9.000%  05/10/02     670.52       0.00    83,333.33    82,407.46     0.00      1st Mtg   Shasta
Comm.      12.000%  12/31/99   2,500.00  2,439,050   450,000.00   250,000.00     0.00      2nd Mtg   Santa Clara
Res         8.000%  09/27/00     482.54     96,429    72,380.95    72,380.95     0.00      2nd Mtg   Monterey
Comm.      12.000%  12/01/11     756.11       0.00    63,000.00    61,680.63     0.00      1st Mtg   Alameda
Comm       11.875%  12/01/06   1,566.00       0.00   150,000.00   149,146.45     0.00      1st Mtg   San Mateo
Comm       12.000%  12/31/01   3,486.42  1,955,550   348,641.64   348,641.64     0.00      2nd Mtg   Santa Clara
Res.        7.000%  05/15/01     850.00       0.00   145,000.00   144,970.32     0.00      1st Mtg   San Mateo
Land       12.000%  02/01/97   3,822.50       0.00   382,250.00   382,250.00     0.00      1st Mtg   Santa Clara
Res         8.000%  09/18/03     166.58       0.00    22,655.51    22,655.51     0.00      1st Mtg   Sonoma
Res         8.000%  09/30/03     170.67       0.00    23,211.95    23,211.95     0.00      1st Mtg   Sonoma
Res.        8.000%  04/10/97     247.04       0.00    37,055.61    37,055.61     0.00      1st Mtg   San Mateo
Comm       12.000%  02/01/99     232.27  1,279,200    49,200.00    22,536.11     0.00      2nd Mtg   Santa Clara




Col. A    Col. B    Col. C    Col. D     Col. E      Col. F       Col. G        Col. H     Col. I    Col. J
Descp.    Interest  Final     Periodic   Prior       Face Amt.    Carrying    Principal    Type of   Geographic
          Rate      Maturity  Payment    Liens       of           amount of   amount of    Lien      County
                    Date      Terms                  Mortgage     Mortgage    Mortgage               Location
                                                     Investment   Investment  Investments
                                                     (original                subject to
                                                     amount)                  Delinq.
                                                                              Principal
                                                                              or Interest
Res.       13.000%  12/01/99     704.17        0.00    65,000.00   65,000.00     0.00      1st Mtg   Ventura
Res.       13.000%  12/01/99     704.17        0.00    65,000.00   65,000.00     0.00      1st Mtg   Ventura
Res.       13.000%  12/01/99     704.17        0.00    65,000.00   65,000.00     0.00      1st Mtg   Ventura
Res.       13.500%  03/01/03     467.39        0.00    36,000.00   23,541.96     0.00      1st Mtg   Solano
Apts       10.000%  12/01/00   1,487.60   4,125,105   275,000.00  134,601.37     0.00      2nd Mtg   Alameda
Res.       10.000%  08/01/03     576.96     262,720    49,000.00   33,271.52     0.00      2nd Mtg   San Mateo
Apts.      13.000%  09/01/98     807.53        0.00    73,000.00   66,937.61     0.00      1st Mtg   Alameda
Apts.      13.000%  11/01/03     759.15     341,094    60,000.00   41,115.41     0.00      2nd Mtg   San Francisco
Comm.      13.750%  11/01/03   2,202.61        0.00   167,500.00  109,205.55     0.00      1st Mtg   Alameda
Apts.      14.000%  03/01/92   1,184.87     960,000   100,000.00   96,971.58     0.00      2nd Mtg   Santa Clara
Comm.      14.500%  05/01/04   4,233.05     532,392   310,000.00  228,570.86     0.00      2nd Mtg   San Mateo
Res.       11.500%  06/01/97   3,113.39        0.00   314,000.00  311,595.63     0.00      1st Mtg   Alameda
Comm       prime+3  11/20/95   1,052.47     185,351   200,000.00  199,332.60  199,332.60   3rd Mtg   San Mateo
Apts.      14.000%  06/01/92     473.95     196,000    40,000.00   38,851.17     0.00      3rd Mtg   Santa Clara
Res.       15.250%  07/01/04     984.46      78,672    73,000.00   55,683.04     0.00      2nd Mtg   San Francisco
Comm       14.500%  08/01/04   1,365.50        0.00   100,000.00   75,577.87     0.00      1st Mtg   Sonoma
Res.       14.500%  04/01/05     546.20     150,804    40,000.00   32,132.87     0.00      3rd Mtg   San Francisco
Res.       14.500%  07/01/92   2,416.67     340,827   200,000.00  200,000.00     0.00      2nd Mtg   San Francisco
Apts       11.000%  06/29/98   2,004.26        0.00   210,459.34  197,832.44     0.00      1st Mtg   Sacramento
Res.       10.000%  08/01/00   1,428.14        0.00   160,000.00  159,682.86     0.00      1st Mtg   San Mateo
Res.       14.500%  08/01/92     604.17     109,072    50,000.00   48,859.80     0.00      2nd Mtg   San Mateo

Total                       $98,350.34  17,200,385.00 10,480,351.50  9,313,924.02  549,355.81


Schedule XII

     Reconciliation of carrying amount of Mortgage Investment at close of period (12/31/96)

Balance at beginning of period 12/31/95                          $10,402,491
Additions during period:
New Mortgage Investments                          2,474,843
Other                                                     0        2,474,843
------------------------------------------- ---------------- ----------------
                                                                 $12,877,334


Deduction during period:
Collections of principal                         $3,295,834
Foreclosures                                        267,576
Cost of Mortgage Investments sold                         0
Amortization of Premium                                   0
Other                                                     0       $3,563,410
------------------------------------------- ---------------- ----------------


Balance at close of period (12/31/96)                             $9,313,924
                                                             ----------------

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

     The following compensation has been paid to the General Partners and affiliates for services rendered during the year ended December 31, 1996. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving   Description of Compensation and Services             Amount
Compensation       Rendered
---------------- ---------------------------------------------------- ----------
I.
Redwood Mortgage       Mortgage Servicing Fee for servicing Mortgage    $44,565
                       Investments(Redwood Mortgage waived $41,779)

General Partners       Asset Management Fee for managing assets              $0
&/or Affiliates        (General Partners waived $41,802)

General Partners       1% interest in profits                            $5,882


     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage       Mortgage Brokerage Commissions for services
                       in connection with the review, selection,
                       evaluation, negotiation, and extension of the
                       Mortgage Investments paid by the borrowers
                       and not by the Partnership                       $28,943

Redwood Mortgage       Processing and Escrow Fees for services in
                       connection with notary, document preparation,
                       credit investigation, and escrow fees payable by
                       the borrowers and not by the Partnership          $1,724


     III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.......................................$31,838

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

Item 14 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K

(A)      Documents filed as part of this report:

     1. The financial statements are listed in Part II Item 8 under A-Financial Statements.

     2. The Financial Statement Schedules are listed in Part II Item 8 under B-Financial Statement Schedules.

         3. Exhibits.


Exhibit No.                Description of Exhibits

     3.1           Limited Partnership Agreement
     3.2           Form of Certificate of Limited Partnership Interest
     3.3           Certificate of Limited Partnership
    10.1           Escrow Agreement (1)
    10.2           Servicing Agreement (1)
    10.3 (a) Form of Note secured by Deed of Trust which provides for principal and interest payments (1)
                   (b) Form of Note secured by Deed of Trust which provides principal and interest payments and right of assumption (1)
                   (c) Form of Note secured by Deed of Trust which provides for interest only payments (1)
                   (d) Form of Note (1)
    10.4 (a) Deed of Trust and Assignment of Rents to accompany Exhibits 10.3 (a) and (c) (1)
                   (b) Deed of Trust and Assignment of Rents to accompany Exhibits 10.3 (b) (1)
                   (c) Deed of Trust to accompany Exhibit 10.3 (d) (1)
    10.5           Promissory Note for Formation Loan (1)
    10.6           Agreement to Seek a Lender (1)
    24.1           Consent of Parodi & Cropper (1)
    24.2           Consent of Stephen C. Ryan & Associates (1)


     All of these exhibits were previously filed as the exhibits to Registrants Statement on Form S-11 (Registration No. 33-12519) and incorporated by reference herein.

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

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 20th day of March, 1997.

REDWOOD MORTGAGE INVESTORS VI


By:      /S/ D. Russell Burwell
         ---------------------------------------------
         D. Russell Burwell, General Partner


By:      /S/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /S/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /S/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 20th day of March, 1997.


Signature                            Title                                Date


/S/ D. Russell Burwell
--------------------------
D. Russell Burwell             General Partner                   March 20, 1997


/S/ Michael R. Burwell
---------------------------
Michael R. Burwell             General Partner                   March 20, 1997



/S/ D. Russell Burwell
----------------------------
D. Russell Burwell          President of Gymno Corporation,      March 20, 1997
                            (Principal Executive Officer);
                            Director of Gymno Corporation


/S/ Michael R. Burwell
---------------------------
Michael R. Burwell          Secretary/Treasurer of Gymno         March 20, 1997
                            Corporation (Principal Financial
                            and Accounting Officer);
                            Director of Gymno Corporation