Form 10-Q
period 1997-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 1997-05-07
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                    March 31, 1997
-------------------------------------------------------------------------------
Commission file number                 33-12519
-------------------------------------------------------------------------------

                          REDWOOD MORTGAGE INVESTORS VI
             (exact name of registrant as specified in its charter)

      California                                               94-3031211
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

                              (415) 365-5341
------------------------------------------------------------------------------
             (Registrants telephone number, including area code)

                              NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES            XX                                          NO
               ----------------                                -------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                            NO                         NOT APPLICABLE   XX
   -------------                ----------------                   -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                                 NOT APPLICABLE



                                     Part I

                                     Item 1

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 Balance Sheets
                         December 31, 1996 (audited) and
                           March 31, 1997 (unaudited)

                                     ASSETS

                                                        March 31, 1997         Dec. 31, 1996
                                                          (unaudited)            (audited)
                                                       =================      ================


Cash                                                            $119,481            $180,597
                                                         ---------------      ---------------

Accounts receivable:
      Mortgage Investments, secured by deeds of trust          9,249,045           9,313,924
      Accrued interest on mortgage investments                   498,904             405,783
      Advances on mortgage investments                           133,581             108,019
      Accounts receivable-unsecured                              251,531             251,531
                                                         ---------------      ---------------
                                                              10,133,061          10,079,257

      Less allowance for doubtful accounts                       252,000             252,850
                                                         ---------------      ---------------

                                                               9,881,061           9,826,407
                                                         ---------------      ---------------

Real Estate Owned, acquired through foreclosure, at
      estimated net realizable value                           1,097,735           1,441,007
Investment in Partnership                                        540,735             496,040
Formation loan due from Redwood Mortgage                         104,241             121,849
                                                         ---------------      ---------------

                                                             $11,743,253         $12,065,900
                                                         ===============      ===============


           LIABILITIES AND PARTNERS CAPITAL

Liabilities:
         Deferred Interest                                            $0             $18,522
         Note payable - bank line of credit                   $1,475,011          $1,530,511
                                                         ----------------     ---------------
         Total liabilities                                    $1,475,011         $1,549,033

Partners  capital                                             10,268,242          10,516,867
                                                         ---------------      ---------------

                                                             $11,743,253         $12,065,900
                                                         ===============      ===============

  See accompanying notes to financial statements.


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (unaudited)

                                                         3 mos. ended           3 mos. ended
                                                        March 31, 1997         March 31, 1996
                                                         (unaudited)            (unaudited)
                                                       =================      =================

Revenues:

  Interest on mortgage investments                            $241,398               $269,902
  Interest on bank deposits                                      1,939                  1,075
  Late charges, prepayment, penalties and fees                   2,217                  6,901
                                                         --------------         --------------
                                                               245,554                277,878
                                                         --------------         --------------

Expenses:

 General partners  asset management fees                             0                      0
 Clerical costs through Redwood Mortgage                         7,341                  7,838
 Interest and line of credit costs                              34,860                 45,443
 Provision for loss on real estate acquired through
  foreclosure and doubtful accounts                             50,200                 52,003
 Professional services                                          11,067                 15,474
 Other                                                           5,268                  5,706
                                                         --------------         --------------
                                                               108,736                126,464
                                                         --------------         --------------

Net Income                                                    $136,818               $151,414
                                                         ==============         ==============

Net Income: to General Partners (1%)                            $1,368                 $1,514
                     to Limited Partners (99%)                $135,450               $149,900
                                                         ==============         ==============
                                                              $136,818               $151,414
                                                         ==============         ==============

Net income for $1,000 invested by Limited Partners for
  entire period:
  - where income is reinvested and compounded                   $12.90                 $13.16
                                                         ==============         ==============
  - where Partner receives income in monthly                    $12.85                 $13.11
distributions
                                                         ==============         ==============







See accompanying notes to financial statements

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996 (unaudited)


                                                         March 31, 1997         March 31, 1996
                                                           (unaudited)            (unaudited)

Cash flows from operating activities:
  Net income                                                    $136,818              $151,414
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Increase (decrease) in allowance for doubtful accts            (850)              (88,284)
    (Increase) decrease in assets:
       Accrued interest & advances                             (118,683)              (64,105)
       Prepaid expenses and other assets                               0                   935
      Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                           0                 4,100
       Deferred Interest on Mortgage Investments                (18,522)                     0
                                                          ---------------       ---------------

      Net cash provided by operating activities                  (1,237)                 4,060
                                                          ---------------       ---------------

Cash flows from investing activities:
Net (increase) decrease in:
  real estate acquired through foreclosure                       343,272              (84,956)
  Mortgage Investments                                            64,879               240,574
  Decrease in formation loan                                      17,608                11,140
  accounts receivable, unsecured                                       0                69,480
  Investment in Partnership                                     (44,695)                     0
                                                          ---------------       ---------------

    Net cash provided by  investing activities                   381,064               236,238
                                                          ---------------       ---------------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                   (55,500)             (126,000)
 Partners withdrawals                                          (383,418)             (321,645)
 Early withdrawal penalties, net                                 (2,025)                 (752)
                                                          ---------------       ---------------

    Net cash provided by (used in) financing activities        (440,943)             (448,397)
                                                          ---------------       ---------------

Net increase (decrease) in cash                                 (61,116)             (208,099)

Cash - beginning of period                                       180,597               283,976
                                                          ---------------       ---------------

Cash - end of period                                            $119,481               $75,877
                                                          ===============       ===============


See accompanying notes to financial statements.


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                         FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited)
                                        AND THE THREE MONTHS ENDED MARCH 31, 1997, (unaudited)

                                              PARTNERS CAPITAL


                                         GENERAL             LIMITED
                                        PARTNERS             PARTNERS              TOTAL
                                      -------------- ---- --------------- ---- ---------------


Balances at December 31, 1993                 9,773           12,342,173           12,351,946

  Net income                                  6,647              658,055              664,702
  Early withdrawal penalties                      0             (12,790)             (12,790)
  Partners  withdrawals                     (6,654)          (1,013,019)          (1,019,673)
                                      --------------      ---------------      ---------------

Balances at December 31, 1994                $9,766           11,974,419           11,984,185

  Net income                                  6,183              612,165              618,348
  Early withdrawal penalties                      0              (4,336)              (4,336)
  Partners  withdrawals                     (6,183)          (1,185,532)          (1,191,715)
                                      --------------      ---------------      ---------------

Balances at December, 1995                   $9,766           11,396,716           11,406,482

  Net income                                  5,882              582,280              588,162
  Early withdrawal penalties                      0              (8,721)              (8,721)
  Partners  withdrawals                     (5,882)          (1,463,174)          (1,469,056)
                                      --------------      ---------------      ---------------

Balances at December 31, 1996                $9,766           10,507,101           10,516,867

  Net income                                  1,368              135,450              136,818
  Early withdrawal penalties                      0              (2,025)              (2,025)
  Partners withdrawals                     (1,368)            (382,050)            (383,418)
                                      --------------      ---------------      ---------------

Balances at March 31, 1997                   $9,766           10,258,476           10,268,242
                                      ==============      ===============      ===============

See accompanying notes to financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

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

     The following reflects transactions in the Formation Loan account through March 31, 1997:

Amount loaned during 1987,1988 and 1989                              $623,255
  Less:
  Cash repayments                                   $475,044
  Allocation of early withdrawal penalties            43,970          519,014
                                                   ===========      -----------

  Balance December 31, 1996                                          $104,241
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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

     Property acquired through foreclosure will be held for prompt sale to return the funds to the Mortgage Investment portfolio. Such property is recorded at cost which includes the principal balance of the former Mortgage Investment made by the Partnership plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income or at estimated net realizable value, if less. The difference between such costs and estimated net realizable value is deducted from cost in the Balance Sheet to arrive at the carrying value of such property.

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

     The interim financial statements, dated March 31, 1997, are unaudited, but in the opinion of the General Partners all adjustments (consisting solely of normal adjustments) necessary to a fair presentation of the financial statements at March 31, 1997 have been made.

     NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES The following are commissions and/or fees which are paid to the General Partners and/or related parties.

     A. Mortgage Brokerage Commissions Mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the Mortgage Investments were limited up to 12% of the principal amount of the Mortgage Investments through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

     B. Mortgage Servicing Fees Monthly mortgage servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located (currently at 1/12 of 1% or 1% annual). The amount remitted to the partnership and recorded as interest on Mortgage Investments is net of such fees. In 1994 $123,758 of the total mortgage servicing fees of $123,758, in 1995 $50,741 of the total mortgage servicing fees of $92,797, in 1996, $41,779 of the total mortgage servicing fees of $86,344 and for the three months through March 31, 1997, $3,577 of the total mortgage servicing fee of $12,824 were waived by Redwood Mortgage.

     C. Asset Management Fee Pursuant to the partnership agreement,  the General
Partners  receive  a  monthly  fee  for  managing  the  Partnerships   Mortgage
Investment portfolio and operations equal to 1/32 of 1% (3/8 of 1% annual) of the net asset value. Such fees were reduced from $45,974 to $8,942 in 1994, $44,336 to $0 in 1995, $41,802 to $0 in 1996, and $9,893 to $0 for the three months through March 31, 1997, with the difference being waived by the General Partners.

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

     F. Operating Expenses The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1994, 1995, 1996, and for the current quarter, clerical costs totaling $0.00, $23,341, $31,838 and $7,341 respectively, were reimbursed to Redwood Mortgage and are included in expenses in the Statements of Income. The 1994 expenses were absorbed by the Redwood Mortgage.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

     D. Withdrawal From Partnership A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by March 31, 1997. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

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

     NOTE 5 - INVESTMENT IN PARTNERSHIP. The Partnerships interest in land acquired through foreclosure, located in East Palo Alto with costs totalling $540,735 has been invested with that of two other Partnerships (total cost to date, primarily land, of $1,113,870) in a partnership which is in the process of constructing approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI, and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

     NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT The Partnership has a bank line of credit secured by its Mortgage Investment portfolio up to $2,500,000 at 1% over prime. The balances were $1,530,511 and $1,475,011 at December 31, 1996 and March 31, 1997, respectively, and the interest rate at March 31, 1997 was 9.50% (8.50% prime + 1%).

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)


     NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS The Mortgage Investments are secured by recorded deeds of trust. At March 31, 1997, there were 64 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                             64
Total Mortgage Investments outstanding                         $9,249,045

Average Mortgage Investment outstanding                           144,516
Average Mortgage Investment as percent of total                      1.56%
Average Mortgage Investment as percent of Partners Capital           1.41%

Largest Mortgage Investment outstanding                        $1,376,117
Largest Mortgage Investment as percent of total                     14.88%
Largest Mortgage Investment as percent of Partners Capital          13.40%

Number of counties where security is located (all California)          14
Largest percentage of Mortgage Investments in one county            30.71%
Average Mortgage Investment to appraised value of security at time  66.22%
     Mortgage Investment was consummated
Number of Mortgage Investments in foreclosure                           3


     The cash  balance  at March 31,  1997 of  $119,481  was in two  banks  with
interest  bearing  balances  totalling  $94,288.   The  balances  exceeded  FDIC
insurance limits (up to $100,000 per bank) by $15,460.

     Item 7 - Managements Discussion and Analysis of Financial Condition and
                             Results of Operations

         On March 31, 1997, the Partnerships net capital totalled $10,268,242.

     The Partnership began funding Mortgage Investments in October 1987, and as of March 31, 1997 had distributed income at an average annualized (compounded) yield of 7.89%. Current earnings are lower than those prevalent at the outset, primarily because interest rates generally have dropped dramatically since 1988. The Partnership does not anticipate a significant increase or decrease in mortgage rates in the foreseeable future and expects the prevailing interest rates to fluctuate in a narrow range in the near future. Management expects the yield, net of provision for losses, to increase slightly in 1997.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnerships, and current reserve requirements, the General Partners anticipate that the annualized yield this year will range only slightly higher from its current rate.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. Currently, it has the capacity to borrow up to $2,500,000 at Prime plus 1%, (9.50%). Current borrowings of $1,475,011 have the effect of leveraging the portfolio about 15%. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, allows the Partnership to make the spread between the Mortgage Investment interest rate and the line of credit interest rate.

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of March 31, 1997, there were three properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

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

  I.
       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ending March 31, 1997. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus and Partnership Agreement. In addition, the General Partners and/or related companies pay certain expenses on behalf of the Partnership for which it is reimbursed as noted in the Statement of Income.

Entity Receiving            Description of Compensation                  Amount
 Compensation                 and Services Rendered
========================= ======================================================

Redwood Mortgage          Mortgage  Servicing Fee for                    $9,247
                          servicing  Mortgage  Investments
                          ($3,577 waived by RHL Co.)
------------------------- ------------------------------------------------------

General Partners          Asset Management Fee for managing
&/or Affiliates           assets ($9,893 waived by the
                           General Partners)                           $   0.00
------------------------- ------------------------------------------------------

General Partners          1% interest in profits, losses
                          and distributions of cash available
                         for distribution                              $ 1,368
------------------------- ------------------------------------------------------


  II.
     FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage          Mortgage  Brokerage  Commissions
                          for services in  connection with the
                          review, selection, evaluation, negotiation,
                          and  extension of the Mortgage  Investments
                          paid by the borrowers and   not by
                          the Partnership                               $  0.00
------------------------- ------------------------------------------------------

Redwood Mortgage          Processing  and  Escrow  Fees
                          for services in connection with notary,
                          document  preparation, credit investigation,
                          and escrow fees  payable by the borrower
                          and not by the Partnership               $      0.00
------------------------- ------------------------------------------------------

                MORTGAGE INVESTMENT SUMMARY AS OF MARCH 31, 1997


                             Partnership Highlights

Mortgage Investment to Value ratio

First Trust Deed Mortgage Investments                            $4,901,029.03
Appraised Value of Properties *                                   7,524,496.00
    Total Investment as a % of Appraisal                                65.13%

First Trust Deed Mortgage Investments                            $4,901,029.03
Second Trust Deed Mortgage Investments                            3,692,847.64
Third Trust Deed Mortgage Investments                               405,186.08
Fourth Trust Deed Mortgage Investments **                           249,982.09
                                                            -------------------
                                                                 $9,249,044.84

First Trust Deeds due other Lenders                             $15,738,399.00
Second Trust Deeds due other Lenders                              1,174,343.00
Third Trust Deeds due other Lenders                                 178,571.00
                                                            -------------------

Total Debt                                                      $26,340,357.84

    Appraised Property Value                                    $39,779,892.00
    Total Investment as a % of Appraisal                                66.22%

Number of Mortgage Investments Outstanding                                 64

Average Investment                                                 $144,516.33
Average Investment as a % of Net Partners Capital                         1.41%
Largest Investment Outstanding                                   $1,376,117.03
Largest Investment as a % of Net Partners Capital                        13.40%


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


  Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deed Mortgage Investments                                            52.99%
Second Trust Deed Mortgage Investments                                           39.93%
Third Trust Deed Mortgage Investments                                             4.38%
Fourth Trust Deed Mortgage Investments                                            2.70%
                                                                             -----------
Total                                                                           100.00%

Mortgage Investments by Type of Property

Owner Occupied Homes                                    $1,395,177.34            15.09%
Non Owner Occupied Homes                                   972,339.18            10.51%
Apartments                                                 760,657.64             8.22%
Commercial                                               6,120,870.68            66.18%
                                                     -----------------       -----------
Total                                                   $9,249,044.84           100.00%


Statement of Conditions of Mortgage Investments

   Number of Mortgage Investments in Foreclosure                                      3


Diversification by County

County

Santa Clara                                             $2,840,426.80            30.71%
Alameda                                                  1,702,697.68            18.41%
San Mateo                                                1,395,336.19            15.09%
Contra Costa                                               769,837.13             8.32%
Stanislaus                                                 679,802.62             7.35%
Sacramento                                                 442,696.90             4.79%
San Francisco                                              417,483.72             4.51%
Sonoma                                                     375,752.00             4.06%
El Dorado                                                  214,773.21             2.32%
Ventura                                                    195,000.00             2.11%
Shasta                                                      82,248.87             0.89%
Monterey                                                    72,380.95             0.78%
Santa Cruz                                                  37,681.30             0.41%
Solano                                                      22,927.47             0.25%
                                                     -----------------       -----------

Total                                                   $9,249,044.84           100.00%


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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                                    (a) Exhibits
                                            Not Applicable

                                    (b) Form 8-K
                          The registrant has not filed any reports on Form 8-K during the nine month period ending March 31, 1997.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 7th day of May, 1997.

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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 7th day of May, 1997.


Signature                        Title                                Date


/s/ D. Russell Burwell
----------------------
D. Russell Burwell          General Partner                         May 7, 1997


/s/ Michael R. Burwell
-----------------------
Michael R. Burwell          General Partner                         May 7, 1997



/s/ D. Russell Burwell
----------------------
D. Russell Burwell        President of Gymno Corporation,           May 7, 1997
                           (Principal Executive Officer);
                          Director of Gymno Corporation


/s/ Michael R. Burwell
----------------------
Michael R. Burwell       Secretary/Treasurer of Gymno               May 7, 1997
                         Corporation (Principal Financial
                         and Accounting Officer);
                         Director of Gymno Corporation