Form 10-Q
period 1997-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 1997-08-13
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                        June 30, 1997
-------------------------------------------------------------------------------
Commission file number                     33-12519
-------------------------------------------------------------------------------

                          REDWOOD MORTGAGE INVESTORS VI
             (exact name of registrant as specified in its charter)

California                                                    94-3031211
------------------------------------------------------------------------------
(State or other jurisdiction of                             I.R.S. Employer
incorporation or organization)                              Identification No.

              650 El Camino Real, Suite G, Redwood City, CA. 94063
-------------------------------------------------------------------------------
                     (address of principal executive office)

                                 (415) 365-5341
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)

                                 NOT APPLICABLE
------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


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

                                 NOT APPLICABLE


                                     Part I

                                     Item 1

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 Balance Sheets
                         December 31, 1996 (audited) and
                            June 30, 1997 (unaudited)

                                     ASSETS

                                                                      June 30, 1997          Dec. 31, 1996
                                                                       (unaudited)             (audited)
                                                                     ================       ================


Cash                                                                        $189,020              $180,597
                                                                       -------------        ---------------

Accounts receivable:
      Mortgage Investments, secured by deeds of trust                      9,040,797             9,313,924
      Accrued interest on mortgage investments                               560,014               405,783
      Advances on mortgage investments                                       115,067               108,019
      Accounts receivable-unsecured                                          252,398               251,531
                                                                       -------------        ---------------
                                                                           9,968,276            10,079,257

      Less allowance for doubtful accounts                                   319,080               252,850
                                                                       -------------        ---------------

                                                                           9,649,196             9,826,407
                                                                       -------------        ---------------

Real Estate Owned, acquired through foreclosure, held for sale             1,074,934             1,441,007
Investment in Partnership                                                    568,559               496,040
Formation loan due from Redwood Mortgage                                      87,659               121,849
                                                                       -------------        ---------------

                                                                         $11,569,368           $12,065,900
                                                                       =============        ===============


                  LIABILITIES AND PARTNERS CAPITAL
Liabilities:
         Deferred Interest                                                        $0               $18,522
         Note payable - bank line of credit                               $1,589,011            $1,530,511
                                                                       -------------        ---------------
         Total liabilities                                                $1,589,011            $1,549,033

Partners  capital                                                          9,980,357            10,516,867
                                                                       -------------        ---------------

                                                                         $11,569,368           $12,065,900
                                                                       =============        ===============


  See accompanying notes to financial statements.


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (unaudited)

                                           6 mos.ended       6 mos. ended      3 mos. ended      3 mos. ended
                                          June 30, 1997      June 30, 1996     June 30, 1997     June 30, 1996
                                            (unaudited)       (unaudited)       (unaudited)       (unaudited)

Revenues:
  Interest on Mortgage Loans                $504,421          $584,983         $253,776         $305,406
  Interest on Bank Deposits                    2,769             1,327              830              252
  Late Charges & Other                         2,759             9,295              542            3,294
  Miscellaneous                                6,845             1,460            6,845              560
                                           ----------       -----------      -----------      -----------
                                             516,794           597,065          261,993          309,512
                                           ----------       -----------      -----------      -----------

Expenses:

 Mortgage Servicing Fee                       16,520            28,923            7,273           19,248
 General Partners asset  management fees           0                 0                0                0
 Clerical costs through Redwood Mortgage      14,411            16,101            7,070            8,263
 Interest and line of credit cost             70,747            90,206           35,887           44,763
 Provision for loss on real estate
acquired
  through foreclosure and doubtful           117,281           135,588           67,081           83,585
accounts
 Professional Services                        18,730            16,279            7,663              805
 Other                                         8,499             9,837            3,231            4,131
                                           ----------       -----------      -----------      -----------
                                             246,188           296,934          128,205          160,795
                                           ----------       -----------      -----------      -----------

Net Income                                  $270,606           300,131          133,788          148,717
                                           ==========       ===========      ===========      ===========

Net Income: to General Partners (1%)           2,706             3,001            1,338            1,487
                     to Limited Partners     267,900           297,130          132,450          147,230
(99%)
                                           ==========       ===========      ===========      ===========
                                            $270,606           300,131          133,788          148,717
                                           ==========       ===========      ===========      ===========

Net income for $1,000 invested by
Limited
  Partner for  entire period
  - where income is reinvested and            $25.99            $26.46           $12.92           $13.13
compounded
                                           ==========       ===========      ===========      ===========
  - where Partner received income in
monthly
       distributions                          $25.72            $26.18           $12.87           $13.07
                                           ==========       ===========      ===========      ===========






See accompanying notes to Financial Statements

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                                      FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (unaudited)


                                                          June 30, 1997          June 30, 1996
                                                           (unaudited)            (unaudited)

Cash flows from operating activities:
  Net income                                                    $270,606              $300,131
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for doubtful accounts                               66,230               135,588
    Provision for losses on real estate held for sale             51,051                     0
    (Increase) decrease in assets:
       Accrued interest & advances                             (161,279)              (80,629)
       Prepaid expenses and other assets                               0                   935
      Increase (decrease) in liabilities:
       Deferred Interest on Mortgage Investments                (18,522)                     0
                                                          ---------------       ---------------

      Net cash provided by operating activities                  208,086               356,025
                                                          ---------------       ---------------

Cash flows from investing activities:
  Principal collected on Mortgage Investments                    555,905             2,294,321
  Mortgage Investments made                                    (282,778)           (1,771,798)
  Formation loan collections                                      34,190                31,164
  Additions to real estate held for sale                        (57,816)             (236,408)
  Dispositions of real estate held for sale                      372,838               200,627
  Accounts receivable, unsecured                                   (867)                71,382
  Investment in Partnership                                     (72,519)                     0
                                                          ---------------       ---------------

    Net cash provided by (used in) investing activities          548,953               589,288
                                                          ---------------       ---------------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                     58,500             (326,000)
 Partners withdrawals                                          (802,064)             (664,014)
 Early withdrawal penalties, net                                 (5,052)               (1,704)
                                                          ---------------       ---------------

    Net cash provided by (used in) financing activities        (748,616)             (991,718)
                                                          ---------------       ---------------

Net increase (decrease) in cash                                    8,423              (46,405)

Cash - beginning of period                                       180,597               283,976
                                                          ---------------       ---------------

Cash - end of period                                            $189,020              $237,571
                                                          ===============       ===============


See accompanying notes to financial statements.


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                         FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited)
                                          AND THE SIX MONTHS ENDED JUNE 30, 1997, (unaudited)

                                              PARTNERS CAPITAL


                                         GENERAL             LIMITED
                                        PARTNERS             PARTNERS              TOTAL
                                      -------------- ---- --------------- ---- ---------------


Balances at December 31, 1993                 9,773           12,342,173           12,351,946

  Net income                                  6,647              658,055              664,702
  Early withdrawal penalties                      0             (12,790)             (12,790)
  Partners  withdrawals                     (6,654)          (1,013,019)          (1,019,673)
                                      --------------      ---------------      ---------------

Balances at December 31, 1994                $9,766           11,974,419           11,984,185

  Net income                                  6,183              612,165              618,348
  Early withdrawal penalties                      0              (4,336)              (4,336)
  Partners  withdrawals                     (6,183)          (1,185,532)          (1,191,715)
                                      --------------      ---------------      ---------------

Balances at December, 1995                   $9,766           11,396,716           11,406,482

  Net income                                  5,882              582,280              588,162
  Early withdrawal penalties                      0              (8,721)              (8,721)
  Partners  withdrawals                     (5,882)          (1,463,174)          (1,469,056)
                                      --------------      ---------------      ---------------

Balances at December 31, 1996                $9,766           10,507,101           10,516,867

  Net income                                  2,706              267,900              270,606
  Early withdrawal penalties                      0              (5,052)              (5,052)
  Partners  withdrawals                     (2,706)            (799,358)            (802,064)
                                      --------------      ---------------      ---------------

Balances at June 30, 1997                    $9,766           $9,970,591           $9,980,357
                                      ==============      ===============      ===============

See accompanying notes to financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 (audited)
                          and JUNE 30, 1997 (unaudited)

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

     The following reflects transactions in the Formation Loan account through June 30, 1997:

Amount loaned during 1987,1988 and 1989                               $623,255
   Less:
   Cash repayments                                   $488,600
   Allocation of early withdrawal penalties            46,996          535,596
                                                    ===========      -----------

       Balance December 31, 1996                                       $87,659
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Accrual Basis

     Revenues and expenses are accounted for on the accrual basis of accounting wherein income is recognized as earned and expenses are recognized as incurred. Once a loan is categorized as impaired, interest is no longer accrued thereon.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 (audited)
                          and JUNE 30, 1997 (unaudited)

B. Management Estimates

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for doubtful accounts, including the valuation of impaired mortgage investments, and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

C. Mortgage Investments, Secured by Deeds of Trust

     The Partnership has both the intent and ability to hold the mortgage investments to maturity, i.e., held for long-term investment. They are therefore valued at cost for financial statement purposes with interest thereon being accrued by the simple interest method.

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a mortgage investment, with due consideration for the fair value of collateral, is less than the recorded investment and related amounts due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows. The adoption of these statements did not have a material effect on the financial statements of the Partnership because that was the valuation method previously used on impaired loans.

     At June 30, 1997, December 31, 1996, and 1995, reductions in the cost of loans categorized as impaired by the Partnership totalled $13,006, $13,006 and $45,933, respectively. The reduction in stated value was accomplished by increasing the allowances for doubtful accounts.

     As presented in Note 10 to the financial statements as of June 30, 1997, the average mortgage investment to appraised value of security at the time the loans were consummated was 66.27%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the propertys estimated fair value, less estimated costs to sell.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 (audited)
                          and JUNE 30, 1997 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of June 30, 1997, and December 31, 1996:

                                              June 30,             December 31,
                                                1997                    1996
                                         --------------         ----------------
Cost of properties                            $1,414,945            $1,743,382
Reduction in value                               340,011               302,375
                                        ----------------        ---------------

Fair value reflected in financial statements  $1,074,934            $1,441,007
                                          ==============         ==============

     Effective January 1, 1996, the Partnership adopted the provisions of statement No 121 (SFAS 121) of the Financial Accounting Standards Board, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of. The adoption of SFAS 121 did not have a material impact on the Partnerships financial position because the methods indicated were essentially those previously used by the Partnership.

F. Investment in Partnership (see note 5)

     The Partnership accounts for its investment in a partnership as an investment in real estate, which is at the lower of costs or fair value, less estimated costs to sell. At June 30, 1997, cost is considered less than fair value and the investment is stated at cost in the financial statements.

G. Income Taxes

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

H. Organization and Syndication Costs

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs of $14,750 were capitalized and were amortized over a five year period. Syndication costs of $346,135 were charged against partners capital and were allocated to individual partners consistent with the Partnership Agreement.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 (audited)
                          and JUNE 30, 1997 (unaudited)

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of June 30, 1997, and December 31, 1996 were as follows:

                                            June 30,             December 31,
                                              1997                   1996
                                           ------------       ----------------
Impaired mortgage investments                $13,006                $13,006
Unspecified mortgage investments             106,074                 59,844
Amounts receivable, unsecured                200,000                180,000
                                         ----------------     ----------------
                                            $319,080               $252,850
                                           ============       ================

J. Net Income Per $1,000 Invested

     Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who have their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the Limited partners pro rata share of Partners Capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options. However, the net income per $1,000 average invested has approximated those reflected for those whose investments and options have remained constant.

K. Reclassifications

     Certain reclassifications not affecting net income have been made to prior year amounts to conform to the current year presentation.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 (audited)
                          and JUNE 30, 1997 (unaudited)

     B. Mortgage Servicing Fees Monthly mortgage servicing fees are paid to Redwood Mortgage of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $16,520, $44,565 and $42,056 were incurred for the six months period ended June 30, 1997, and for years 1996, and 1995, respectively.

     C. Asset Management Fee The General Partners receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annual). Management fees incurred were $0 for the six months period ended June 30, 1997, and for years 1996, and 1995, respectively.

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

     F. Operating Expenses The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. Such costs were reimbursed to Redwood Mortgage and are included in expenses in the Statements of Income.

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

     D. Withdrawal From Partnership A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by June 30, 1997. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 (audited)
                          and JUNE 30, 1997 (unaudited)

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

     NOTE 5 - INVESTMENT IN PARTNERSHIP. The Partnerships interest in land acquired through foreclosure, located in East Palo Alto with costs totalling $568,559 has been invested with that of two other Partnerships (total cost to date, primarily land, of $1,171,185) in a partnership which is in the process of securing permits etc. to constructing approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI, and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

     NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT The Partnership has a bank line of credit secured by its Mortgage Investment portfolio up to $2,500,000 at 1% over prime. The balances were $1,530,511 and $1,589,011 at December 31, 1996, and June 30, 1997, respectively, and the interest rate at June 30, 1997 was 9.50% (8.50% prime + 1%).

     NOTE 7 - LEGAL PROCEEDINGS The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $252,398.

     Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 (audited)
                          and JUNE 30, 1997 (unaudited)

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                          June 30,              December 31,
                                            1997                    1996
                                      ---------------         ----------------
Net assets - Partners Capital per
financial statements                      $9,980,357              $10,516,867

Allowance for doubtful accounts              319,080                  252,850
                                       -------------              ------------
Net assets tax basis                     $10,299,437              $10,769,717
                                      ===============         ================

     In 1996, approximately 73% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their unrelated business income exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 (audited)
                          and JUNE 30, 1997 (unaudited)

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $9,040,797. The June 30, 1997 fair value of these investments of $8,950,598 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

     NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS The Mortgage Investments are secured by recorded deeds of trust. At June 30, 1997, there were 63 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                               63
Total Mortgage Investments outstanding                           $9,040,797

Average Mortgage Investment outstanding                            $143,505
Average Mortgage Investment as percent of total                        1.59%
Average Mortgage Investment as percent of Partners Capital             1.44%

Largest Mortgage Investment outstanding                          $1,376,117
Largest Mortgage Investment as percent of total                       15.22%
Largest Mortgage Investment as percent of Partners Capital            13.79%

Number of counties where security is located (all California)            14
Largest percentage of Mortgage Investments in one county              31.40%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                              66.27%
Number of Mortgage Investments in foreclosure                             5

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 (audited)
                          and JUNE 30, 1997 (unaudited)

     The following categories of mortgage investments are pertinent at June 30, 1997 and December 31, 1996:

                                                                 June 30,             December 31,
                                                                   1997                   1996
                                                              ----------------       ----------------
First Trust Deeds                                                  $4,715,010             $4,928,794
Second Trust Deeds                                                  3,677,458              3,729,581
Third Trust Deeds                                                     398,347                405,567
Fourth Trust Deeds                                                    249,982                249,982
                                                              ----------------       ----------------
  Total mortgage investments                                        9,040,797              9,313,924
Prior liens due other lenders                                      17,091,313             17,200,385
                                                                                     ----------------
                                                              ================
  Total debt                                                      $26,132,110            $26,514,309
                                                              ================       ================

Appraised property value at time of loan                          $39,431,328            $40,225,303
                                                              ================       ================

Total investments as a percent of appraisals                           66.27%                 65.91%
                                                              ================       ================

Investments by Type of Property

Owner occupied homes                                               $1,368,123             $1,443,835
Non-Owner occupied homes                                              852,730                973,498
Apartments                                                            719,902                786,362
Commercial                                                          6,100,042              6,110,229
                                                              ----------------       ----------------
                                                                   $9,040,797             $9,313,924
                                                              ================       ================

     Scheduled maturity dates of mortgage investments as of June 30, 1997 are as follows:

                       Period Ending
                       June 30, 1997
                     -------------------

                            1997                      $2,422,807
                            1998                       2,259,647
                            1999                       1,921,184
                            2000                         412,164
                            2001                         554,924
                         Thereafter                    1,470,071
                                                  ===============
                                                      $9,040,797
                                                  ===============

     The scheduled maturities for 1997 include approximately $1,575,615 in loans which are past maturity at December 31, 1996. $31,362 of those loans were categorized as delinquent over 90 days.

     Five loans with principal outstanding of $634,959 had interest payments overdue in excess of 90 days. Two loans had impaired provisions totalling $13,006 at June 30, 1997.

     The cash balance at June 30, 1997 of $189,020 was in one bank with interest bearing balances totalling $143,081. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $89,020.

     Item 7 - Managements Discussion and Analysis of Financial Condition and
                             Results of Operations

         On June 30, 1997, the Partnerships net capital totalled $9,980,357.

     The Partnership began funding Mortgage Investments in October 1987, and as of June 30, 1997 had distributed income at an average annualized (compounded) yield of 7.83%. Current earnings are lower than those prevalent at the outset, primarily because interest rates generally have dropped dramatically since 1988. The Partnership does not anticipate a significant increase or decrease in mortgage rates in the foreseeable future and expects the prevailing interest rates to fluctuate in a narrow range in the near future. Management expects the yield, net of provision for losses, to increase slightly in 1997.

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

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. Currently, it has the capacity to borrow up to $2,500,000 at Prime plus 1%, (9.50%). Current borrowings of $1,589,011 have the effect of leveraging the portfolio about 15%. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, allows the Partnership to make the spread between the Mortgage Investment interest rate and the line of credit interest rate.

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of June 30, 1997, there were five properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

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

     The Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. A wide variety of indicators suggest that the economy in California is strong in 1997, and the State is well - positioned for fast growth. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which should translate into more loan activity. Which of course, is healthy for our lending activity.

  I.
       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ending June 30, 1997. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus and Partnership Agreement. In addition, the General Partners and/or related companies pay certain expenses on behalf of the Partnership for which it is reimbursed as noted in the Statement of Income.

    Entity Receiving       Description of Compensation                  Amount
      Compensation           and Services Rendered
================================================================== ============

Redwood Mortgage      Mortgage  Servicing Fee for  servicing  Mortgage
                       Investments                                     $16,520
------------------------- --------------------------------------- ------------

General Partners      Asset Management Fee for managing assets         $   0.00
&/or Affiliates
------------------------- ---------------------------------------- ------------

General Partners      1% interest in profits, losses and
                      distributions of cash available for distribution  $ 2,706

------------------------- ---------------------------------------- ------------

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage          Mortgage  Brokerage  Commissions for services in
                          connection    with   the   review,    selection,
                          evaluation,  negotiation,  and  extension of the
                          Mortgage  Investments  paid by the borrowers and
                          not by the Partnership                     $10,000
------------------------- ----------------------------------------- ------------

Redwood Mortgage          Processing  and  Escrow  Fees  for  services  in
                          connection  with notary,  document  preparation,
                          credit  investigation,  and escrow fees  payable
                          by the borrower and not by the Partnership  $273
------------------------- ------------------------------------------------------

                 MORTGAGE INVESTMENT SUMMARY AS OF JUNE 30, 1997


                                                         Partnership Highlights

Mortgage Investment to Value ratio

First Trust Deed Mortgage Investments                             $4,715,010.17
Appraised Value of Properties *                                    7,175,932.00
    Total Investment as a % of Appraisal                                 65.71%

First Trust Deed Mortgage Investments                             $4,715,010.17
Second Trust Deed Mortgage Investments                             3,677,457.58
Third Trust Deed Mortgage Investments                                398,347.21
Fourth Trust Deed Mortgage Investments **                            249,982.09
                                                           ---------------------
                                                                  $9,040,797.05

First Trust Deeds due other Lenders                              $15,738,399.00
Second Trust Deeds due other Lenders                               1,174,343.00
Third Trust Deeds due other Lenders                                  178,571.00
                                                           ---------------------

Total Debt                                                       $26,132,110.05

    Appraised Property Value                                     $39,431,328.00
    Total Investment as a % of Appraisal                                 66.27%

Number of Mortgage Investments Outstanding                                  63

Average Investment                                                  $143,504.72
Average Investment as a % of Net Partners Capita                          1.44%
Largest Investment Outstanding                                    $1,376,117.03
Largest Investment as a % of Net Partners Capital                        13.79%


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


  Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                            52.15%
Second Trust Deed Mortgage Investments                                           40.68%
Third Trust Deed Mortgage Investments                                             4.41%
Fourth Trust Deed Mortgage Investments                                            2.76%
                                                                             -----------
Total                                                                           100.00%

Mortgage Investments by Type of Property

Owner Occupied Homes                                    $1,368,123.16            15.13%
Non Owner Occupied Homes                                   852,729.90             9.43%
Apartments                                                 719,901.63             7.97%
Commercial                                               6,100,042.36            67.47%
                                                     -----------------       -----------
Total                                                   $9,040,797.05           100.00%


Statement of Conditions of Mortgage Investments

   Number of Mortgage Investments in Foreclosure                                      5


Diversification by County

County

Santa Clara                                             $2,838,820.12            31.40%
Alameda                                                  1,699,346.34            18.80%
San Mateo                                                1,345,459.56            14.88%
Contra Costa                                               769,484.03             8.51%
Stanislaus                                                 679,802.62             7.52%
Sacramento                                                 437,843.66             4.84%
San Francisco                                              376,131.03             4.16%
Sonoma                                                     374,186.98             4.14%
El Dorado                                                  214,773.21             2.37%
Ventura                                                     91,000.00             1.01%
Shasta                                                      82,086.69             0.91%
Monterey                                                    72,380.95             0.80%
Santa Cruz                                                  37,189.86             0.41%
Solano                                                      22,292.00             0.25%
                                                     -----------------       -----------

Total                                                   $9,040,797.05           100.00%

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                                    (a) Exhibits
                                            Not Applicable

                                    (b) Form 8-K
                  The registrant has not filed any reports on Form 8-K during the nine month period ending June 30, 1997.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of August, 1997.

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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of August, 1997.


Signature                          Title                            Date


/s/ D. Russell Burwell
---------------------------
D. Russell Burwell           General Partner                   August 12, 1997


/s/ Michael R. Burwell
---------------------------
Michael R. Burwell           General Partner                   August 12, 1997



/s/ D. Russell Burwell
---------------------------
D. Russell Burwell        President of Gymno Corporation,      August 12, 1997
                           Principal Executive Officer);
                          Director of Gymno Corporation


/s/ Michael R. Burwell
--------------------------
Michael R. Burwell         Secretary/Treasurer of Gymno         August 12, 1997
                          Corporation (Principal Financial
                             and Accounting Officer);
                          Director of Gymno Corporation