Form 10-K/A
period 1996-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 1997-09-30
CIK 811592

REDWOOD MORTGAGE INVESTORS VI
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1996

                                     Part I

                                                                      Page No.
Item 1 - Business                                                           4
Item 2 - Properties                                                       5-6
Item 3 - Legal Proceedings                                                  7
Item 4 - Submission of Matters to a vote of Security Holders (partners)     7

                                     Part II

Item 5 - Market for the Registrants Partners   Capital and related          7
matters.
Item 6 - Selected Financial Data                                           8-9
Item 7 - Managements Discussion and Analysis of Financial Condition
         and Results of Operations                                       10-11
Item 8 - Financial Statements and Supplementary Data                     12-35
Item 9 - Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           36

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                36
Item 11- Executive Compensation                                             37
Item 12 - Security Ownership of certain Beneficial Owners and Management    38
Item 13 - Certain Relationships and Related Transactions                    38

                                     Part IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports of
          Form 8-K                                                       38-39

Signatures                                                                  40

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

                          REDWOOD MORTGAGE INVESTORS VI
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       California                                            94-3031211
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification)
          or organization)

650 El Camino Real #G, Redwood City, CA                         94063
-------------------------------------------------------------------------------
(address of principal executive offices)                      (zip code)

Registrants telephone No. Including area code               (650) 365-5341
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:     None

    Title of each class               Name of each exchange on which registered
--------------------------------------------------------------------------------
Limited Partnership Units                                       None
---------------------------- ---------------------------------------------------

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

YES        XX                                  NO
   ---------------                                      ------------------

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

Item 2 - Properties

     As of December 31, 1996, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments



First Trust Deeds                                   $4,928,793.88
Appraised Value of Properties                        7,572,407.00
   Total Investment as a % of Appraisal                    65.09%
Second Trust Deed Mortgage Investments               3,729,581.41
Third Trust Deed Mortgage Investments                  405,566.64
Fourth Trust Deed Mortgage Investments*                249,982.09
First Trust Deeds due other Lenders                 15,847,471.00
Second Trust Deeds due other Lenders                 1,174,343.00
Third Trust Deeds due other Lenders                    178,571.00


Total Debt                                         $26,514,309.02

   Appraised Property Value                        $40,225,303.00
   Total Investments as a % of Appraisal                   65.91%


Number of Mortgage Investments Outstanding                     65


Average Investment                                     143,291.14
Average Investment as a % of Net Assets                     1.36%
Average Investment as a % of Net Assets                     1.38%
Largest Investment Outstanding                       1,376,117.03
Largest Investment as a % of Net Assets                    13.08%
Largest Investment as a % of Net Assets                    13.24%


Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                          52.92%
Second Trust Deeds                                         40.04%
Third Trust Deeds                                           4.36%
Fourth Trust Deeds                                          2.68%
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

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VI began operations in October 1987. Its financial condition and results of operation for three years to December 31, 1996 were:

                                                            Balance Sheets
                                                                Assets

                                                                          December 31,
                                                      ------------------------------------------------------
                                                               1996                1995                1994
                                                      --------------      --------------      --------------
Cash                                                       $180,597            $283,976            $447,804
Accounts Receivable:
  Mortgage loans, secured by Deeds of Trust               9,313,924          10,402,491          10,993,996
  Accrued Interest & other fees                             405,783             445,816             322,173
  Advances on Real Estate Loans                             108,019             131,936              30,273
  Other                                                     251,531             322,913             297,426
                                                      --------------      --------------      --------------
                                                        $10,079,257         $11,303,156         $11,643,868

Less Allowance for doubtful accounts                        252,850             283,284             209,073
                                                      --------------      --------------      --------------
                                                         $9,826,407         $11,019,872         $11,434,795


Real Estate Owned acquired through foreclosure
  held for sale                                           1,441,007           1,501,712           2,231,592
Formation loan due from Redwood Mortgage.                   121,849             184,177             246,505
Partnership Interest                                        496,040             456,821                   0
Due from Related Companies                                        0                 935                   0
                                                      --------------      --------------      --------------
                                                        $12,065,900         $13,447,493         $14,360,696
                                                      ==============      ==============      ==============
                                                        $11,944,051         $13,263,316         $14,118,191
                                                      ==============      ==============      ==============


                                                   Liabilities and Partners Capital

Liabilities:
  Notes Payable - Bank Line of Credit                    $1,530,511          $2,041,011          $2,376,511
  Accounts payable & accrued expenses                             0                   0                   0
  Deferred interest on Mortgage Investments                  18,522                   0                   0
                                                      --------------      --------------      --------------
          Total Liabilities                               1,549,033           2,041,011           2,376,511
                                                      --------------      --------------      --------------


Partners Capital:
     Limited Partners  capital, subject to               10,385,252          11,212,539          11,727,914
redemption
     General Partners  capital                                9,766               9,766               9,766
                                                      --------------      --------------      --------------


          Total Partners  Capital                        10,395,018          11,222,305          11,737,680

                                                        $12,065,900         $13,447,493         $14,360,696
                                                      ==============      ==============      ==============
          Total Liabilities and Partners  Capital       $11,944,051         $13,263,316         $14,114,191
                                                     ==============      ==============      ==============




                                                         Statements of Income

                                                               1996                1995                1994
                                                      --------------      --------------      --------------

Gross Revenue                                            $1,167,859          $1,277,782          $1,391,088
Expenses                                                    579,697             659,434             726,386
                                                      ==============      ==============      ==============
Net Income                                                  588,162             618,348             664,702
                                                      ==============      ==============      ==============


Net Income: to General Partners (1%)                         $5,882              $6,183              $6,647
                     to Limited Partners (99%)              582,280             612,165             658,055
                                                      --------------      --------------      --------------

                                                           $588,162            $618,348            $664,702
                                                      ==============      ==============      ==============


Net Income per $1,000 invested by Limited
 Partners for entire period:
  - where income is reinvested and compounded                    54                  53                  55
                                                      ==============      ==============      ==============

  -where partner receives income in monthly
     distributions                                               52                  52                  54
                                                      ==============      ==============      ==============

     Item 7 - Managements Discussion and Analysis of Financial Condition and Results of Operations


     On December 31, 1996, the Partnerships net capital totalled $10,516,867 $10,395,018.

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

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. Currently, it has the capacity to borrow up to $2,500,000 at Prime plus 1%, (9.25%). Current borrowings of $1,530,511 have the effect of leveraging the portfolio about 15%. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available because the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. Interest and line of credit costs for the years ended 1994, 1995 and 1996 was $185,131, $212,915 and $158,175 respectively. The interest rate on the line of credit remained at prime plus one percent. An increase in the average overall usage of the credit line of approximately $310,000 for the years ended 1994 and 1995 resulted in the higher interest and line of credit costs. A decrease in average overall usage of the credit line for 1996 and 1995 of approximately $625,000 resulted in the decreased interest and line of credit costs.

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

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrowers payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $472,967 and $344,807 as provision for doubtful accounts for the years ended December 31, 1994 and December 31, 1995. The decrease in the provision reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. Additionally, the General Partners felt that the bottom of the real estate cycle had been reached, reflecting a decreasing need to set aside reserves for the continuously declining real estate values as had been the case in the early 1990s in the California real estate market.

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

     At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995 and December 31, 1996 the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $296,915 and $288,796 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995 and December 31, 1996 to Limited Partners capital accounts and not withdrawn was $315,250 and $293,484 respectively. As of December 31, 1995 and December 31, 1996 Limited Partners electing to withdraw earnings represented 50 % and 49 % of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995 and December 31, 1996, $43,364 and $96,362 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend we are experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995 and December 31, 1996 respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1995 and December 31,1996 $ 849,599 and $1,086,737 were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, the gross figures generally should subside and the Partnership capital again tends to increase.

              Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VI, a California Limited Partnerships list of Financial Statements and Financial Statement schedules:

A- Financial Statements

   Independent Auditors Report,
   Balance Sheets - December 31, 1996, and December 31, 1995,
   Statements of Income for the three years ended December 31, 1996, Statements of Changes in Partners Capital for the three years ended
      December 31, 1996
   Statements of Cash Flows for the three years ended December 31, 1996, Notes to Financial Statements - December 31, 1996.

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


     As explained in note 2(k) and 11 to the financial statements, the formation loan receivable from Redwood Mortgage has been reclassified as a reduction in Partners Capital until collections are received. There was no effect on net income.



                              /S/ A. Bruce Cropper
                                PARODI & CROPPER






Lafayette, California
February 28, 1997

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                          1996                 1995
                                                                     ---------------      ---------------

Cash                                                                       $180,597             $283,976
                                                                     ---------------      ---------------


Accounts receivable:
  Mortgage Investments, secured by deeds of trust                         9,313,924           10,402,491
  Accrued Interest on Mortgage Investments                                  405,783              445,816
  Advances on Mortgage Investments                                          108,019              131,936
  Accounts receivables, unsecured                                           251,531              322,913
                                                                     ---------------      ---------------
                                                                         10,079,257           11,303,156
  Less allowance for doubtful accounts                                      252,850              283,284
                                                                     ---------------      ---------------
                                                                          9,826,407           11,019,872
                                                                     ---------------      ---------------


Real estate owned, held for sale, acquired through foreclosure            1,441,007            1,501,712
Investment in Partnership                                                   496,040              456,821
Formation loan due from Redwood Mortgage.                                   121,849              184,177
Prepaid expenses and other assets                                                 0                  935
                                                                     ---------------      ---------------

                                                                        $12,065,900          $13,447,493
                                                                     ===============      ===============
          Total Assets                                                  $11,944,051          $13,263,316
                                                                     ===============      ===============


                                                   LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Deferred Interest                                                         $18,522                   $0
  Note payable - bank line of credit                                      1,530,511            2,041,011
                                                                     ---------------      ---------------
  Total Liabilities                                                       1,549,033            2,041,011

Partners  Capital                                                        10,516,867           11,406,482
                                                                     ---------------      ---------------

                                                                        $12,065,900          $13,447,493
                                                                     ===============      ===============

Partners Capital:
  Limited Partners capital, subject to redemption, (note 4D):
      net of formation loan receivable of $121,847 and $184,177,
          for 1996 and 1995 respectively                                 10,385,252           11,212,539

General Partners  Capital:                                                    9,766                9,766
                                                                     ---------------      ---------------
    Total Partners  capital                                              10,395,018           11,222,305
    Total Liabilities and Partners  capital                             $11,944,051          $13,263,316
                                                                     ===============      ===============

See accompanying notes to financial statements.


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                          YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                 1996               1995               1994
                                                             -------------      --------------     -------------
Revenues:

  Interest on Mortgage Investments                             $1,135,218          $1,256,499        $1,363,898
  Interest on bank deposits                                         4,750               5,206            10,798
  Late charges, prepayment penalties, and fees                     27,891              16,077            16,392
                                                             -------------      --------------     -------------
                                                                1,167,859           1,277,782         1,391,088
                                                             -------------      --------------     -------------


Expenses:
  Mortgage servicing fees                                          44,565              42,056                 0
  General partners  asset management fees                               0                   0             8,942
  Clerical costs through Redwood Mortgage                          31,838              23,341                 0
  Interest and line of credit costs                               158,175             212,915           185,131
  Provision for doubtful accounts and losses
      on real estate acquired through foreclosure                 312,684             344,807           472,967
  Professional services                                            17,825              19,452            45,256
  Other                                                            14,610              16,863            14,090
                                                             -------------      --------------     -------------
                                                                  535,132             617,378           726,386
                                                                  579,697             659,434           726,386
                                                             -------------      --------------     -------------

Net Income                                                       $588,162            $618,348          $664,702
                                                             =============      ==============     =============

Net income:  To General Partners(1%)                               $5,882              $6,183            $6,647
                      To Limited Partners (99%)                  $582,280            $612,165          $658,055
                                                             =============      ==============     =============
                                                                 $588,162            $618,348          $664,702
                                                             =============      ==============     =============

Net income per $1,000 invested by Limited
 Partners for entire period:
  -where income is reinvested and compounded                          $54                 $53               $55
                                                             =============      ==============     =============

  -where partner receives income in monthly distributions             $52                 $52               $54
                                                             =============      ==============     =============

See accompanying notes to financial statements.



                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                              PARTNERS CAPITAL


                                         GENERAL             LIMITED
                                        PARTNERS             PARTNERS              TOTAL
                                      -------------- ---- --------------- ---- ---------------


Balances at December 31, 1993                 9,773           12,342,173           12,351,946

  Net income                                  6,647              658,055              664,702
  Early withdrawal penalties                      0             (12,790)             (12,790)
  Partners  withdrawals                     (6,654)          (1,013,019)          (1,019,673)
                                      --------------      ---------------      ---------------

Balances at December 31, 1994                $9,766           11,974,419           11,984,185

  Net income                                  6,183              612,165              618,348
  Early withdrawal penalties                      0              (4,336)              (4,336)
  Partners  withdrawals                     (6,183)          (1,185,532)          (1,191,715)
                                      --------------      ---------------      ---------------

Balances at December, 1995                   $9,766           11,396,716           11,406,482

  Net income                                  5,882              582,280              588,162
  Early withdrawal penalties                      0              (8,721)              (8,721)
  Partner s withdrawals                     (5,882)          (1,463,174)          (1,469,056)
                                      --------------      ---------------      ---------------

Balances at December 31, 1996                $9,766           10,507,101           10,516,867
                                      ==============      ===============      ===============




See accompanying notes to financial statements



                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                    PARTNERS CAPITAL
                                   -------------------------------------------------------------------------------------
                                              LIMITED PARTNERS CAPITAL                  GENERAL PARTNERS CAPIAL
                                   ------------------------------------------------ ------------------------------------

                                     Capital
                                     Account          Formation
                                     Limited            Loan                               General
                                     Partners         Receivable          Total           Partners            Total
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1993        $12,342,173       $(285,771)        $12,056,402          $9,773        $12,066,175

Formation loan collections                     0           31,164             31,164               0             31,164
Net income                               658,055                0            658,055           6,647            664,702
Early withdrawal penalties              (12,790)            8,102            (4,688)               0            (4,688)
Partners  withdrawals                (1,013,019)                0        (1,013,019)         (6,654)        (1,019,673)
                                   --------------    -------------                       ------------     --------------


Balances at December 31, 1994         11,974,419        (246,505)         11,727,914          $9,766         11,737,680

Formation loan collections                     0           59,581             59,581               0             59,581
Net income                               612,165                0            612,165           6,183            618,348
Early withdrawal penalties               (4,336)            2,747            (1,589)               0            (1,589)
Partners  withdrawals                (1,185,532)                0        (1,185,532)         (6,183)        (1,191,715)
                                   --------------    -------------                       ------------     --------------

Balances at December 31, 1995         11,396,716        (184,177)         11,212,539          $9,766         11,222,305

Formation loan collections                     0           56,803             56,803               0             56,803
Net income                               582,280                0            582,280           5,882            588,162
Early withdrawal penalties               (8,721)            5,525            (3,196)               0            (3,196)
Partners  withdrawals                (1,463,174)                0        (1,463,174)         (5,882)        (1,469,056)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1996        $10,507,101       $(121,849)        $10,385,252          $9,766        $10,395,018
                                   ==============    =============    ===============    ============     ==============

See accompanying notes to financial statements



                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                      YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                             1996                1995               1994
                                                        ---------------      -------------      -------------
Cash flows from operating activities:
  Net income                                                  $588,162           $618,348           $664,702
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                             65,804             74,718            277,594
    Early withdrawal penalty credited to income                (3,196)            (1,589)            (4,688)
    Provision for Losses on real estate held for sale          246,880            270,089            195,373
    (Increase) decrease in assets:
       Accrued interest & advances                              63,950          (225,306)            157,963
       Prepaid expenses and other assets                           935              (935)              1,524
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                         0                  0           (29,328)
       Deferred Interest on Mortgage Investments                18,522                  0            (8,456)
                                                         --------------      -------------      -------------

      Net cash provided by operating activities                984,253            736,914          1,259,372
                                                         --------------      -------------      -------------
      Net cash provided by operating activities                981,057            735,325          1,254,684
                                                         --------------      -------------      -------------

Cash flows from investing activities:
  Principal collected on Mortgage Investments                3,295,834          2,273,233          2,769,970
  Mortgage Investments made                                (2,474,843)        (2,062,626)        (3,299,838)
  Formation loan collections                                    62,328             62,328             39,266
  Additions to real estate held for sale                     (242,869)          (169,015)          (390,566)
  Dispositions of real estate held for sale                    299,414            526,889            267,463
  Investment in Partnership                                   (39,219)                  0                  0
                                                         --------------      -------------      -------------

    Net cash provided by (used in) investing activities        900,645            630,809          (613,705)
                                                         --------------      -------------      -------------
    Net cash provided by (used in) investing activities        838,317            568,481          (652,971)
                                                         --------------      -------------      -------------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                (510,500)          (335,500)            412,295
 Partners withdrawals                                      (1,469,056)        (1,191,715)        (1,019,673)
 Early withdrawal penalties, net                               (8,721)            (4,336)           (12,790)
                                                         --------------      -------------      -------------
  Formation loan collections                                    56,803             59,581             31,164
                                                         --------------      -------------      -------------

    Net cash provided by (used in) financing activities    (1,988,277)        (1,531,551)          (620,168)
                                                         --------------      -------------      -------------
    Net cash provided by (used in) financing activities    (1,922,753)        (1,467,634)          (576,214)
                                                         --------------      -------------      -------------

Net increase (decrease) in cash                              (103,379)          (163,828)             25,499

Cash - beginning of period                                     283,976            447,804            422,305
                                                         --------------      -------------      -------------

Cash - end of period                                          $180,597           $283,976           $447,804
                                                         ==============      =============      =============

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

     The following reflects transactions in the Formation Loan account through December 31, 1996:

       Amount loaned during 1987,1988 and 1989                         $623,255
       Less:
         Cash repayments                             $459,462
         Allocation of early withdrawal penalties      41,944           501,406
                                                   ===========      -----------

       Balance December 31, 1996                                       $121,849
                                                                    ===========


     The formation loan, which is receivable from Redwood Mortage, an affiliate of the General Partners, has been deducted from Limited Partners capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced. (See Note 11)

     B. Other Organizational and Offering Expenses Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and accountant fees, and other costs), paid by the Partnership from the offering proceeds totaled $360,885 or 3.69% of the gross proceeds contributed by the Partners.

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

     At December 31, 1996, 1995 and 1994, reductions in the cost of loans categorized as impaired by the Partnership totalled $13,006, $45,933 and $45,000, respectively. The reduction in stated value was accomplished by increasing the allowances for doubtful accounts.

     As presented in Note 8 to the financial statements as of December 31, 1996, the average mortgage investment to appraised value of security at the time the loans were consummated was 65.91%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of December 31, 1996 and 1995:

                                                   December 31,
                               -----------------------------------------------
                                    1996                            1995
                             ---------------                 ---------------

Costs of properties             $1,743,382                      $1,588,879
Reduction in value                 302,375                          87,167
                             --------------                 ---------------

Fair value reflected in
 financial statements           $1,441,007                      $1,501,712
                            ===============                 ===============

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

F. Investment in Partnership (see note 5)

     The Partnership accounts for its investment in a partnership as an investment in real estate, which is at the lower of costs or fair value, less estimated costs to sell. At December 31, 1996, cost is considered less than fair value and the investment is stated at cost in the financial statements.

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 1996 and 1995 was a follows:

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


                                                  December 31,
                                   ------------------------------------------
                                      1996                            1995
                                   ------------                 ---------------

Impaired mortgage investments        $13,006                         $45,933
Unspecified mortgage investments      59,844                          37,351
Accounts receivable, unsecured       180,000                         200,000
                                   ------------                 ---------------
                                    $252,850                        $283,284
                                   ===========                 ===============

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

K. Reclassifications and Changes in Presentation

     Certain reclassifications not affecting net income have been made to prior year amounts to conform to the current year presentation. In addition, the formation loan receivable, previously categorized as an asset, has been deducted from Limited Partners capital until collected from Redwood Mortgage, and affiliate of the General Partners (see Note 11).


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

     B. Mortgage Servicing Fees Monthly mortgage servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. (currently at 1/12 of 1% or 1% annual). The amount remitted to the partnership and recorded as interest on Mortgage Investments is net of such fees. In 1994 $123,758 of the total loan service fees of $123,758, in 1995 $50,741 of the total loan service fees of $92,797 and in 1996, $41,779 of the total loan service fees of $86,344 were waived by the Redwood Mortgage. Mortgage servicing fees of $44,565, $42,056 and $0 were incurred for years 1996, 1995 and 1994, respectively.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

     C. Asset Management Fee Pursuant to the partnership agreement, The General Partners receive a monthly fees for managing the Partnerships Mortgage Investment portfolio and operations equal of up to 1/32 of 1% (3/8 of 1% annual). of the net asset value. Such fees were reduced from $45,974 to $8,942 in 1994, $44,336 to $0.00 in 1995, and $41,802 to $0.00 in 1996, with the difference being waived by the General Partners. Management fees of $0, $0 and $8,942 were incurred for years 1996, 1995 and 1994, respectively.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
NOTE 8 - INCOME TAXES



 The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                        December 31,
                             --------------------------------------
                                         1996                           1995
                                 ----------------               ---------------

Net assets - Partners Capital
per financial statements            $10,395,018                   $11,222,305
                                        121,849                       184,177
Allowance for doubtful accounts         252,850                       283,284
                                  ----------------               ---------------
Net assets tax basis                 $10,769,717                   $11,689,766
                                  ================               ===============

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

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair vale. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $9,313,924. The December 31, 1996 fair value of these investments of $9,221,000 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

NOTE 8 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1996, there were 65 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                          65
Total Mortgage Investments outstanding                      $9,313,924

Average Mortgage Investment outstanding                       $143,291
Average Mortgage Investment as percent of total                   1.54%
Average Mortgage Investment as percent of Partners  Capital       1.36%
Average Mortgage Investment as percent of Partners  Capital       1.38%

Largest Mortgage Investment outstanding                      $1,376,117
Largest Mortgage Investment as percent of total                   14.77%
Largest Mortgage Investment as percent of Partners  Capital       13.08%
Largest Mortgage Investment as percent of Partners  Capital       13.24%

Number of counties where security is located (all California)         14
Largest percentage of Mortgage Investments in one county           30.22%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                            65.91%
Number of Mortgage Investments in foreclosure                           2


     The cash balance at December 31, 1996 of $180,597 was in two banks with interest bearing balances totalling $149,247. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $49,247.

     The following categories of mortgage investments are pertinent at December 31, 1996 and 1995:


                                                December 31,
                                    ------------------------------------------
                                     1996                      1995
                              -----------------          ---------------
First Trust Deeds                 $4,928,794               $4,449,229
Second Trust Deeds                 3,729,581                5,187,807
Third Trust Deeds                    405,567                  531,527
Fourth Trust Deeds                   249,982                  233,928
                               -----------------          ---------------
  Total mortgage investments       9,313,924               10,402,491
Prior liens due other lenders     17,200,385               21,437,338
                               -----------------          ---------------
  Total debt                      $26,514,309              $31,839,829
                               =================          ===============

Appraised property value at
 time of loan                     $40,225,303              $49,439,750
                             =================          ===============

Total investments as a percent
of appraisals                          65.91%                   64.40%
                             =================          ===============

Investments by Type of Property

Owner occupied homes               $1,443,835               $2,323,009
Non-Owner occupied homes              973,498                  612,008
Apartments                            786,362                1,129,878
Commercial                          6,110,229                6,337,596
                              =================          ===============
                                   $9,313,924              $10,402,491
                              =================          ===============

     Scheduled maturity dates of mortgage investments as of December 31, 1996 are as follows:


                        Year Ending
                        December 31,
                     -------------------

                            1997                           $2,516,933
                            1998                            2,264,238
                            1999                            1,999,100
                            2000                              415,140
                            2001                              555,380
                         Thereafter                         1,563,133
                                                        ===============
                                                           $9,313,924
                                                        ===============

     The scheduled maturities for 1997 include approximately $1,631,054 in loans which are past maturity at December 31, 1996. $334,583 of those loans were categorized as delinquent over 90 days.

     Five loans with principal outstanding of $549,356 had interest payments overdue in excess of 90 days. Two loans had impaired provisions totalling $13,006 at December 31, 1996.

     The cash balance at December 31, 1996 of $180,597 was in two banks with interest bearing balances totalling $149,247. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $49,247.


NOTE 11 - CHANGE IN PRESENTATION

     The formation loan receivable from Redwood Mortgage, an affiliate of the General Partners, has been categorized as a reduction in Limited Partners Capital, the source of the funds. It was previously reflected as an asset. As payments are received, or early withdrawal penalties realized, the formation loan balance will be reduced and restored to Limited Partners Capital. The total of the formation loan outstanding was $121,849 and $184,177 at December 31, 1996 and 1995, respectively.

     In addition, Limited Partners Capital and General Partners Capital are reflected separately in the Balance Sheet, whereas they were previously reflected separately in the Statement of Changes in Partners Capital.


SCHEDULE II

            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
         PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES. RULE 12-03

        Column A          Column B       Column C       Column D             Column E
     Name of Debtor       Balance Beg.   Additions           Deductions        Balance at end of period
                          of period
                          12/31/95
                                                         (1)        (2)        (1)              (2)
                                                      Amounts     Amounts   Current         Not Current
                                                      collected   written   12/31/96
                                                                  off *

Redwood Mortgage.           $184,177        $0.00      $56,803     $5,525     $0.00           $121,849

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



SCHEDULE VIII


                                                   VALUATION AND QUALIFYING ACCOUNTS
                                                     REDWOOD MORTGAGE INVESTORS VI

Col. A             Col. B                    Col. C               Col. D                Col. E
Description        Balance                  Additions             Deductions            Balance at
                                 --------------------------------
                   Beginning           (1)             (2)        Describe             End of Period
                   of Period     Charged to       Charged     to
                                 Costs            Other
                                 & Expenses       Accounts -
                                                  Describe

Year Ended
12/31/96

Deducted from
Asset Accounts:

Allowance for
Doubtful Accounts    $283,284       $312,684          $0.00       $343,118                   $252,850

Cumulative
write-down of
Real Estate held
for sale (REO)       $87,167         246,880          31,672               0                 302,375

Total                $370,450        312,684         127,910               0                 555,225
                   ============= ================ =============== ==================== =====================


SCHEDULE IX

                                                         SHORT-TERM BORROWINGS
                                              REDWOOD MORTGAGE INVESTORS VI - RULE 12-10

Col. A             Col. B            Col. C            Col. D            Col. E            Col. F
Category of        Balance at end    Weighted          Maximum Amount    Average Amount    Weighted
Aggregate          of Period         Average           Outstanding       Outstanding       Average
Short-Term                           Interest Rate     During the        During the        Interest Rate
Borrowings                                             Period            Period            During the
                                                                                           Period
================== ================= ================= ================= ================= =================

Year-Ended

12/31/96           $1,530,511        9.30%             $2,041,011        $1,697,816        9.30%



SCHEDULE XII

                                                    MORTGAGE LOANS ON REAL ESTATE.
                                            RULE 12-29 MORTGAGE INVESTMENTS ON REAL ESTATE

Col. A    Col. B    Col. C    Col. D     Col. E     Col. F       Col. G         Col. H     Col. I    Col. J
Descp.    Interest  Final     Periodic   Prior      Face Amt.    Carrying     Principal    Type of   Geographic
          Rate      Maturity  Payment    Liens      of           amount of    amount of    Lien      County
                    Date      Terms                 Mortgage     Mortgage     Mortgage               Location
                                                    Investment   Investment   Investments
                                                    (original                 subject to
                                                    amount)                   Delinq.
                                                                              Principal
                                                                              or Interest
--------- --------- --------- ---------- ---------- ------------ ------------ ------------ --------- --------------


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
                                                                              Principal
                                                                              or Interest
--------- --------- --------- ---------- ----------- ------------ ----------- ------------ --------- --------------
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


     Notes:
--------------------------------------------------------------------------------
Two loans had impaired provisions totalling $13,006 included in the allowance for doubtful accounts of $72,850 relating to mortgage investments at December 31, 1996. Impaired loans are defined as loans where the costs of related balances exceeds the anticipated fair value less costs to collect.
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Amounts  reflected  in  column  G  (carrying  amount  of  mortgage  investments)
represents    both    costs    and    the    tax    basis    of    the    loans.
------------------------------------------------------------------------------

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
                                                             ----------------

Schedule XII

     Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                                             Year ended December 31,
                                            ----------------------------------------------------------

                                                 1996                  1995                 1994
                                            ---------------       ---------------      ---------------

Balance at beginning of year                   $10,402,491           $10,993,896          $12,294,197
                                            ---------------       ---------------      ---------------
Additions during period:
  New Mortgage Investments                       2,474,843             2,062,626            3,299,838
  Other                                                  0                     0                    0
                                            ---------------       ---------------      ---------------
                  Total Additions               $2,474,843            $2,062,626           $3,299,838
                                            ---------------       ---------------      ---------------


Deductions during period:
  Collections of principal                       3,295,834             2,273,233            2,769,970
  Foreclosures                                     267,576               357,461            1,525,819
  Cost of Mortgage Investments sold                      0                     0                    0
  Amortization of Premium                                0                     0                    0
  Other                                                  0                23,437              304,250
                                            ---------------       ---------------      ---------------
                  Total Deductions               3,563,410             2,654,131            4,600,039
                                            ---------------       ---------------      ---------------

Balance at close of year                        $9,313,924           $10,402,491          $10,993,996
                                            ===============       ===============      ===============

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

Entity Receiving        Description of Compensation and              Amount
Compensation                Services Rendered
---------------------- ---------------------------------------------- ----------
I.
Redwood Mortgage       Mortgage Servicing Fee for servicing Mortgage
                       Investments                                   $44,565

General Partners
&/or Affiliates        Asset Management Fee for managing assets           $0

General Partners       1% interest in profits                         $5,882


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


     III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME....................................................$31,838

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

(B)      Reports on form 8-K

         No reports on Form 8-K have been filed during the last quarter of th period covered by this report.

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


Signature                     Title                                Date


/S/ D. Russell Burwell
----------------------
D. Russell Burwell         General Partner                       March 20, 1997


/S/ Michael R. Burwell
----------------------
Michael R. Burwell         General Partner                       March 20, 1997



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