Form 10-K/A
period 1996-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 1997-10-16
CIK 811592

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

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VI began operations in October 1987. Its financial condition and results of operation for three years to December 31, 1996 were:

                                                            Balance Sheets
                                                                Assets

                                                                          December 31,
                                                      ------------------------------------------------------
                                                               1996                1995                1994
                                                      --------------      --------------      --------------
Cash                                                       $180,597            $283,976            $447,804
Accounts Receivable:
  Mortgage loans, secured by Deeds of Trust               9,313,924          10,402,491          10,993,996
  Accrued Interest & other fees                             405,783             445,816             322,173
  Advances on Real Estate Loans                             108,019             131,936              30,273
  Other                                                     251,531             322,913             297,426
                                                      --------------      --------------      --------------
                                                        $10,079,257         $11,303,156         $11,643,868

Less Allowance for doubtful accounts                        252,850             283,284             209,073
                                                      --------------      --------------      --------------
                                                         $9,826,407         $11,019,872         $11,434,795


Real Estate Owned acquired through foreclosure
  held for sale                                           1,441,007           1,501,712           2,231,592
Formation loan due from Redwood Mortgage.                   121,849             184,177             246,505
Partnership Interest                                        496,040             456,821                   0
Due from Related Companies                                        0                 935                   0
                                                      --------------      --------------      --------------
                                                        $12,065,900         $13,447,493         $14,360,696
                                                      ==============      ==============      ==============
                                                        $11,944,051         $13,263,316         $14,114,191
                                                      ==============      ==============      ==============


                                                   Liabilities and Partners Capital

Liabilities:
  Notes Payable - Bank Line of Credit                    $1,530,511          $2,041,011          $2,376,511
  Accounts payable & accrued expenses                             0                   0                   0
  Deferred interest on Mortgage Investments                  18,522                   0                   0
                                                      --------------      --------------      --------------
          Total Liabilities                               1,549,033           2,041,011           2,376,511
                                                      --------------      --------------      --------------


Partners Capital:
     Limited Partners  capital, subject to               10,385,252          11,212,539          11,727,914
redemption,
     General Partners  capital                                9,766               9,766               9,766
                                                      --------------      --------------      --------------


          Total Partners  Capital                        10,395,018          11,222,305          11,737,680

                                                        $12,065,900         $13,447,493         $14,360,696
                                                      ==============      ==============      ==============
          Total Liabilities and Partners  Capital       $11,944,051         $13,263,316         $14,114,191
                                                     ==============      ==============      ==============




                                                         Statements of Income

                                                               1996                1995                1994
                                                      --------------      --------------      --------------

Gross Revenue                                            $1,167,859          $1,277,782          $1,391,088
Expenses                                                    579,697             659,434             726,386
                                                      ==============      ==============      ==============
Net Income                                                  588,162             618,348             664,702
                                                      ==============      ==============      ==============


Net Income: to General Partners (1%)                         $5,882              $6,183              $6,647
                     to Limited Partners (99%)              582,280             612,165             658,055
                                                      --------------      --------------      --------------

                                                           $588,162            $618,348            $664,702
                                                      ==============      ==============      ==============


Net Income per $1,000 invested by Limited
 Partners for entire period:
  - where income is reinvested and compounded                    54                  53                  55
                                                      ==============      ==============      ==============

  -where partner receives income in monthly
     distributions                                               52                  52                  54
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
                                                                     ===============      ===============

Partners Capital:
  Limited Partners capital, subject to redemption, (note 4D):
      net of formation loan receivable of $121,849 and $184,177,
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

K. Reclassifications and Changes in Presentation

     Certain reclassifications not affecting net income have been made to prior year amounts to conform to the current year presentation. In addition, the formation loan receivable, previously categorized as an asset, has been deducted from Limited Partners capital until collected from Redwood Mortgage, an affiliate of the General Partners (see Note 11).


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

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $9,313,924. The December 31, 1996 fair value of these investments of $9,811,158 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

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

Year Ended
12/31/96

Deducted from
Asset Accounts:

Allowance for
Doubtful Accounts    $283,284       $65,804           $0.00       $96,238                   $252,850

Cumulative
write-down of
Real Estate held
for sale (REO)       $87,167         246,880          $0.00        31,672                    302,375

Total                $370,451        312,684           0.00        127,910                   555,225
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
                                                             ----------------

Schedule XII

     Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                                             Year ended December 31,
                                            ----------------------------------------------------------

                                                 1996                  1995                 1994
                                            ---------------       ---------------      ---------------

Balance at beginning of year                   $10,402,491           $10,993,996          $12,294,197
                                            ---------------       ---------------      ---------------
Additions during period:
  New Mortgage Investments                       2,474,843             2,062,626            3,299,838
  Other                                                  0                     0                    0
                                            ---------------       ---------------      ---------------
                  Total Additions               $2,474,843            $2,062,626           $3,299,838
                                            ---------------       ---------------      ---------------


Deductions during period:
  Collections of principal                       3,295,834             2,273,233            2,769,970
  Foreclosures                                     267,576               357,461            1,525,819
  Cost of Mortgage Investments sold                      0                     0                    0
  Amortization of Premium                                0                     0                    0
  Other                                                  0                23,437              304,250
                                            ---------------       ---------------      ---------------
                  Total Deductions               3,563,410             2,654,131            4,600,039
                                            ---------------       ---------------      ---------------

Balance at close of year                        $9,313,924           $10,402,491          $10,993,996
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