Form 10-K/A
period 1996-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 1997-10-21
CIK 811592

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

Item 2 - Properties

     As of December 31, 1996, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments



First Trust Deeds                                   $4,928,793.88
Appraised Value of Properties                        7,572,407.00
   Total Investment as a % of Appraisal                    65.09%
Second Trust Deed Mortgage Investments               3,729,581.41
Third Trust Deed Mortgage Investments                  405,566.64
Fourth Trust Deed Mortgage Investments*                249,982.09
First Trust Deeds due other Lenders                 15,847,471.00
Second Trust Deeds due other Lenders                 1,174,343.00
Third Trust Deeds due other Lenders                    178,571.00


Total Debt                                         $26,514,309.02

   Appraised Property Value                        $40,225,303.00
   Total Investments as a % of Appraisal                   65.91%


Number of Mortgage Investments Outstanding                     65


Average Investment                                     143,291.14
Average Investment as a % of Net Assets                     1.38%
Largest Investment Outstanding                       1,376,117.03
Largest Investment as a % of Net Assets                    13.24%


Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                          52.92%
Second Trust Deeds                                         40.04%
Third Trust Deeds                                           4.36%
Fourth Trust Deeds                                          2.68%
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

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VI began operations in October 1987. Its financial condition and results of operation for three years to December 31, 1996 were:

                                                            Balance Sheets
                                                                Assets

                                                                          December 31,
                                                      ------------------------------------------------------
                                                               1996                1995                1994
                                                      --------------      --------------      --------------
Cash                                                       $180,597            $283,976            $447,804
Accounts Receivable:
  Mortgage loans, secured by Deeds of Trust               9,313,924          10,402,491          10,993,996
  Accrued Interest & other fees                             405,783             445,816             322,173
  Advances on Real Estate Loans                             108,019             131,936              30,273
  Other                                                     251,531             322,913             297,426
                                                      --------------      --------------      --------------
                                                        $10,079,257         $11,303,156         $11,643,868

Less Allowance for doubtful accounts                        252,850             283,284             209,073
                                                      --------------      --------------      --------------
                                                         $9,826,407         $11,019,872         $11,434,795


Real Estate Owned acquired through foreclosure
  held for sale                                           1,441,007           1,501,712           2,231,592
Partnership Interest                                        496,040             456,821                   0
Due from Related Companies                                        0                 935                   0
                                                      --------------      --------------      --------------
                                                        $11,944,051         $13,263,316         $14,114,191
                                                      ==============      ==============      ==============


                                                   Liabilities and Partners Capital

Liabilities:
  Notes Payable - Bank Line of Credit                    $1,530,511          $2,041,011          $2,376,511
  Accounts payable & accrued expenses                             0                   0                   0
  Deferred interest on Mortgage Investments                  18,522                   0                   0
                                                      --------------      --------------      --------------
          Total Liabilities                               1,549,033           2,041,011           2,376,511
                                                      --------------      --------------      --------------


Partners Capital:
     Limited Partners  capital, subject to               10,385,252          11,212,539          11,727,914
redemption,
     General Partners  capital                                9,766               9,766               9,766
                                                      --------------      --------------      --------------


          Total Partners  Capital                        10,395,018          11,222,305          11,737,680


          Total Liabilities and Partners  Capital       $11,944,051         $13,263,316         $14,114,191
                                                     ==============      ==============      ==============




                                                         Statements of Income

                                                               1996                1995                1994
                                                      --------------      --------------      --------------

Gross Revenue                                            $1,167,859          $1,277,782          $1,391,088
Expenses                                                    579,697             659,434             726,386
                                                      ==============      ==============      ==============
Net Income                                                  588,162             618,348             664,702
                                                      ==============      ==============      ==============


Net Income: to General Partners (1%)                         $5,882              $6,183              $6,647
                     to Limited Partners (99%)              582,280             612,165             658,055
                                                      --------------      --------------      --------------

                                                           $588,162            $618,348            $664,702
                                                      ==============      ==============      ==============


Net Income per $1,000 invested by Limited
 Partners for entire period:
  - where income is reinvested and compounded                    54                  53                  55
                                                      ==============      ==============      ==============

  -where partner receives income in monthly
     distributions                                               52                  52                  54
                                                      ==============      ==============      ==============

     Item 7 - Managements Discussion and Analysis of Financial Condition and Results of Operations



     On December 31, 1996, the Partnerships net capital totalled $10,395,018.


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



                              /S/ A. Bruce Cropper
                                PARODI & CROPPER






Lafayette, California
February 28, 1997

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                          1996                 1995
                                                                     ---------------      ---------------

Cash                                                                       $180,597             $283,976
                                                                     ---------------      ---------------


Accounts receivable:
  Mortgage Investments, secured by deeds of trust                         9,313,924           10,402,491
  Accrued Interest on Mortgage Investments                                  405,783              445,816
  Advances on Mortgage Investments                                          108,019              131,936
  Accounts receivables, unsecured                                           251,531              322,913
                                                                     ---------------      ---------------
                                                                         10,079,257           11,303,156
  Less allowance for doubtful accounts                                      252,850              283,284
                                                                     ---------------      ---------------
                                                                          9,826,407           11,019,872
                                                                     ---------------      ---------------


Real estate owned, held for sale, acquired through foreclosure            1,441,007            1,501,712
Investment in Partnership                                                   496,040              456,821
Prepaid expenses and other assets                                                 0                  935
                                                                     ---------------      ---------------


          Total Assets                                                  $11,944,051          $13,263,316
                                                                     ===============      ===============


                                                   LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Deferred Interest                                                         $18,522                   $0
  Note payable - bank line of credit                                      1,530,511            2,041,011
                                                                     ---------------      ---------------
  Total Liabilities                                                       1,549,033            2,041,011


Partners Capital:
  Limited Partners capital, subject to redemption, (note 4D):
      net of formation loan receivable of $121,849 and $184,177,
          for 1996 and 1995 respectively                                 10,385,252           11,212,539

  General Partners  Capital:                                                  9,766                9,766
                                                                     ---------------      ---------------
    Total Partners  capital                                              10,395,018           11,222,305
    Total Liabilities and Partners  capital                             $11,944,051          $13,263,316
                                                                     ===============      ===============

See accompanying notes to financial statements.


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                          YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                 1996               1995               1994
                                                             -------------      --------------     -------------
Revenues:

  Interest on Mortgage Investments                             $1,135,218          $1,256,499        $1,363,898
  Interest on bank deposits                                         4,750               5,206            10,798
  Late charges, prepayment penalties, and fees                     27,891              16,077            16,392
                                                             -------------      --------------     -------------
                                                                1,167,859           1,277,782         1,391,088
                                                             -------------      --------------     -------------


Expenses:
  Mortgage servicing fees                                          44,565              42,056                 0
  General partners  asset management fees                               0                   0             8,942
  Clerical costs through Redwood Mortgage                          31,838              23,341                 0
  Interest and line of credit costs                               158,175             212,915           185,131
  Provision for doubtful accounts and losses
      on real estate acquired through foreclosure                 312,684             344,807           472,967
  Professional services                                            17,825              19,452            45,256
  Other                                                            14,610              16,863            14,090
                                                             -------------      --------------     -------------
                                                                  579,697             659,434           726,386
                                                             -------------      --------------     -------------

Net Income                                                       $588,162            $618,348          $664,702
                                                             =============      ==============     =============

Net income:  To General Partners(1%)                               $5,882              $6,183            $6,647
                      To Limited Partners (99%)                  $582,280            $612,165          $658,055
                                                             =============      ==============     =============
                                                                 $588,162            $618,348          $664,702
                                                             =============      ==============     =============

Net income per $1,000 invested by Limited
 Partners for entire period:
  -where income is reinvested and compounded                          $54                 $53               $55
                                                             =============      ==============     =============

  -where partner receives income in monthly distributions             $52                 $52               $54
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
                                   ==============    =============    ===============    ============     ==============

See accompanying notes to financial statements



                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                      YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                             1996                1995               1994
                                                        ---------------      -------------      -------------
Cash flows from operating activities:
  Net income                                                  $588,162           $618,348           $664,702
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                             65,804             74,718            277,594
    Early withdrawal penalty credited to income                (3,196)            (1,589)            (4,688)
    Provision for Losses on real estate held for sale          246,880            270,089            195,373
    (Increase) decrease in assets:
       Accrued interest & advances                              63,950          (225,306)            157,963
       Prepaid expenses and other assets                           935              (935)              1,524
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                         0                  0           (29,328)
       Deferred Interest on Mortgage Investments                18,522                  0            (8,456)
                                                         --------------      -------------      -------------

      Net cash provided by operating activities                981,057            735,325          1,254,684
                                                         --------------      -------------      -------------

Cash flows from investing activities:
  Principal collected on Mortgage Investments                3,295,834          2,273,233          2,769,970
  Mortgage Investments made                                (2,474,843)        (2,062,626)        (3,299,838)
  Additions to real estate held for sale                     (242,869)          (169,015)          (390,566)
  Dispositions of real estate held for sale                    299,414            526,889            267,463
  Investment in Partnership                                   (39,219)                  0                  0
                                                         --------------      -------------      -------------

   Net cash provided by (used in) investing activities        838,317            568,481          (652,971)
                                                         --------------      -------------      -------------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                (510,500)          (335,500)            412,295
 Partners withdrawals                                      (1,469,056)        (1,191,715)        (1,019,673)
 Formation loan collections                                    56,803             59,581             31,164
                                                         --------------      -------------      -------------

    Net cash provided by (used in) financing activities    (1,922,753)        (1,467,634)          (576,214)
                                                         --------------      -------------      -------------

Net increase (decrease) in cash                              (103,379)          (163,828)             25,499

Cash - beginning of period                                     283,976            447,804            422,305
                                                         --------------      -------------      -------------

Cash - end of period                                          $180,597           $283,976           $447,804
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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


     C. Asset  Management  Fee
     The General Partners receive a monthly fees for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annual). Management fees of $0, $0 and $8,942 were incurred for years 1996, 1995 and 1994, respectively.

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

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1996, there were 65 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                          65
Total Mortgage Investments outstanding                      $9,313,924

Average Mortgage Investment outstanding                       $143,291
Average Mortgage Investment as percent of total                   1.54%
Average Mortgage Investment as percent of Partners  Capital       1.38%

Largest Mortgage Investment outstanding                      $1,376,117
Largest Mortgage Investment as percent of total                   14.77%
Largest Mortgage Investment as percent of Partners  Capital       13.24%

Number of counties where security is located (all California)         14
Largest percentage of Mortgage Investments in one county           30.22%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                            65.91%
Number of Mortgage Investments in foreclosure                           2


     The following categories of mortgage investments are pertinent at December 31, 1996 and 1995:


                                                December 31,
                                    ------------------------------------------
                                     1996                      1995
                              -----------------          ---------------
First Trust Deeds                 $4,928,794               $4,449,229
Second Trust Deeds                 3,729,581                5,187,807
Third Trust Deeds                    405,567                  531,527
Fourth Trust Deeds                   249,982                  233,928
                               -----------------          ---------------
  Total mortgage investments       9,313,924               10,402,491
Prior liens due other lenders     17,200,385               21,437,338
                               -----------------          ---------------
  Total debt                      $26,514,309              $31,839,829
                               =================          ===============

Appraised property value at
 time of loan                     $40,225,303              $49,439,750
                             =================          ===============

Total investments as a percent
of appraisals                          65.91%                   64.40%
                             =================          ===============

Investments by Type of Property

Owner occupied homes               $1,443,835               $2,323,009
Non-Owner occupied homes              973,498                  612,008
Apartments                            786,362                1,129,878
Commercial                          6,110,229                6,337,596
                              =================          ===============
                                   $9,313,924              $10,402,491
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