Form 10-Q
period 1997-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 1997-11-12
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended               September 30, 1997
------------------------------ -------------------------------------------------
Commission file number         33-12519
------------------------------ -------------------------------------------------

                          REDWOOD MORTGAGE INVESTORS VI
             (Exact name of registrant as specified in its charter)

                     California                             94-3031211
------------------------------------------------------ -------------------------
           (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)                 Identification No.)

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

YES            XX                        NO
               -------                       ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES             NO                    NOT APPLICABLE          XX
    ------         ------                           ----------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

                                     ASSETS
                                                                      Sept 30, 1997        Dec 31, 1996
                                                                       (unaudited)           (audited)
                                                                     ----------------     ----------------
Cash                                                                     $   138,216          $   180,597
                                                                     ----------------     ----------------
Accounts receivable:
  Mortgage Investments, secured by deeds of trust                          9,078,600            9,313,924
  Accrued Interest on Mortgage Investments                                   650,644              405,783
  Advances on Mortgage Investments                                           123,080              108,019
  Accounts receivables, unsecured                                             25,294              251,531
                                                                     ----------------     ----------------
                                                                           9,877,618           10,079,257
  Less allowance for doubtful accounts                                         8,358              252,850
                                                                     ----------------     ----------------
                                                                           9,869,260            9,826,407
                                                                     ----------------     ----------------

Real estate owned, held for sale, acquired through foreclosure               469,191            1,441,007
Investment in Partnership                                                    610,345              496,040
                                                                     ----------------     ----------------
         Total Assets                                                    $11,087,012          $11,944,051
                                                                     ================     ================


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Deferred Interest                                                      $         0          $   18,522
  Note payable - bank line of credit                                       1,439,011           1,530,511
                                                                     ----------------     ---------------
  Total Liabilities                                                        1,439,011           1,549,033
                                                                     ----------------     ---------------

Partners' Capital:
  Limited Partners' capital, subject to redemption, (note 4D):
      net of formation loan receivable of $73,473 and $121,849,
         for September 30, 1997 and December 31, 1996 respectively         9,638,235          10,385,252

General Partners' Capital:                                                     9,766               9,766
                                                                     ----------------     ---------------
    Total Partners' capital                                                9,648,001          10,395,018
                                                                     ----------------     ---------------
    Total Liabilities and Partners' capital                              $11,087,012         $11,944,051
                                                                     ================     ===============

See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (unaudited)

                                        9 mos. ended      9 mos. ended      3 mos. ended      3 mos. ended
                                       Sept 30, 1997      Sept 30, 1996     Sept 30, 1997     Sept 30, 1996
                                        (unaudited)        (unaudited)       (unaudited)       (unaudited)
Revenues:
  Interest on Mortgage Loans                $750,968          $881,201         $246,547         $296,218
  Interest on Bank Deposits                    4,761             3,565            1,992            2,238
  Late Charges & Other                         3,120            13,471              361            4,176
  Miscellaneous                                7,963            10,461            1,118            9,001
                                           ----------       -----------      -----------      -----------
                                             766,812           908,698          250,018          311,633
                                           ----------       -----------      -----------      -----------

Expenses:
  Mortgage Servicing Fee                      23,200            44,348            6,680           15,425
  General Partners' asset  management fees         0                 0                0                0
  Clerical costs through Redwood Mortgage     21,191            24,156            6,780            8,055
  Interest and line of credit cost           106,441           130,233           35,694           40,027
  Provision for losses on real estate
   acquired through foreclosure and
   doubtful accounts                         182,745           234,909           65,464           99,321
  Professional Services                       21,591            16,800            2,861              521
  Other                                       10,962            11,999            2,463            2,162
                                           ----------       -----------      -----------      -----------
                                             366,130           462,445          119,942          165,511
                                           ----------       -----------      -----------      -----------

Net Income                                  $400,682          $446,253         $130,076         $146,122
                                           ==========       ===========      ===========      ===========

Net Income: to General Partners (1%)           4,007             4,463            1,301            1,462
            to Limited Partners (99%)        396,675           441,790          128,775          144,660
                                           ----------       -----------      -----------      -----------
                                            $400,682          $446,253         $130,076         $146,122
                                           ==========       ===========      ===========      ===========

Net income for $1,000 invested by
  Limited Partner for  entire period
  - where income is reinvested and
    compounded                                $39.26            $39.94           $12.93           $13.12
                                           ==========       ===========      ===========      ===========
  - where Partner received income in
    monthly distributions                     $38.59            $39.25           $12.87           $13.07
                                           ==========       ===========      ===========      ===========


See accompanying notes to Financial Statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                         SEPTEMBER 30, 1996 (unaudited)

                                                          Sept 30, 1997         Sept 30, 1996
                                                           (unaudited)           (unaudited)
                                                         ----------------      ----------------
Cash flows from operating activities:
Net income                                                      $400,682              $446,253
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                               32,745                20,042
    Early withdrawal penalty credited to income                  (3,866)               (2,044)
    Provision for Losses on real estate held for sale            150,000               214,867
    (Increase) decrease in assets:
       Accrued interest & advances                             (259,922)               132,820
       Prepaid expenses and other assets                              0                    935
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                          0                      0
       Deferred Interest on Mortgage Investments                (18,522)                     0
                                                         ----------------      ----------------

      Net cash provided by operating activities                  301,117               812,873
                                                         ----------------      ----------------

Cash flows from investing activities:
  Principal collected on Mortgage Investments                    793,120             3,286,920
  Mortgage Investments made                                    (557,796)           (2,204,242)
  Additions to real estate held for sale                        (20,314)             (253,771)
  Dispositions of real estate held for sale                      791,130               277,394
  Investment in Partnership                                    (114,305)               (1,385)
                                                         ----------------      ----------------

    Net cash provided by (used in) investing activities          891,835             1,104,916
                                                         ----------------      ----------------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                   (91,500)             (326,000)
 Partners withdrawals                                        (1,185,527)           (1,058,039)
  Formation loan collections                                      41,694                45,242
                                                         ----------------      ----------------

    Net cash provided by (used in) financing activities      (1,235,333)           (1,338,797)
                                                         ----------------      ----------------

Net increase (decrease) in cash                                 (42,381)               578,992

Cash - beginning of period                                       180,597               283,976
                                                         ----------------      ----------------

Cash - end of period                                            $138,216              $862,968
                                                         ================      ================

See accompanying notes to financial statements.


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited) and
                NINE MONTHS ENDED SEPTEMBER 30, 1997 (unaudited)

                                                                    PARTNERS' CAPITAL
                                   -------------------------------------------------------------------------------------
                                              LIMITED PARTNERS' CAPITAL
                                   --------------------------------------------------
                                      Capital
                                      Account         Formation           Total             Total             Total
                                      Limited            Loan            Limited           General          Partners
                                     Partners         Receivable         Partners         Partners           Capital
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1993        $12,342,173       $(285,771)        $12,056,402          $9,773        $12,066,175

Formation loan collections                     0           31,164             31,164               0             31,164
Net income                               658,055                0            658,055           6,647            664,702
Early withdrawal penalties              (12,790)            8,102            (4,688)               0            (4,688)
Partners' withdrawals                (1,013,019)                0        (1,013,019)         (6,654)        (1,019,673)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1994         11,974,419        (246,505)         11,727,914          $9,766         11,737,680

Formation loan collections                     0           59,581             59,581               0             59,581
Net income                               612,165                0            612,165           6,183            618,348
Early withdrawal penalties               (4,336)            2,747            (1,589)               0            (1,589)
Partners' withdrawals                (1,185,532)                0        (1,185,532)         (6,183)        (1,191,715)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1995         11,396,716        (184,177)         11,212,539          $9,766         11,222,305

Formation loan collections                     0           56,803             56,803               0             56,803
Net income                               582,280                0            582,280           5,882            588,162
Early withdrawal penalties               (8,721)            5,525            (3,196)               0            (3,196)
Partners' withdrawals                (1,463,174)                0        (1,463,174)         (5,882)        (1,469,056)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1996        $10,507,101       $(121,849)        $10,385,252          $9,766        $10,395,018

Formation loan collections                     0           41,694             41,694               0             41,694
Net income                               396,675                0            396,675           4,007            400,682
Early withdrawal penalties              (10,548)            6,682            (3,866)               0            (3,866)
Partners' withdrawals                (1,181,520)                0        (1,181,520)         (4,007)        (1,185,527)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at September 30, 1997        $9,711,708        $(73,473)         $9,638,235          $9,766         $9,648,001
                                   ==============    =============    ===============    ============     ==============

See accompanying notes to financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

NOTE 1 ORGANIZATION AND GENERAL

Redwood Mortgage Investors VI, (the "Partnership") is a California Limited partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage
Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co., dba Redwood Mortgage, (Redwood Mortgage) an affiliate of the General Partners. The offering was closed with contributed capital totaling $9,781,366.

Each month's income is distributed to partners based upon their proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan

Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership loaned to Redwood Mortgage $623,255 (the "Formation Loan") relating to contributed capital of $9,781,366. The Formation Loan is unsecured, and is being repaid, without interest, in ten annual installments of principal, commencing December 31, 1989.

The following reflects transactions in the Formation Loan account through September 30, 1997:

       Amount loaned during 1987,1988 and 1989                          $623,255
       Less:
         Cash repayments                                $501,156
         Allocation of early withdrawal penalties         48,626         549,782
                                                      ===========    -----------

       Balance September 30, 1997                                        $73,473
                                                                     ===========


The formation loan, which is receivable from Redwood Mortgage, an affiliate of the General Partners', has been deducted from Limited Partners' capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced. (See Note 11)

B. Other Organizational and Offering Expenses

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

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

At September 30, 1997, December 31, 1996, 1995 and 1994, reductions in the cost of loans categorized as impaired by the Partnership totalled $3,560, $13,006, $45,933 and $45,000, respectively. The reduction in stated value was accomplished by increasing the allowances for doubtful accounts.

As presented in Note 10 to the financial statements as of September 30, 1997, the average mortgage investment to appraised value of security at the time the loans were consummated was 68.29%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

D. Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

Real estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of September 30, 1997, December 31, 1996 and 1995:

                                                 Sept. 30,             Dec. 31,            Dec. 31,
                                                    1997                 1996                1995
                                               ---------------      ---------------      -------------

Costs of properties                                  $597,905           $1,743,382         $1,588,879
Reduction in value                                    128,714              302,375             87,167
                                               ---------------      ---------------      -------------

Fair value reflected in financial statements         $469,191           $1,441,007         $1,501,712
                                               ===============      ===============      =============

Effective January 1, 1996, the Partnership adopted the provisions of statement No 121 (SFAS 121) of the Financial Accounting Standards Board, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of". The adoption of SFAS 121 did not have a material impact on the Partnership's financial position because the methods indicated were essentially those previously used by the Partnership.

F. Investment in Partnership (see note 5)

The Partnership accounts for its investment in a partnership as an investment in real estate, which is at the lower of costs or fair value, less estimated costs to sell. At September 30, 1997, cost is considered less than fair value and the investment is stated at cost in the financial statements.

G. Income Taxes

No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

H. Organization and Syndication Costs

The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs of $14,750 were capitalized and were amortized over a five year period. Syndication costs of $346,135 were charged against partners' capital and were allocated to individual partners consistent with the Partnership Agreement.

I. Allowance for Doubtful Accounts

Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 1997, December 31, 1996 and 1995 were as follows:

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)
                                        Sept. 30,             Dec. 31,            Dec. 31,
                                           1997                 1996                1995
                                      ---------------      ---------------      -------------

Impaired mortgage investments                 $3,560              $13,006            $45,933
Unspecified mortgage investments                   0               59,844             37,351
Accounts receivable, unsecured                 4,798              180,000            200,000
                                      ---------------      ---------------      -------------
                                              $8,358             $252,850           $283,284
                                      ===============      ===============      =============


J. Net Income Per $1,000 Invested

Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who have their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the Limited partners' pro rata share of Partners' Capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options. However, the net income per $1,000 average invested has approximated those reflected for those whose investments and options have remained constant.

K. Reclassifications and Changes in Presentation

Certain reclassifications not affecting net income have been made to prior year amounts to conform to the current year presentation. In addition, the formation loan receivable, previously categorized as an asset, has been deducted from Limited Partners' capital until collected from Redwood Mortgage, an affiliate of the General Partners (see Note 11).


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

B. Mortgage Servicing Fees

Monthly mortgage servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $23,200, $44,565, $42,056 and $0 were incurred for the nine month period to September 30, 1997, and for years 1996, 1995 and 1994, respectively.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

C. Asset Management Fee

The General Partners are entitled to receive monthly fees for managing the Partnership's Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annual). Management fees of $0, $0, $0 and $8,942 were incurred for nine months to September 30, 1997, and for years 1996, 1995 and 1994, respectively.

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

F. Operating Expenses

The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1994, 1995, 1996, and nine months to September 30, 1997, clerical costs totaling $0, $23,341, $31,838, and $21,191 respectively, were reimbursed to Redwood Mortgage and are included in expenses in the Statements of Income.

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

D. Withdrawal From Partnership

A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by September 30, 1997. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

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

The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a Limited Partner's capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total Limited Partners' capital accounts outstanding at the beginning of any year shall be liquidated during any calendar year.

NOTE 5 - INVESTMENT IN PARTNERSHIP

The Partnership's interest in land acquired through foreclosure, located in East Palo Alto with costs totalling $610,345 has been invested with that of two other Partnerships (total cost to date, primarily land, of $1,258,649) in a partnership which is in the process of obtaining entitlement to construct approximately 63 single family homes for sale. Redwood Mortgage Investors V, VI, and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

The Partnership has a bank line of credit secured by its Mortgage Investment portfolio up to $2,500,000 at 1% over prime. The balances were $2,041,011, $1,530,511 and $1,439,011 at December 31, 1995, 1996 and September 30, 1997,
respectively, and the interest rate at September 30, 1997 was 9.50% (8.50% prime + 1%).

NOTE 7 - LEGAL PROCEEDINGS

The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $25,294.

Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

NOTE 8 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                 Sept. 30,             Dec. 31,             Dec. 31,
                                                    1997                 1996                 1995
                                               ---------------      ---------------      ---------------
Net assets - Partners' Capital per financial
    statements                                     $9,648,001          $10,395,018          $11,222,305
Formation loan receivable                              73,473              121,849              184,177
Allowance for doubtful accounts                         8,358              252,850              283,284
                                               ---------------      ---------------      ---------------
Net assets tax basis                               $9,729,832          $10,769,717          $11,689,766
                                               ===============      ===============      ===============

In 1996, approximately 73% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $9,078,600. The September 30, 1997, fair value of these investments of $9,114,933 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage  Investments  are secured by recorded deeds of trust.  At September
30, 1997, there were 64 Mortgage Investments outstanding with the following characteristics:


Number of Mortgage Investments outstanding                                       64
Total Mortgage Investments outstanding                                   $9,078,600

Average Mortgage Investment outstanding                                    $141,853
Average Mortgage Investment as percent of total                               1.56%
Average Mortgage Investment as percent of Partners' Capital                   1.47%

Largest Mortgage Investment outstanding                                  $1,376,117
Largest Mortgage Investment as percent of total                              15.16%
Largest Mortgage Investment as percent of Partners' Capital                  14.26%

Number of counties where security is located (all California)                    15
Largest percentage of Mortgage Investments in one county                     29.56%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                                     68.29%
Number of Mortgage Investments in foreclosure                                     5


The following categories of mortgage investments were pertinent at September 30, 1997, December 31, 1996 and 1995:

                                                  Sept. 30,             Dec. 31,             Dec. 31,
                                                    1997                  1996                 1995
                                               ----------------      ---------------      ----------------
First Trust Deeds                                   $4,837,972           $4,928,794            $4,449,229
Second Trust Deeds                                   3,592,848            3,729,581             5,187,807
Third Trust Deeds                                      397,781              405,567               531,527
Fourth Trust Deeds                                     249,999              249,982               233,928
                                               ----------------      ---------------      ----------------
  Total mortgage investments                         9,078,600            9,313,924            10,402,491
Prior liens due other lenders                       17,731,442           17,200,385            21,437,338
                                               ----------------      ---------------      ----------------
  Total debt                                       $26,810,042          $26,514,309           $31,839,829
                                               ================      ===============      ================

Appraised property value at time of loan           $39,258,603          $40,225,303           $49,439,750
                                               ================      ===============      ================

Total investments as a percent of appraisals            68.29%               65.91%                64.40%
                                               ================      ===============      ================

Investments by Type of Property

Owner occupied homes                                $1,227,965           $1,443,835            $2,323,009
Non-Owner occupied homes                               381,101              973,498               612,008
Apartments                                             926,289              786,362             1,129,878
Commercial                                           6,543,245            6,110,229             6,337,596
                                               ----------------      ---------------      ----------------
                                                    $9,078,600           $9,313,924           $10,402,491
                                               ================      ===============      ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

Scheduled maturity dates of mortgage investments as of September 30, 1997 are as follows:

                                                               Period Ending
                                                               Sept 30, 1997
                                                              ----------------

                                 1997                             $2,285,638
                                 1998                              2,260,017
                                 1999                              1,920,887
                                 2000                                409,652
                                 2001                                554,687
                              Thereafter                           1,647,719
                                                                -------------
                                                                  $9,078,600
                                                                =============

The scheduled maturities for 1997 include approximately $2,179,723 in loans which are past maturity at September 30, 1997. $848,231 of those loans were categorized as delinquent over 90 days.

Seven loans with principal outstanding of $1,124,119 had interest payments overdue in excess of 90 days. Two loans had impaired provisions totalling $3,560 at September 30, 1997.

The cash balance at September 30, 1997 of $138,216 was in one bank with interest bearing balances totalling $98,917. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $38,216.


NOTE 11 - CHANGE IN PRESENTATION

The formation loan receivable from Redwood Mortgage, an affiliate of the General Partners, has been categorized as a reduction in Limited Partners' Capital, the source of the funds. It was previously reflected as an asset. As payments are received, or early withdrawal penalties realized, the formation loan balance will be reduced and restored to Limited Partners' Capital. The total of the formation loan outstanding was $73,473, $121,849 and $184,177 at September 30, 1997 December 31, 1996 and 1995, respectively.

In addition, Limited Partners' Capital and General Partners' Capital are reflected separately in the Balance Sheet, whereas they were previously reflected separately in the Statement of Changes in Partners' Capital.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         On  September  30,  1997,  the   Partnership's   net  capital  totalled
$9,648,001.

         The Partnership began funding Mortgage Investments in October 1987, and as of September 30, 1997, had distributed income at an average annualized (compounded) yield of 7.77%. Current earnings are lower than those prevalent at the outset, primarily because interest rates generally have dropped dramatically since 1988. The Partnership does not anticipate a significant increase or decrease in mortgage rates in the foreseeable future and expects the prevailing interest rates to fluctuate in a narrow range in the near future. Management expects the yield, net of provision for losses, to increase slightly in 1997.

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

         Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. Currently, it has the capacity to borrow up to $2,500,000 at Prime plus 1%, (9.25%). Current borrowings of $1,439,011 have the effect of leveraging the portfolio about 15%. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Interest and line of credit costs for the years ended 1994, 1995, 1996 and September 30, 1997 was $185,131, $212,915, $158,175 and $106,441
respectively. The interest rate on the line of credit remained at prime plus one percent. An increase in the average overall usage of the credit line of approximately $310,000 for the years ended 1994 and 1995 resulted in the higher interest and line of credit costs. A decrease in average overall usage of the credit line for 1996 and 1995 of approximately $625,000 resulted in the decreased interest and line of credit costs. Interest expense on line of credit for nine months to September 30, 1997, is at an estimated average annual rate of approximately $141,921, due to an overall decline in the average outstanding credit facility average balance.

         The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of September 30, 1997, there were five properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

         The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrower's payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $472,967 and $344,807 as provision for doubtful accounts for the years ended December 31, 1994 and December 31, 1995. The decrease in the provision reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. Additionally, the General Partners felt that the bottom of the real estate cycle had been reached, reflecting a decreasing need to set aside reserves for the continuously declining real estate values as had been the case in the early 1990's in the California real estate market.

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

At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995 and December 31, 1996, and nine months to September 30, 1997, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $296,915, $288,796 and $185,512 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996 and nine months ended September 30, 1997, to Limited Partners' capital accounts and not withdrawn was $315,250, $293,484 and $211,163 respectively. As of December 31, 1995, December 31, 1996 and September 30, 1997, Limited Partners electing to withdraw earnings represented 50%, 49% and 47% of the Limited Partners outstanding capital accounts.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995, December 31, 1996, and nine months to September September 30, 1997, $43,364, $96,362 and $126,526 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend we are experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996 and September 30, 1997, respectively and is expected by the General Partners to commonly occur at these levels.

Additionally, for the years ended December 31, 1995 and December 31, 1996 and nine months to September 30, 1997, $849,599, $1,086,737 and $880,031 were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, the gross figures generally should subside and the Partnership capital again tends to increase.

  I.
       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

         The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ending September 30, 1997. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus and Partnership Agreement. In addition, the General Partners and/or related companies pay certain expenses on behalf of the Partnership for which it is reimbursed as noted in the Statement of Income.

    Entity Receiving                Description of Compensation                  Amount
      Compensation                     and Services Rendered
========================= ================================================= ============

Redwood Mortgage          Mortgage  Servicing Fee for  servicing  Mortgage
                          Investments                                           $23,200
------------------------- ------------------------------------------------- ------------

General Partners          Asset Management Fee for managing assets              $  0.00
&/or Affiliates
------------------------- ------------------------------------------------- ------------

General Partners          1% interest in profits, losses and distributions
                          of cash available for distribution                    $ 4,007
------------------------- ------------------------------------------------- ------------

  II.
       FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES
              RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP
                 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage          Mortgage  Brokerage  Commissions for services in
                          connection    with   the   review,    selection,
                          evaluation,  negotiation,  and  extension of the
                          Mortgage  Investments  paid by the borrowers and
                          not by the Partnership                                $10,000
------------------------- ------------------------------------------------- ------------

Redwood Mortgage          Processing  and  Escrow  Fees  for  services  in
                          connection  with notary,  document  preparation,
                          credit  investigation,  and escrow fees  payable
                          by the borrower and not by the Partnership           $    273
------------------------- ------------------------------------------------- ------------


              MORTGAGE INVESTMENT SUMMARY AS OF SEPTEMBER 30, 1997


                             Partnership Highlights

Mortgage Investment to Value ratio

First Trust Deed Mortgage Investments                              $4,837,971.70
Appraised Value of Properties*                                      7,198,567.00
    Total Investment as a % of Appraisal                                  67.21%

First Trust Deed Mortgage Investments                              $4,837,971.70
Second Trust Deed Mortgage Investments                              3,592,848.08
Third Trust Deed Mortgage Investments                                 397,780.73
Fourth Trust Deed Mortgage Investments**                              249,999.40
                                                                ----------------
                                                                   $9,078,599.91

First Trust Deeds due other Lenders                               $16,562,807.00
Second Trust Deeds due other Lenders                                  990,064.00
Third Trust Deeds due other Lenders                                   178,571.00
                                                                ----------------

Total Debt                                                        $26,810,041.91

    Appraised Property Value                                      $39,258,603.00
    Total Investment as a % of Appraisal                                  68.29%

Number of Mortgage Investments Outstanding                                    64

Average Investment                                                   $141,853.12
Average Investment as a % of Net Partners Capital                          1.47%
Largest Investment Outstanding                                     $1,376,117.03
Largest Investment as a % of Net Partners Capital                         14.26%


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

  Mortgage Investments as a Percentage of Total Mortgage Investments
First Trust Deed Mortgage Investments                                            53.29%
Second Trust Deed Mortgage Investments                                           39.58%
Third Trust Deed Mortgage Investments                                             4.38%
Fourth Trust Deed Mortgage Investments                                            2.75%
                                                                             -----------
Total                                                                           100.00%

Mortgage Investments by Type of Property

Owner Occupied Homes                                    $1,227,964.90            13.53%
Non Owner Occupied Homes                                   381,100.62             4.20%
Apartments                                                 926,288.83            10.20%
Commercial                                               6,543,245.56            72.07%
                                                     -----------------       -----------
Total                                                   $9,078,599.91           100.00%


Statement of Conditions of Mortgage Investments

   Number of Mortgage Investments in Foreclosure                                      5


Diversification by County

County

Santa Clara                                             $2,683,958.33            29.56%
Alameda                                                  1,694,204.78            18.66%
San Mateo                                                1,258,579.52            13.86%
Contra Costa                                               769,320.34             8.47%
Stanislaus                                                 679,802.62             7.49%
Sacramento                                                 645,725.83             7.11%
San Francisco                                              430,958.84             4.75%
Sonoma                                                     301,210.64             3.32%
El Dorado                                                  214,773.21             2.37%
Santa Barbara                                               97,398.65             1.07%
Ventura                                                     91,000.00             1.00%
Shasta                                                      81,920.83             0.90%
Monterey                                                    71,428.57             0.79%
Santa Cruz                                                  36,682.90             0.41%
Solano                                                      21,634.85             0.24%
                                                     -----------------       -----------

Total                                                   $9,078,599.91           100.00%


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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                                    (a) Exhibits
                                            Not Applicable

                                    (b) Form 8-K
                                            The  registrant  has not  filed  any
                                            reports  on Form 8-K during the nine
                                            month period  ending  September  30,
                                            1997.

                                   Signatures


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of November, 1997.

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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of November, 1997.

Signature                                          Title                                Date
---------                                          -----                                ----
/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell                            General Partner                      November 12, 1997


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell                            General Partner                      November 12, 1997



/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell                     President of Gymno Corporation,             November 12, 1997
                                        (Principal Executive Officer);
                                        Director of Gymno Corporation


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell                       Secretary/Treasurer of Gymno              November 12, 1997
                                       Corporation (Principal Financial
                                           and Accounting Officer);
                                        Director of Gymno Corporation