Form 10-K
period 1997-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 1998-03-26
CIK 811592

REDWOOD MORTGAGE INVESTORS VI
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1997

                                     Part I
                                                                       Page No.
Item 1 - Business                                                            3
Item 2 - Properties                                                        4-5
Item 3 - Legal Proceedings                                                   6
Item 4 - Submission of Matters to a vote of Security Holders (partners)      6

                                     Part II

Item 5 - Market for the Registrants Partners Capital and related            6
matters.
Item 6 - Selected Financial Data                                          7-8
Item 7 - Managements Discussion and Analysis of Financial Condition
         and Results of Operations                                       9-11
Item 8 - Financial Statements and Supplementary Data                    12-33
Item 9 - Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          34

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant               34
Item 11- Executive Compensation                                            35
Item 12 - Security Ownership of certain Beneficial Owners and Management   36
Item 13 - Certain Relationships and Related Transactions                   36

                                     Part IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports of Form 8-K 36-37

Signatures                                                                 38

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

      For the year ended December 31, 1997 Commission File number 33-12519
------------------------------------------------------------------------------

                          REDWOOD MORTGAGE INVESTORS VI
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 California                                            94-3031211
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification)
            or organization)

650 El Camino Real #G, Redwood City, CA                   94063
-------------------------------------------------------------------------------
(address of principal executive offices)                (zip code)

Registrants telephone No. Including area code          (650) 365-5341
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:    None

     Title of each class              Name of each exchange on which registered
-------------------------------------------------------------------------------
 Limited Partnership Units                                       None
-------------------------------------------------------------------------------

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

YES  XX                                  NO
    ----                                   ------

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

     The Partnership was formed in September, 1987, with an approved 120,000 Units of $100 each ($12,000,000). The Units were offered on a best efforts basis through broker/dealer member firms of the National Association of Securities Dealers, Inc. It immediately began issuing Units and began investing in Mortgage Investments in October, 1987. The offering terminated in September, 1989, and as of that date 97,725.94 Units were sold realizing a proceed of $9,772,594. At December 31, 1997, the Partnership had a balance of Mortgage Investments totalling $8,104,984 with interest rates thereon ranging from 4.00% to 17.25%.

     Currently First Trust Deeds comprise 56.61% of the Mortgage Investment portfolio. Second Mortgage Trust Deeds comprise 35.40% of Mortgage Investment portfolio, third Mortgage Trust Deeds have 4.90% and 4th Mortgage Trust Deeds have 3.09% of the Mortgage Investment portfolio. Owner-occupied homes, combined with non-owner occupied homes, total 17.73% of the Mortgage Investments. Mortgage Investments to apartments make up 9.77% of the total Mortgage Investments portfolio. Commercial Mortgage Investment origination increased from last year, now comprising 72.50% of the portfolio, an increase of 6.89%. The past year brought many outstanding low loan to value lending opportunities in the commercial segment of the market. The major concentration of Mortgage Investments, comprising of 81.28% of the total loans, are in seven counties of the Bay Area. The County of Stanislaus makes up 4.66% of the Mortgage Investment portfolio and the balance, as stated on page six of this report, are in primarily Northern California. Currently Mortgage Investment size is averaging $137,373 per Mortgage Investment. Some of the Mortgage Investments are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 35.52%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more equity, the more protection for the lender. The Partnerships Mortgage Investment portfolio is in good condition with six properties in foreclosure as of the end of December, 1997, totalling $1,006,355.

Item 2 - Properties

     As of December 31, 1997, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deeds                                   $4,588,168.52
Appraised Value of Properties                        6,828,071.00
   Total Investment as a % of Appraisal                    67.20%
Second Trust Deed Mortgage Investments               2,869,543.28
Third Trust Deed Mortgage Investments                  397,273.21
Fourth Trust Deed Mortgage Investments*                249,999.40
First Trust Deeds due other Lenders                  9,906,794.00
Second Trust Deeds due other Lenders                   990,064.00
Third Trust Deeds due other Lenders                    178,571.00

Total Debt                                         $19,180,413.41

   Appraised Property Value                        $28,422,684.00
   Total Investments as a % of Appraisal                   67.48%


Number of Mortgage Investments Outstanding                     59


Average Investment                                     137,372.62
Average Investment as a % of Net Assets                     1.46%
Largest Investment Outstanding                       1,376,117.03
Largest Investment as a % of Net Assets                    14.59%


Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                          56.61%
Second Trust Deeds                                         35.40%
Third Trust Deeds                                           4.90%
Fourth Trust Deeds                                          3.09%
                                              --------------------
                                                          100.00%
Total

Mortgage Investments by Type          Amount              Percent
of Property

Owner Occupied Homes                $1,057,067.24          13.04%
Non-Owner Occupied Homes               380,141.84           4.69%
Apartments                             791,755.61           9.77%
Commercial                           5,876,019.72          72.50%
                                 -----------------     -----------
Total                               $8,104,984.41         100.00%

*Footnote on following page

     The following is a distribution of loans outstanding as of December 31, 1997 by Counties.

Santa Clara               $2,429,517.98           29.98%
Alameda                    1,411,853.00           17.42%
San Mateo                  1,251,050.75           15.44%
Contra Costa                 769,133.16            9.49%
Sacramento                   644,935.35            7.96%
San Francisco                403,829.99            4.98%
Stanislaus                   377,552.00            4.66%
Sonoma                       301,043.99            3.71%
El Dorado                    214,773.21            2.65%
Ventura                       91,000.00            1.12%
Shasta                        81,751.22            1.01%
Monterey                      71,428.57            0.88%
Santa Cruz                    36,159.93            0.44%
Solano                        20,955.26            0.26%
                     -------------------      -----------

Total                     $8,104,984.41          100.00%


     * Redwood Mortgage Investors VI, together with other Redwood partnerships hold a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio on this loan is 76.52%. In addition to the borrower paying an interest rate of 12.25%, the Partnership and other lenders will also participate in profits. The General Partners have had previous loan activity with this borrower which had been concluded successfully, with extra earnings earned for the other partnerships involved.


Statement of Condition of Mortgage Investments:

         Number of Mortgage Investments in Foreclosure               6

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

                                     Part II

Item 5 - Market for the Registrants Partners Capital and Related Matters.

     120,000 Units at $100 each (minimum 20 units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a best efforts basis (as indicated in Part I item 1). All Units have been sold only in California. Investors have the option of withdrawing earnings on a monthly, quarterly or annual basis or reinvesting and compounding earnings. Limited Partners may withdraw from the Partnership in accordance with the terms of the Partnership Agreement subject to early withdrawal penalties. There is no established public trading market for the Units.

     A description of the Partnership's Units, transfer restrictions, and withdrawal provisions is more fully described under the section entitled Description of Units and Summary of the Limited Partnership Agreement, pages 38-42 of the Prospectus, a part of the above-referenced Registration statement, which is incorporated by reference.

     As of December 31, 1997, there were 742 holders of record of the Partnerships Units. A decrease of 19 from 1996.

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VI began operations in October 1987. Its financial condition and results of operation for three years to December 31, 1997 were:


                                                            Balance Sheets
                                                                Assets

                                                                          December 31,
                                                      ------------------------------------------------------
                                                               1997                1996                1995
                                                      --------------      --------------      --------------
Cash                                                       $331,143            $180,597            $283,976
                                                      --------------      --------------      --------------
Accounts Receivable:
  Mortgage Investments, secured by Deeds of Trust         8,104,984           9,313,924          10,402,491
  Accrued Interest on Mortgage Investments                  617,456             405,783             445,816
  Advances on Mortgage Investments                          127,519             108,019             131,936
  Accounts receivables, unsecured                           161,414             251,531             322,913
                                                      --------------      --------------      --------------
                                                         $9,011,373         $10,079,257         $11,303,156

Less allowance for doubtful accounts                         28,614             252,850             283,284
                                                      --------------      --------------      --------------
                                                          8,982,759          $9,826,407         $11,019,872
                                                      --------------      --------------      --------------

Real estate owned, held for sale, acquired through
    foreclosure                                             309,319           1,441,007           1,501,712
Investment in Partnership                                   708,141             496,040             456,821
                                                      --------------      --------------      --------------
                                                        $10,331,362         $11,944,051         $13,263,316
                                                      ==============      ==============      ==============

                                                   Liabilities and Partners Capital

Liabilities:
  Notes Payable - Bank Line of Credit                      $899,011          $1,530,511          $2,041,011
  Deferred interest on Mortgage Investments                     898              18,522                   0
                                                      --------------      --------------      --------------
          Total Liabilities                                 899,909           1,549,033           2,041,011
                                                      --------------      --------------      --------------

Partners Capital:
     Limited Partners  capital, subject to                9,421,687          10,385,252          11,212,539
redemption
     General Partners  capital                                9,766               9,766               9,766
                                                      --------------      --------------      --------------

          Total Partners  Capital                         9,431,453          10,395,018          11,222,305
                                                      --------------      --------------      --------------

          Total Liabilities and Partners  Capital       $10,331,362         $11,944,051         $13,263,316
                                                      ==============      ==============      ==============


                                                         Statements of Income

                                                               1997                1996                1995
                                                      --------------      --------------      --------------

Gross Revenue                                            $1,036,596          $1,167,859          $1,277,782
Expenses                                                    507,409             579,697             659,434
                                                      ==============      ==============      ==============
Net Income                                                  529,187             588,162             618,348
                                                      ==============      ==============      ==============


Net Income: to General Partners (1%)                         $5,292              $5,882              $6,183
                     to Limited Partners (99%)              523,895             582,280             612,165
                                                      --------------      --------------      --------------

                                                           $529,187            $588,162            $618,348
                                                      ==============      ==============      ==============


Net Income per $1,000 invested by Limited
 Partners for entire period:
  - where income is reinvested and compounded                   $53                 $54                 $53
                                                      ==============      ==============      ==============

  -where partner receives income in monthly
     distributions                                              $52                 $52                 $52
                                                      ==============      ==============      ==============

     In 1995 the annualized yield was 5.30%. In 1996, the annualized yield was 5.35% and in 1997 the annualized yield was 5.29%. The annualized yield since inception through December 31, 1997, was 7.71%.

     Item 7 - Managements Discussion and Analysis of Financial Condition and Results of Operations

     On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totalled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On December 31, 1997, the Partnerships net capital totalled $9,431,453.

     The Partnership began funding Mortgage Investments in October 1987. The Partnerships Mortgage Investments outstanding for the years ended December 31, 1995, 1996 and 1997 were $10,402,491, $9,313,924 and $8,104,984, respectively.
The decrease in Mortgage Investments outstanding of $1,088,567 from December 31, 1995 to December 31, 1996, was due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations. The decrease in Mortgage Investments outstanding of $1,208,940 from December 31, 1996 to December 31, 1997, was again due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations. During the years 1996 and 1997, Mortgage Investment principal collections exceeded Limited Partner liquidations.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to is borrowers will change significantly from the beginning of 1998 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners experience, the General Partners anticipate that the annualized yield next year will range only slightly higher from its current rate.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. The outstanding balance of the bank line of credit was $2,041,011, $1,530,511 and $899,011 for the years ended December 1995, 1996, and 1997 respectively. The interest rate on the bank line of credit has remained at Prime plus one percent for the preceding three years. For the years ended December 31, 1997, 1996 and 1995, interest on Note Payable-Bank was $133,577, $158,175 and $212,915 respectively. The primary reason for this decrease was that the Partnership had a lower overall credit facility utilization from 1995 to 1996 and from 1996 to 1997. As of December 31, 1997, the Partnership has borrowed $899,011 at an interest rate of Prime plus one percent. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership usually bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit.

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of December 31, 1997, there were six properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrowers payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied.

Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $344,807, $312,684 and $268,101 as provision for doubtful accounts for the years ended December 31, 1995, December 31, 1996 and December 31, 1997, respectively. The decrease in the provision reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. Additionally, the General Partners felt that the bottom of the real estate cycle had been reached, reflecting a decreasing need to set aside reserves for the continuously declining real estate values as had been the case in the early 1990s in the California real estate market. During the year 1997, the Partnership reduced the REO balance from $1,501,712 as of December 31, 1995, to $306,319 through December 31, 1997. This reduction will assist the Partnership in increasing yields in 1998, as assets previously lying idle, may now produce current income.

     The Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. A wide variety of indicators suggest that the economy in California was strong in 1997, and the State is well - positioned for fast growth. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which should translate into more loan activity. Which of course, is healthy for the Partnerships lending activity.

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto with costs totalling $708,141 and $496,040 for the years ended December 31, 1997 and 1996, respectively has been invested with that of two other Partnerships in a partnership which is in the process of obtaining approval for constructing approximately 63 single family homes for sale. (The Development). The proposed Development has gained significant public awareness. Incorporated into the proposed Development are various mitigation measures not limited to, mitigation of hazardous materials existing on the property, endangered species, and proximity to the San Francisco Baylands. The preceding issues and others have sparked significant public controversy. Opposition both for and against the proposed Development exists. Notwithstanding the above, the General Partners believe that pursuit of the proposed Development approval to be in the interest of the Partnership. This investment has been classified in the financial statements as Investment in Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996, and 1997, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $296,915, $288,796 and $252,378 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996 and December 31, 1997, to Limited Partners capital accounts and not withdrawn was $315,250, $293,484 and $271,517 respectively. As of December 31, 1995, December 31, 1996 and December 31, 1997, Limited Partners electing to withdraw earnings represented 50 %, 49 % and 46% of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995, December 31, 1996, and December 31, 1997, $43,364, $96,362 and $159,732 respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996 and December 31, 1997, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1995 and December 31, 1996 and December 31, 1997, $849,589, $1,086,737 and $1,137,677 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed (which has), the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1992) through year ten (1997) is shown hereunder:

                                                       Years ended December 31,

                  1992           1993            1994             1995            1996             1997
            -----------     ----------    ------------    -------------    ------------    -------------
Earnings      $323,037        377,712         303,014          303,098         294,678          257,670
Capital      *$232,370        528,737         729,449          892,953       1,183,099        1,297,410
            ===========     ==========    ============    =============    ============    =============
Total         $555,407       $906,449      $1,032,463       $1,196,051      $1,477,777       $1,555,080
            ===========     ==========    ============    =============    ============    =============

*These amounts represent gross of early withdrawal penalties.

              Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VI, a California Limited Partnerships list of Financial Statements and Financial Statement schedules:

A- Financial Statements

Independent Auditors Report,
Balance Sheets - December 31, 1997, and December 31, 1996,
Statements of Income for the three years ended December 31, 1997, Statements of Changes in Partners Capital for the three years ended December 31, 1997,
Statements of Cash Flows for the three years ended December 31, 1997, Notes to Financial Statements - December 31, 1997.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                         (with Auditors Report Thereon)

                                PARODI & CROPPER
                          CERTIFIED PUBLIC ACCOUNTANTS
                       3658 Mount Diablo Blvd., Suite #205
                           Lafayette California 94549
                                 (510) 284-3590




                           INDEPENDENT AUDITORS REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VI

     We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VI (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1997 and 1996 and the statements of income, changes in partners capital and cash flows for the three years ended December 31, 1997. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VI as of December 31, 1997 and 1996, and the results of its operations and cash flows for the three years ended December 31, 1997 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


                              /S/ Parodi & Cropper
                                PARODI & CROPPER






Lafayette, California
February 27, 1998


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                            BALANCE SHEETS
                                                      DECEMBER 31, 1997 AND 1996

                                                                ASSETS

                                                                          1997                 1996
                                                                     ---------------      ---------------

Cash                                                                       $331,143             $180,597
                                                                     ---------------      ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                         8,104,984            9,313,924
  Accrued Interest on Mortgage Investments                                  617,456              405,783
  Advances on Mortgage Investments                                          127,519              108,019
  Accounts receivables, unsecured                                           161,414              251,531
                                                                     ---------------      ---------------
                                                                          9,011,373           10,079,257
  Less allowance for doubtful accounts                                       28,614              252,850
                                                                     ---------------      ---------------
                                                                          8,982,759            9,826,407
                                                                     ---------------      ---------------

Real estate owned, held for sale, acquired through foreclosure              309,319            1,441,007
Investment in Partnership                                                   708,141              496,040
                                                                     ---------------      ---------------

          Total Assets                                                  $10,331,362          $11,944,051
                                                                     ===============      ===============


                                                   LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Deferred Interest                                                            $898              $18,522
  Note payable - bank line of credit                                        899,011            1,530,511
                                                                     ---------------      ---------------
          Total Liabilities                                                 899,909            1,549,033
                                                                     ---------------      ---------------



Partners Capital:
  Limited Partners capital, subject to redemption, (note 4D):
      net of Formation Loan receivable of $59,521 and $121,849,
          for 1997 and 1996, respectively                                 9,421,687           10,385,252

  General Partners  Capital:                                                  9,766                9,766
                                                                     ---------------      ---------------
    Total Partners  capital                                               9,431,453           10,395,018
                                                                     ---------------      ---------------
          Total Liabilities and Partners  capital                       $10,331,362          $11,944,051
                                                                     ===============      ===============

See accompanying notes to financial statements.

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1997


                                                                          YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                 1997               1996               1995
                                                             -------------      --------------     -------------
Revenues:
  Interest on Mortgage Investments                             $1,011,621          $1,135,218        $1,256,499
  Interest on bank deposits                                         6,563               4,750             5,206
  Late charges, prepayment penalties, and fees                     18,412              27,891            16,077
                                                             -------------      --------------     -------------
                                                                1,036,596           1,167,859         1,277,782
                                                             -------------      --------------     -------------

Expenses:
  Mortgage servicing fees                                          39,918              44,565            42,056
  Clerical costs through Redwood Mortgage                          27,786              31,838            23,341
  Interest and line of credit costs                               133,577             158,175           212,915
  Provision for doubtful accounts and losses
      on real estate acquired through foreclosure                 268,101             312,684           344,807
  Professional services                                            23,517              17,825            19,452
  Other                                                            14,510              14,610            16,863
                                                             -------------      --------------     -------------
                                                                  507,409             579,697           659,434
                                                             -------------      --------------     -------------

Net Income                                                       $529,187            $588,162          $618,348
                                                             =============      ==============     =============

Net income:  To General Partners(1%)                               $5,292              $5,882            $6,183
                      To Limited Partners (99%)                  $523,895            $582,280          $612,165
                                                             =============      ==============     =============
                                                                 $529,187            $588,162          $618,348
                                                             =============      ==============     =============

Net income per $1,000 invested by Limited
 Partners for entire period:
  -where income is reinvested and compounded                          $53                 $54               $53
                                                             =============      ==============     =============

  -where partner receives income in monthly distributions             $52                 $52               $52
                                                             =============      ==============     =============

See accompanying notes to financial statements.

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1997


                                                                    PARTNERS CAPITAL
                                   -------------------------------------------------------------------------------------
                                               LIMITED PARTNERS CAPITAL
                                   --------------------------------------------------
                                      Capital
                                      Account         Formation                            General
                                      Limited            Loan                             Partners
                                     Partners         Receivable          Total            Capital            Total
                                   --------------    -------------    ---------------    ------------     --------------
Balances at December 31, 1994        $11,974,419       $(246,505)        $11,727,914          $9,766        $11,737,680

Formation Loan collections                     0           59,581             59,581               0             59,581
Net income                               612,165                0            612,165           6,183            618,348
Early withdrawal penalties               (4,336)            2,747            (1,589)               0            (1,589)
Partners  withdrawals                (1,185,532)                0        (1,185,532)         (6,183)        (1,191,715)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1995         11,396,716        (184,177)         11,212,539          $9,766         11,222,305

Formation Loan collections                     0           56,803             56,803               0             56,803
Net income                               582,280                0            582,280           5,882            588,162
Early withdrawal penalties               (8,721)            5,525            (3,196)               0            (3,196)
Partners  withdrawals                (1,463,174)                0        (1,463,174)         (5,882)        (1,469,056)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1996         10,507,101        (121,849)         10,385,252           9,766         10,395,018

Formation Loan collections                     0           53,833             53,833                0            53,833
Net Income                               523,895                0            523,895            5,292           529,187
Early withdrawal penalties              (13,409)            8,495            (4,914)                0           (4,914)
Partners  withdrawals                (1,536,379)                0        (1,536,379)          (5,292)       (1,541,671)
                                   --------------    -------------     --------------    -------------    --------------

Balances at December 31, 1997         $9,481,208        ($59,521)         $9,421,687           $9,766        $9,431,453
                                   ==============    =============     ==============    =============    ==============

See accompanying notes to financial statements

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1997


                                                                      YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                             1997                1996               1995
                                                        ---------------      -------------      -------------
Cash flows from operating activities:
  Net income                                                  $529,187           $588,162           $618,348
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                            264,484             65,804             74,718
    Provision for Losses on real estate held for sale            3,617            246,880            270,089
    Early withdrawal penalty credited to income                (4,914)            (3,196)            (1,589)
    (Increase) decrease in assets:
       Accrued interest & advances                           (231,173)             63,950          (225,306)
       Prepaid expenses and other assets                             0                935              (935)
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                         0                  0                  0
       Deferred Interest on Mortgage Investments              (17,624)             18,522                  0
                                                         --------------      -------------      -------------

      Net cash provided by operating activities                543,577            981,057            735,325
                                                         --------------      -------------      -------------

Cash flows from investing activities:
  Principal collected on Mortgage Investments                1,634,128          3,295,834          2,273,233
  Mortgage Investments made                                  (557,796)        (2,474,843)        (2,062,626)
  Additions to real estate held for sale                      (47,415)          (242,869)          (169,015)
  Dispositions of real estate held for sale                    909,491            299,414            526,889
  Investment in Partnership                                  (212,101)           (39,219)                  0
                                                         --------------      -------------      -------------

    Net cash provided by (used in) investing activities      1,726,307            838,317            568,481
                                                         --------------      -------------      -------------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                (631,500)          (510,500)          (335,500)
 Partners withdrawals                                      (1,541,671)        (1,469,056)        (1,191,715)
  Formation Loan collections                                    53,833             56,803             59,581
                                                         --------------      -------------      -------------

    Net cash provided by (used in) financing activities    (2,119,338)        (1,922,753)        (1,467,634)
                                                         --------------      -------------      -------------

Net increase (decrease) in cash                                150,546          (103,379)          (163,828)

Cash - beginning of period                                     180,597            283,976            447,804
                                                         --------------      -------------      -------------

Cash - end of period                                          $331,143           $180,597           $283,976
                                                         ==============      =============      =============

See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

     NOTE 1 - ORGANIZATION AND GENERAL Redwood Mortgage Investors VI, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co. (RHL Co.), dba Redwood Mortgage, an affiliate of the
General Partners. The offering was closed with contributed capital totaling $9,781,366.

     Each  months   income  is   distributed   to  partners   based  upon  their
proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

     A. Sales Commissions - Formation Loan Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds were paid by Redwood Mortgage., an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership loaned to Redwood Mortgage $623,255 (the Formation Loan) relating to contributed capital of $9,781,366. The Formation Loan is unsecured, and is being repaid, without interest, in ten annual installments of principal, commencing December 31, 1989.

     The following reflects transactions in the Formation Loan account through December 31, 1997:

       Amount loaned during 1987,1988 and 1989                         $623,255
       Less:
         Cash repayments                               $513,295
         Allocation of early withdrawal penalties        50,439         563,734
                                                      ============     ---------

       Balance December 31, 1997                                        $59,521
                                                                       ========


     The Formation Loan, which is receivable from Redwood Mortage, an affiliate of the General Partners, has been deducted from Limited Partners capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced.

     B. Other Organizational and Offering Expenses Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and accountant fees, and other costs), paid by the Partnership from the offering proceeds totaled $360,885 or 3.69% of the gross proceeds contributed by the Partners. Such costs have been fully amortized and allocated to the Partners.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Accrual Basis

     Revenues and expenses are accounted for on the accrual basis of accounting wherein income is recognized as earned and expenses are recognized as incurred. Once a Mortgage Investment is categorized as impaired, interest is no longer accrued thereon.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

     At December 31, 1997, 1996 and 1995, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $0, $13,006 and $45,933, respectively. The reduction in stated value was accomplished by increasing the allowances for doubtful accounts.

     As presented in Note 10 to the financial statements as of December 31, 1997, the average mortgage investment to appraised value of security at the time the loans were consummated was 67.48%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of December 31, 1997 and 1996:

                                                                        December 31,
                                                       -----------------------------------------------
                                                            1997                            1996
                                                       ---------------                 ---------------

Costs of properties                                          $449,319                      $1,743,382
Reduction in value                                            140,000                         302,375
                                                       ---------------                 ---------------

Fair value reflected in financial statements                 $309,319                      $1,441,007
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

F. Investment in Partnership (see note 5)

     The Partnership accounts for its investment in a partnership as an investment in real estate, which is at the lower of costs or fair value, less estimated costs to sell. At December 31, 1997, cost is considered less than fair value and the investment is stated at cost in the financial statements.

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 1997 and 1996 was a follows:

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


                                               December 31,
                            -----------------------------------------------
                                    1997                            1996
                            ---------------                 ---------------

Impaired Mortgage Investments      $0                         $13,006
Unspecified Mortgage Investments   13,432                      59,844
Accounts receivable, unsecured     15,182                     180,000
                               --------------               ---------------
                                  $28,614                        $252,850
                              ===============                 ===============

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

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $39,918, $44,565, and $42,056 were incurred for years 1997, 1996 and 1995, respectively.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

C. Asset Management Fee

     The General Partners are authorized to receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annual). There were no management fees incurred for years 1997, 1996 and 1995, respectively.

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

F. Operating Expenses

     The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1995, 1996, and 1997, clerical costs totaling $23,341, $31,838 and $27,786 respectively, were reimbursed to Redwood Mortgage and are included in expenses in the Statements of Income.

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

D. Withdrawal From Partnership

     A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by December 31, 1997. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land acquired through foreclosure, located in East Palo Alto with costs totalling $708,141 has been invested with that of two other Partnerships (total cost to date, primarily land, of $1,458,721) in a partnership which is in the process of constructing approximately 63 single family homes for sale. Redwood Mortgage Investors V, VI, and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  has a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio up to $2,500,000 at 1% over prime. The balances were $1,530,511 and $899,011 at December 31, 1996 and 1997, respectively, and the interest rate at December 31, 1997 was 9.5% (8.50% prime + 1%). The line of credit expires December 31, 1998.

NOTE 7 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $161,414.

     Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                                        December 31,
                                                       -----------------------------------------------
                                                             1997                           1996
                                                        ----------------               ---------------

Net assets - Partners  Capital per financial                 $9,431,453                   $10,395,018
statements

Formation Loan receivable                                        59,521                       121,849
Allowance for doubtful accounts                                  28,614                       252,850
                                                        ----------------               ---------------
Net assets tax basis                                         $9,519,588                   $10,769,717
                                                        ================               ===============

     In 1997, approximately 72% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their unrelated business income exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $8,104,984. The December 31, 1997 fair value of these investments of $8,110,440 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1997, there were 59 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                              59
Total Mortgage Investments outstanding                          $8,104,984

Average Mortgage Investment outstanding                           $137,373
Average Mortgage Investment as percent of total                       1.69%
Average Mortgage Investment as percent of Partners Capital            1.46%

Largest Mortgage Investment outstanding                         $1,376,117
Largest Mortgage Investment as percent of total                      16.98%
Largest Mortgage Investment as percent of Partners Capital           14.59%

Number of counties where security is located (all California)           14
Largest percentage of Mortgage Investments in one county             29.98%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                             67.48%
Number of Mortgage Investments in foreclosure                            6



     The following categories of mortgage investments are pertinent at December 31, 1997 and 1996:

                                                                          December 31,
                                                            ------------------------------------------
                                                                  1997                      1996
                                                            -----------------          ---------------
First Trust Deeds                                                 $4,588,169               $4,928,794
Second Trust Deeds                                                 2,869,543                3,729,581
Third Trust Deeds                                                    397,273                  405,567
Fourth Trust Deeds                                                   249,999                  249,982
                                                            -----------------          ---------------
  Total mortgage investments                                       8,104,984                9,313,924
Prior liens due other lenders                                     11,075,429               17,200,385
                                                            -----------------          ---------------
  Total debt                                                     $19,180,413              $26,514,309
                                                            =================          ===============

Appraised property value at time of loan                         $28,422,684              $40,225,303
                                                            =================          ===============

Total investments as a percent of appraisals                          67.48%                   65.91%
                                                            =================          ===============

Investments by Type of Property

Owner occupied homes                                              $1,057,067               $1,443,835
Non-Owner occupied homes                                             380,142                  973,498
Apartments                                                           791,755                  786,362
Commercial                                                         5,876,020                6,110,229
                                                            =================          ===============
                                                                  $8,104,984               $9,313,924
                                                            =================          ===============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

     Scheduled maturity dates of mortgage investments as of December 31, 1997 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1998                                    $3,799,251
                            1999                                     2,004,478
                            2000                                       276,160
                            2001                                       493,558
                            2002                                       424,620
                         Thereafter                                  1,106,917
                                                               ================
                                                                    $8,104,984
                                                               ================

     The  scheduled   maturities   for  1998  include   $1,545,198  in  Mortgage
Investments which are past maturity at December 31, 1997. $54,493 of those Mortgage Investments were categorized as delinquent over 90 days.

     Five Mortgage Investments with principal outstanding of $365,982 had interest payments overdue in excess of 90 days.

     The cash balance at December 31, 1997 of $331,143 was in one bank with interest bearing balances totalling $290,650. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $231,143. And when deposits in the Partnerships bank accounts increases significantly beyond the insured limit, the funds are either placed in new Mortgage Investments or used to pay down on the line of credit balance.

SCHEDULE II

                                       AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                    PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES. RULE 12-03

        Column A          Column B       Column C       Column D             Column E
     Name of Debtor       Balance Beg.   Additions           Deductions        Balance at end of period
                          of period
                          12/31/96
                                                         (1)        (2)        (1)              (2)
                                                      Amounts     Amounts   Current         Not Current
                                                      collected   written   12/31/97          12/31/97
                                                                  off *

Redwood Mortgage.           $121,849        $0.00      $53,833     $8,495     $0.00           $59,521


     The above schedule represents the Formation Loan borrowed by Redwood Mortgage from the Partnership to pay for the selling commissions on units. It is an unsecured loan and bears no interest. It is being repaid to the Partnership in ten equal annual installments of principal only which began December 31, 1989.

     * The amount written off represents the proportionate amount of early withdrawal penalties allocated to the Formation Loan, as provided for in the Prospectus.

SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS
                          REDWOOD MORTGAGE INVESTORS VI

Col. A             Col. B                    Col. C               Col. D                Col. E
Description        Balance                  Additions             Deductions            Balance at
                                 --------------------------------
                   Beginning                                      Describe             End of Period
                   of Period           (1)             (2)
                                 Charged to       Charged     to
                                 Costs            Other
                                 & Expenses       Accounts -
                                                  Describe
Year Ended
12/31/97

Deducted from
Asset Accounts:

Allowance for
Doubtful Accounts    $252,850        $3,617             0              $227,853           $28,614

Cumulative
write-down of
Real Estate held
for sale (REO)      $302,375        $264,484             0             $426,859          $140,000
                    ----------     -----------      ------------     --------------    --------------

Total               $555,225        $268,101             0           (a) $654,712        $168,614
                    ==========     ===========      ============     ==============    ==============

(a) represents loss on Mortgage Investments and Real Estate held for sale.

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
                                                                                           Period
================== ================= ================= ================= ================= =================

Year-Ended
12/31/97           $899,011          9.58%             $1,530,511        $1,393,838        9.58%


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
--------- --------- --------- ---------- ---------- ------------ ------------ ------------ --------- --------------

Res.       13.500%  03/01/03     467.39       0.00    36,000.00    20,955.26     0.00      1st Mtg   Solano
Res.       10.000%  08/01/03     576.96    262,720    49,000.00    29,505.67     0.00      2nd Mtg   San Mateo
Comm       13.000%  09/01/98     807.53       0.00    73,000.00    65,491.48     0.00      1st Mtg   Alameda
Apts.      13.000%  11/01/03     759.15    341,094    60,000.00    37,118.04     0.00      2nd Mtg   San Francisco
Res.       13.750%  11/01/03   2,202.61       0.00   167,500.01    96,574.79     0.00      1st Mtg   Alameda
Apts.      14.000%  03/01/92   1,184.87    960,000   100,000.00    96,286.30     0.00      2nd Mtg   Santa Clara
Comm       14.500%  05/01/04   4,233.05    532,392   310,000.00   209,695.23     0.00      2nd Mtg   San Mateo
Comm       11.500%  05/01/99   3,113.39       0.00   314,000.00   310,254.30  310,254.30   1st Mtg   Alameda
Comm       17.250%  11/20/95   2,533.19    185,351   200,000.00   193,387.36  193,387.36   3rd Mtg   San Mateo
Apts       14.000%  06/01/92     473.95  1,060,000    40,000.00    38,586.36     0.00      3rd Mtg   Santa Clara
Res.       14.250%  07/01/04     984.46     78,672    73,000.00    50,990.79     0.00      2nd Mtg   San Francisco
Comm       14.750%  09/01/95   2,241.96    250,000   185,000.00   181,634.83     0.00      2nd Mtg   San Mateo
Res.       14.500%  04/01/05     546.20    150,804    40,000.00    30,049.49     0.00      3rd Mtg   San Francisco
Res.       14.500%  07/01/92   2,416.67    340,827   200,000.00   179,758.33     0.00      2nd Mtg   San Francisco
Apts       11.000%  06/29/98   2,004.26       0.00   210,459.34   195,423.81     0.00      1st Mtg   Sacramento
Comm.      10.000%  08/01/00   1,428.14     59,402   160,000.00   158,458.34     0.00      2nd Mtg   San Mateo
Res.       13.750%  10/01/96     275.00     55,374    24,000.00    24,000.00     0.00      2nd Mtg   San Mateo
Comm.      13.750%  10/01/96     644.53       0.00    56,250.00    56,250.00     0.00      1st Mtg   San Mateo
Res.       12.500%  02/01/07     554.63       0.00    45,000.00    36,159.93     0.00      1st Mtg   Santa Cruz
Res.        6.000%  04/01/96     106.81     10,470    20,000.00    21,361.99     0.00      2nd Mtg   Sacramento
Res.        4.000%  04/01/97     113.30       0.00    22,500.00    23,130.86     0.00      1st Mtg   Sacramento
Res.        4.000%  04/01/97     120.00       0.00    24,000.00    23,302.58     0.00      1st Mtg   Sacramento
Comm.      12.500%  01/01/08   1,343.45     64,620   109,000.00    92,163.74   92,163.74   2nd Mtg   Santa Clara
Comm       12.250%  01/01/98   5,104.16    442,592   170,874.59   499,998.81     0.00      2nd Mtg   Contra Costa
Comm       12.000%  06/01/98     497.08       0.00    58,500.00    47,509.78     0.00      1st Mtg   Sonoma
Apts        6.500%  05/01/06     540.83     89,904    75,000.00    96,716.11     0.00      2nd Mtg   Sacramento
Res        12.000%  07/01/98   2,417.24     67,312   235,000.00   214,773.21  214,773.21   2nd Mtg   El Dorado
Res.       13.500%  09/01/08     280.90     18,085    21,635.32    19,134.95     0.00      2nd Mtg   Contra Costa
Comm       12.000%  11/01/98   2,057.23     11,864   200,000.00    53,288.35     0.00      2nd Mtg   San Francisco
Comm       10.000%  12,01/98   1,755.14       0.00   200,000.00   197,552.12     0.00      1st Mtg   Stanislaus
Comm       12.250%  01/01/98   2,601.02  1,126,508   142,856.80   249,999.40     0.00      4th Mtg   Contra Costa
Comm       10.000%  12/01/98   5,046.04       0.00   575,000.00   566,694.43     0.00      1st Mtg   Alameda
Comm.       7.000%  12/01/03   1,151.48    562,500    99,172.75    81,121.58     0.00      2nd Mtg   Alameda
Comm.      12.000%  02/01/99  14,025.08       0.00  1,376,117.03 1,376,117.03    0.00      1st Mtg   Santa Clara
Land       12.000%  07/01/96   1,352.50    494,979   135,250.00   135,250.00  135,250.00   3rd Mtg   Sonoma
Comm.       8.500%  11/07/99     515.73       0.00    72,809.59    72,809.59     0.00      1st Mtg   Sonoma
Land       13.750%  12/20/96   5,524.55     54,724   567,856.74   179,999.88     0.00      2nd Mtg   Stanislaus
Res         8.000%  12/01/00     500.00    148,004    52,500.00    46,272.91     0.00      2nd Mtg   Santa Clara
Apts.       7.000%  02/10/05     234.06     80,250    40,125.00    40,125.00     0.00      2nd Mtg   San Francisco
Res.       12.000%  06/25/94     100.00       0.00    10,000.00    10,000.00     0.00      1st Mtg   Sacramento
Res        12.000%  03/01/98   1,562.62       0.00   280,000.00   153,320.98     0.00      1st Mtg   Alameda
Apts       11.500%  04/01/05     123.79       0.00   150,000.00    12,499.99     0.00      1st Mtg   San Francisco
Comm       12.000%  02/01/11     756.11       0.00    63,000.00    60,526.43   60,526.43   1st Mtg   Alameda
Comm       11.875%  02/01/06   1,566.00       0.00   150,000.00   148,105.17     0.00      1st Mtg   San Mateo


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
                                                                              Principal
                                                                              or Interest
--------- --------- --------- ---------- ----------- ------------ ----------- ------------ --------- --------------

Comm       12.000%  12/31/01   3,486.42   1,955,550   348,641.64  348,641.64     0.00      2nd Mtg   Santa Clara
Land       12.000%  02/01/97   3,822.50        0.00   382,250.00  382,250.00     0.00      1st Mtg   Santa Clara
Comm       12.000%  02/01/99     508.40   1,279,200    49,200.00   49,200.00     0.00      2nd Mtg   Santa Clara
Res.       13.000%  12/01/99     704.17        0.00    65,000.00   65,000.00     0.00      1st Mtg   Ventura
Res.       13.000%  12/01/99     140.83         0.0    65,000.00   13,000.00     0.00      1st Mtg   Ventura
Res.       13.000%  12/01/99     140.83        0.00    65,000.00   13,000.00     0.00      1st Mtg   Ventura
Apts.       7.000%  02/01/98      58.33     265,000    10,000.00   10,000.00     0.00      2nd Mtg   Sacramento
Comm.       9.000%  08/06/02     657.42      30,802    82,873.25   77,869.01     0.00      2nd Mtg   Alameda
Res         7.000%  12/01/99     926.44        0.00   115,140.00  105,097.62     0.00      1st Mtg   San Mateo
Comm        9.000%  05/10/02     670.52        0.00    83,333.33   81,751.22     0.00      1st Mtg   Shasta
Res         8.000%  09/27/00     482.54      96,429    72,380.95   71,428.57     0.00      2nd Mtg   Monterey
Res.        7.000%  05/15/01     850.00        0.00   145,000.00  144,916.53     0.00      1st Mtg   San Mateo
Res         8.000%  09/18/03     166.58        0.00    22,701.51   22,460.90     0.00      1st Mtg   Sonoma
Res         8.000%  09/30/03     170.67        0.00    23,259.09   23,013.72     0.00      1st Mtg   Sonoma
Apts        7.000%  08/01/02   1,545.83        0.00   265,000.00  265,000.00     0.00      1st Mtg   Sacramento

Total                       $91,174.54  $11,075,429  $8,989,186.94 $8,104,984.41  $106,355.04

     Notes: Mortgage Investments calssified as impaired had principal balances totalling $523,300. Impaired Mortgage Investments are defined as Mortgage Investments where the costs of related balances exceeds the anticipated fair value less costs to collect. Interest is no longer accrued thereon.

     Amounts reflected in column G (carrying amount of Mortgage Investments) represents both costs and the tax basis of the Mortgage Investments.

Schedule XII

     Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                                             Year ended December 31,
                                            ----------------------------------------------------------

                                                 1997                  1996                 1995
                                            ---------------       ---------------      ---------------

Balance at beginning of year                    $9,313,924           $10,402,491          $10,993,996
                                            ---------------       ---------------      ---------------
Additions during period:
  New Mortgage Investments                         557,796             2,474,843            2,062,626
  Other                                                  0                     0                    0
                                            ---------------       ---------------      ---------------
                  Total Additions                 $557,796            $2,474,843           $2,062,626
                                            ---------------       ---------------      ---------------


Deductions during period:
  Collections of principal                       1,634,128             3,295,834            2,273,233
  Foreclosures                                           0               267,576              357,461
  Cost of Mortgage Investments sold                      0                     0                    0
  Amortization of Premium                                0                     0                    0
  Other                                            132,608                     0               23,437
                                            ---------------       ---------------      ---------------
                  Total Deductions               1,766,736             3,563,410            2,654,131
                                            ---------------       ---------------      ---------------

Balance at close of year                        $8,104,984            $9,313,924          $10,402,491
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

     The following compensation has been paid to the General Partners and affiliates for services rendered during the year ended December 31, 1997. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving   Description of Compensation and Services Rendered      Amount
Compensation
--------------------------------------------------------------------- ----------
I.
Redwood Mortgage   Mortgage Servicing Fee for servicing Mortgage
                   Investments                                          $39,918

General Partners
&/or Affiliates    Asset Management Fee for managing assets             $0

General Partners   1% interest in profits                               $5,292


     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage   Mortgage Brokerage Commissions for services
                   in connection with the review, selection,
                   evaluation, negotiation, and extension of the
                   Mortgage Investments paid by the borrowers
                   and not by the Partnership                          $10,000

Redwood Mortgage   Processing and Escrow Fees for services in
                   connection with notary, document preparation,
                   credit investigation, and escrow fees payable by
                   the borrowers and not by the Partnership               $273


     III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME....................................................$27,786

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

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 25th day of March, 1998.

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


By:      /S/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /S/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /S/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 25th day of March, 1998.


Signature                      Title                                Date


/S/ D. Russell Burwell
-----------------------
D. Russell Burwell          General Partner                       March 25, 1998


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell          General Partner                       March 25, 1998



/S/ D. Russell Burwell
-----------------------
D. Russell Burwell          President of Gymno Corporation,       March 25, 1998
                            (Principal Executive Officer);
                            Director of Gymno Corporation


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell           Secretary/Treasurer of Gymno         March 25, 1998
                             Corporation (Principal Financial
                             and Accounting Officer);
                             Director of Gymno Corporation