Form 10-Q
period 1998-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 1998-05-14
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                 March 31, 1998
--------------------------------------------------------------------------------
Commission file number             33-12519
-------------------------------------------------------------------------------

                          REDWOOD MORTGAGE INVESTORS VI
             (exact name of registrant as specified in its charter)

        California                                             94-3031211
------------------------- -----------------------------------------------------
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization)                              Identification No.

              650 El Camino Real, Suite G, Redwood City, CA. 94063
--------------------------------------------------------------------------------
                     (address of principal executive office)

                                 (650) 365-5341
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)

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

YES                    NO                             NOT APPLICABLE      XX
    ------------          ---------------                           -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                                 NOT APPLICABLE




                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                            BALANCE SHEETS
                                                    DECEMBER 31, 1997 (audited) AND
                                                      MARCH 31, 1998 (unaudited)

                                                                ASSETS

                                                                    Mar 31, 1998          Dec 31, 1997
                                                                     (unaudited)            (audited)
                                                                  ------------------     ----------------

Cash                                                                       $168,920             $331,143
                                                                  ------------------     ----------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                         8,452,382            8,104,984
  Accrued Interest on Mortgage Investments                                  654,260              617,456
  Advances on Mortgage Investments                                          141,783              127,519
  Accounts receivables, unsecured                                            23,775              161,414
                                                                  ------------------     ----------------
                                                                          9,272,200            9,011,373
  Less allowance for doubtful accounts                                       50,425               28,614
                                                                  ------------------     ----------------
                                                                          9,221,775            8,982,759
                                                                  ------------------     ----------------

Real estate owned, held for sale, acquired through foreclosure              228,180              309,319
Investment in Partnership                                                   722,751              708,141
                                                                  ------------------     ----------------

          Total Assets                                                  $10,341,626          $10,331,362
                                                                  ==================     ================


                                                   LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Deferred Interest                                                              $0                 $898
  Note payable - bank line of credit                                      1,068,000              899,011
                                                                     ---------------      ---------------
          Total Liabilities                                               1,068,000              899,909
                                                                     ---------------      ---------------



Partners Capital:
  Limited Partners capital, subject to redemption, (note 4D):
      net of Formation Loan receivable of $42,208 and $59,521,
          for 1998 and 1997, respectively                                 9,263,860            9,421,687

  General Partners Capital:                                                   9,766                9,766
                                                                     ---------------      ---------------
    Total Partners  capital                                               9,273,626            9,431,453
                                                                     ---------------      ---------------
          Total Liabilities and Partners capital                       $10,341,626          $10,331,362
                                                                     ===============      ===============


See accompanying notes to financial statements.


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (unaudited)

                                        3 mos. ended        3 mos. ended
                                        Mar 31, 1998        Mar 31, 1997
                                         (unaudited)         (unaudited)

Revenues:
  Interest on Mortgage Investments           $198,443         $250,645
  Interest on Bank Deposits                     2,657            1,939
  Late charges, prepayment penalties and        1,953            2,217
fees
                                           -----------      -----------
                                              203,053          254,801
                                           -----------      -----------
Expenses:

 Mortgage Servicing fees                        8,325            9,247
 Clerical costs through Redwood Mortgage        6,319            7,341
 Interest and line of credit cost              20,296           34,860
 Provision for losses on real estate
acquired
  through foreclosure and doubtful             21,811           50,200
accounts
 Professional Services                         11,288           11,067
 Other                                          6,024            5,268
                                           -----------      -----------
                                               74,063          117,983
                                           -----------      -----------

Net Income                                   $128,990         $136,818
                                           ===========      ===========

Net Income: to General Partners (1%)           $1,290           $1,368
                     to Limited Partners     $127,700         $135,450
(99%)
                                           ===========      ===========
                                             $128,990         $136,818
                                           ===========      ===========

Net income for $1,000 invested by
Limited
  Partners for  entire period
  - where income is reinvested and             $13.48           $12.90
compounded
                                           ===========      ===========
  - where Partner received income in
monthly
       distributions                           $13.42           $12.85
                                           ===========      ===========

See accompanying notes to Financial Statements


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                       FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                           THE THREE MONTHS ENDED MARCH 31, 1998 (unaudited)

                                                                    PARTNERS CAPITAL
                                   -------------------------------------------------------------------------------------
                                               LIMITED PARTNERS CAPITAL
                                   --------------------------------------------------
                                      Capital
                                      Account         Formation                            General
                                      Limited            Loan                             Partners
                                     Partners         Receivable          Total            Capital            Total
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1994        $11,974,419       $(246,505)        $11,727,914          $9,766        $11,737,680

Formation Loan collections                     0           59,581             59,581               0             59,581
Net income                               612,165                0            612,165           6,183            618,348
Early withdrawal penalties               (4,336)            2,747            (1,589)               0            (1,589)
Partners  withdrawals                (1,185,532)                0        (1,185,532)         (6,183)        (1,191,715)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1995         11,396,716        (184,177)         11,212,539          $9,766         11,222,305

Formation Loan collections                     0           56,803             56,803               0             56,803
Net income                               582,280                0            582,280           5,882            588,162
Early withdrawal penalties               (8,721)            5,525            (3,196)               0            (3,196)
Partners  withdrawals                (1,463,174)                0        (1,463,174)         (5,882)        (1,469,056)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1996         10,507,101        (121,849)         10,385,252           9,766         10,395,018

Formation Loan collections                     0           53,833             53,833                0            53,833
Net Income                               523,895                0            523,895            5,292           529,187
Early withdrawal penalties              (13,409)            8,495            (4,914)                0           (4,914)
Partners  withdrawals                (1,536,379)                0        (1,536,379)          (5,292)       (1,541,671)
                                   --------------    -------------     --------------    -------------    --------------

Balances at December 31, 1997         $9,481,208        ($59,521)         $9,421,687           $9,766        $9,431,453

Formation Loan collections                     0           15,582             15,582                0            15,582
Net Income                               127,700                0            127,700            1,290           128,990
Early withdrawal penalties               (2,733)            1,731            (1,002)                0           (1,002)
Partners  withdrawals                  (300,107)                0          (300,107)          (1,290)         (301,397)
                                   --------------    -------------     --------------    -------------    --------------

Balances at March 31, 1998            $9,306,068        $(42,208)         $9,263,860           $9,766        $9,273,626
                                   ==============    =============     ==============    =============    ==============

See accompanying notes to financial statements


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED MARCH 31, 1998 and MARCH 31, 1997 (unaudited)


                                                          Mar 31, 1998          Mar 31, 1997
                                                           (unaudited)           (unaudited)
                                                         ----------------      ----------------
Cash flows from operating activities:
  Net income                                                    $128,990              $136,818
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                               21,625                36,766
    Provision for Losses on real estate held for sale                186                13,434
    Early withdrawal penalty credited to income                  (1,002)               (1,172)
    (Increase) decrease in assets:
       Accrued interest & advances                              (51,068)             (118,683)
       Prepaid expenses and other assets                               0                     0
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                           0                     0
       Deferred Interest on Mortgage Investments                   (898)              (18,522)
                                                         ----------------      ----------------

      Net cash provided by operating activities                   97,833                48,641
                                                         ----------------      ----------------

Cash flows from investing activities:
  Principal collected on Mortgage Investments                    146,395                95,942
  Mortgage Investments made                                    (493,793)              (31,063)
  Additions to real estate held for sale                         (4,346)              (26,726)
  Dispositions of real estate held for sale                      223,124               320,121
  Investment in Partnership                                     (14,610)              (44,695)
                                                         ----------------      ----------------

    Net cash provided by (used in) investing activities        (143,230)               313,579
                                                         ----------------      ----------------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                    168,989              (55,500)
 Partners withdrawals                                          (301,397)             (383,418)
 Formation Loan collections                                       15,582                15,582
                                                         ----------------      ----------------

    Net cash provided by (used in) financing activities        (116,826)             (423,336)
                                                         ----------------      ----------------

Net increase (decrease) in cash                                (162,223)              (61,116)

Cash - beginning of period                                       331,143               180,597
                                                         ----------------      ----------------

Cash - end of period                                            $168,920              $119,481
                                                         ================      ================

See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

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

     A. Sales Commissions - Formation Loan Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds were paid by Redwood Mortgage., an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership loaned to Redwood Mortgage $623,255 (the Formation Loan) relating to contributed capital of $9,781,366. The Formation Loan is unsecured, and is being repaid, without interest, over ten years, commencing December 31, 1989.

     The following reflects transactions in the Formation Loan account through March 31, 1998:

       Amount loaned during 1987,1988 and 1989                                 $623,255
       Less:
         Cash repayments                                       $528,877
         Allocation of early withdrawal penalties                52,170         581,047
                                                            ============     -----------

       Balance March 31, 1998                                                   $42,208
                                                                             ===========

     The Formation Loan, which is receivable from Redwood Mortgage, an affiliate of the General Partners, has been deducted from Limited Partners capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

B. Management Estimates

     In preparing the financial statements, management is required to make estimates based on the information available that affects the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for doubtful accounts, including the valuation of impaired mortgage investments, and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

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

     At March 31, 1998, December, 31, 1997, 1996 and 1995, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $0, $0, $13,006 and $45,933, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of March 31, 1998, the average mortgage investment to appraised value of security at the time the loans were consummated was 68.96%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of March 31, 1998 and December 31, 1997 and 1996:

                                                 March 31,           December 31,            December 31,
                                                   1998                  1997                  1996
                                              ----------------      ----------------      ----------------

Costs of properties                                  $368,031              $449,319            $1,743,382
Reduction in value                                    139,851               140,000               302,375
                                              ----------------      ----------------      ----------------

Fair value reflected in financial statements         $228,180              $309,319            $1,441,007
                                              ================      ================      ================

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

F. Investment in Partnership (see note 5)

     The Partnership accounts for its investment in a partnership as an investment in real estate, which is at the lower of costs or fair value, less estimated costs to sell. At March 31, 1998, cost is considered less than fair value and the investment is stated at cost in the financial statements.

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of March 31, 1998, December 31, 1997 and 1996 was a follows:

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)


                                                 March 31,           December 31,            December 31,
                                                   1998                  1997                  1996
                                              ----------------      ----------------      ----------------

Impaired Mortgage Investments                              $0                    $0               $13,006
Unspecified Mortgage Investments                       26,650                13,432                59,844
Accounts receivable, unsecured                         23,775                15,182               180,000
                                              ================      ================      ================
                                                      $50,425               $28,614              $252,850
                                              ================      ================      ================

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

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $8,325, $39,918, and $44,565, were incurred for three months ended March 31, 1998, and for years 1997 and 1996.

6
C. Asset Management Fee

     The General Partners are authorized to receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 19 (3/8 of 1% annual). There were no management fees incurred for the three months ended March 31, 1998, and for years 1997 and 1996 respectively.

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

F. Operating Expenses

     The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1996, 1997, and three months period ended March 31, 1998, clerical costs totaling $31,838 $27,786 and $6,319, respectively, were reimbursed to Redwood Mortgage and are included in expenses in the Statements of Income.

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

D. Withdrawal From Partnership

     A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by March 31, 1998. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land acquired through foreclosure, located in East Palo Alto, CA, with costs totalling $722,751 has been invested with that of two other Partnerships (total cost to date, primarily land, of $1,488,817) in a partnership which is in the process of constructing approximately 63 single family homes for sale. Redwood Mortgage Investors V, VI, and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The Partnership originally had a bank line of credit secured by its Mortgage Investment portfolio up to $2,500,000 at 1% over prime. The balances were $1,530,511 and $899,011 at December 31, 1996 and 1997, respectively, and the interest rate at December 31, 1997 was 9.5% (8.50% prime + 1%). Commencing January 1, 1998, the Partnership had reduced its borrowing limit to $2,000,000 with same conditions as previously stipulated. Balance at March 31, 1998, was $1,068,000 and the Partnership was current in its interest payment. The line of credit expires December 31, 1998.

NOTE 7 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $23,775.

     Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:


                                                          March 31,             Dec. 31              Dec. 31
                                                             1998                1997                 1996
                                                        ---------------      --------------       --------------


Net assets - Partners Capital per financial                $9,273,626          $9,431,453          $10,395,018
statements
Formation Loan receivable                                       42,208              59,521              121,849
Allowance for doubtful accounts                                 50,425              28,614              252,850
                                                        ===============      ==============       ==============
Net assets tax basis                                        $9,366,259          $9,519,588          $10,769,717
                                                        ===============      ==============       ==============

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

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $8,452,382. The March 31, 1998 fair value of these investments of $8,475,037 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                     NOTES TO FINANCIAL STATEMENTS
                                                    DECEMBER 31, 1997 (audited) AND
                                                      MARCH 31, 1998 (unaudited)

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage  Investments  are secured by recorded deeds of trust. At March
31, 1998, there were 59 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                       59
Total Mortgage Investments outstanding                                   $8,452,382

Average Mortgage Investment outstanding                                    $143,261
Average Mortgage Investment as percent of total                               1.69%
Average Mortgage Investment as percent of Partners Capital                   1.54%

Largest Mortgage Investment outstanding                                  $1,376,117
Largest Mortgage Investment as percent of total                              16.28%
Largest Mortgage Investment as percent of Partners  Capital                  14.84%

Number of counties where security is located (all California)                    14
Largest percentage of Mortgage Investments in one county                     28.86%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                                     68.96%
Number of Mortgage Investments in foreclosure                                     4

The following categories of mortgage investments are pertinent at March 31, 1998, and December 31, 1997 and 1996:




                                                  March 31            December 31           December 31
                                                    1998                 1997                   1996
                                               ---------------      ----------------      -----------------
First Trust Deeds                                  $4,474,974            $4,588,169             $4,928,794
Second Trust Deeds                                  3,330,953             2,869,543              3,729,581
Third Trust Deeds                                     396,455               397,273                405,567
Fourth Trust Deeds                                    250,000               249,999                249,982
                                               ---------------      ----------------      -----------------
  Total mortgage investments                        8,452,382             8,104,984              9,313,924
Prior liens due other lenders                      16,241,184            11,075,429             17,200,385
                                                                    ----------------      -----------------
                                               ===============
  Total debt                                      $24,693,566           $19,180,413            $26,514,309
                                               ===============      ================      =================

Appraised property value at time of loan          $35,810,217           $28,422,684            $40,225,303
                                               ===============      ================      =================

Total investments as a percent of appraisals           68.96%                67.48%                 65.91%
                                               ===============      ================      =================

Investments by Type of Property

Owner occupied homes                                 $943,166            $1,057,067             $1,443,835
Non-Owner occupied homes                              379,153               380,142                973,498
Apartments                                          1,261,995               791,755                786,362
Commercial                                          5,868,068             5,876,020              6,110,229
                                               ===============      ================      =================
                                                   $8,452,382            $8,104,984             $9,313,924
                                               ===============      ================      =================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

     Scheduled maturity dates of mortgage investments as of March 31, 1998 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1998                                    $3,776,304
                            1999                                     1,898,255
                            2000                                       407,601
                            2001                                       504,729
                            2002                                       424,225
                         Thereafter                                  1,441,268
                                                               ================
                                                                    $8,452,382
                                                               ================

     The  scheduled   maturities   for  1998  include   $2,267,032  in  Mortgage
Investments which are past maturity at March 31, 1998. $54,493 of those Mortgage Investments were categorized as delinquent over 90 days.

     Six Mortgage Investments with principal outstanding of $498,207 had interest payments overdue in excess of 90 days.

     The cash balance at March 31, 1998 of $168,920 was in one bank with interest bearing balances totalling $146,234. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $68,920. As and when deposits in the Partnerships bank accounts increase significantly beyond the insured limit, the funds are either placed in new Mortgage Investments or used to pay down on the line of credit balance.

     Managements Discussion and Analysis of Financial Condition and Results of Operations

     On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totalled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On March 31, 1998, the Partnerships net capital totalled $9,273,626.

     The Partnership began funding Mortgage Investments in October 1987. The Partnerships Mortgage Investments outstanding for the years ended December 31, 1995, 1996, 1997 and the three months through March 31, 1998, were $10,402,491,
$9,313,924,  $8,104,984,  and $8,452,382 respectively.  The decrease in Mortgage
Investments outstanding of $1,088,567 from December 31, 1995 to December 31, 1996, was due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations. The decrease in Mortgage Investments outstanding of $861,542 from December 31, 1996 to March 31, 1998, was again due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations. During the years 1996, 1997, and three months period to March 31, 1998, Mortgage Investment principal collections exceeded Limited Partner liquidations.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1998 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners experience, the General Partners anticipate that the annualized yield this year will range only slightly higher from the past year.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. The outstanding balance of the bank line of credit was $2,041,011, $1,530,511, $899,011 and $1,068,000 for the years ended December 1995, 1996, 1997 and three months through March 31, 1998, respectively. The interest rate on the bank line of credit has remained at Prime plus one percent for the preceding three years. For the three months ended March 31, 1998, and the years ended December 31, 1997, 1996 and 1995, interest on Note Payable-Bank was $20,296, $133,577, $158,175 and
$212,915 respectively. The primary reason for this decrease was that the Partnership had a lower overall credit facility utilization from 1995 to 1996 and from 1996 to March 31, 1998. As of March 31, 1998, the Partnership has borrowed $1,068,000 at an interest rate of Prime plus one percent. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership usually bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit.

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty- one years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of March 31, 1998, there were four properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrowers payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $344,807, $312,684, $268,101 and $21,811 as provision for doubtful accounts for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and for the three months through March 31, 1998, respectively. The decrease in the provision reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. Additionally, the General Partners felt that the bottom of the real estate cycle had been reached, reflecting a decreasing need to set aside reserves for the continuously declining real estate values as had been the case in the early 1990s in the California real estate market. As of March 31, 1998, the Partnership reduced the REO balance from $1,501,712 as of December 31, 1995, to $228,180 through March 31, 1998. This reduction will assist the Partnership in increasing yields in 1998, as assets previously lying idle, may now produce current income.

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

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto, CA, with costs totalling $722,751, $708,141 and $496,040 for the three months ended March 31, 1998 and for the years ended December 31, 1997 and 1996, respectively has been invested with that of two other Partnerships in a partnership which is in the process of obtaining approval for constructing approximately 63 single family homes for sale. (The Development). The proposed Development has gained significant public awareness. Incorporated into the proposed Development are various mitigation measures not limited to, mitigation of hazardous materials existing on the property, endangered species, and proximity to the San Francisco Baylands. The preceding issues and others have sparked significant public controversy. Opposition both for and against the proposed Development exists. Notwithstanding the above, the General Partners believe that pursuit of the proposed Development approval to be in the interest of the Partnership. This investment has been classified in the financial statements as Investment in Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996, 1997, and three months through March 31, 1998, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $296,915, $288,796, $252,378 and $57,159 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and three months to March 31, 1998 to Limited Partners capital accounts and not withdrawn was $315,250, $293,484, $271,517 and $70,541 respectively. As of December 31, 1995, December 31, 1996 and December 31, 1997, Limited Partners electing to withdraw earnings represented 50 %, 49 % and 46% of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and for the three months ended March 31, 1998, $43,364, $96,362, $159,732 and $33,301 respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide

Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996, December 31, 1997, and three months through March 31, 1998, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and the three months through March 31, 1998, $849,589, $1,086,737, $1,137,677 and $212,380 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed (which has), the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

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

     The following compensation has been paid to the General Partners and affiliates for services rendered during the three months ended march 31, 1998. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving    Description of Compensation and Services Rendered    Amount
Compensation
---------------------- ---------------------------------------------- ----------
I.
Redwood Mortgage    Mortgage Servicing Fee for servicing Mortgage
                    Investments                                          $8,325

General Partners
&/or Affiliates     Asset Management Fee for managing assets                 $0

General Partners    1% interest in profits                               $1,290


     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage       Mortgage Brokerage Commissions for services
                       in connection with the review, selection,
                       evaluation, negotiation, and extension of the
                       Mortgage Investments paid by the borrowers
                       and not by the Partnership                          $0

Redwood Mortgage       Processing and Escrow Fees for services in
                       connection with notary, document preparation,
                       credit investigation, and escrow fees payable by
                       the borrowers and not by the Partnership            $0


     III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.......................................$6,319

     As of March 31, 1998, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deeds                                   $4,474,974.18
Appraised Value of Properties                        6,709,856.00
   Total Investment as a % of Appraisal                    66.69%

First Trust Deeds                                   $4,474,974.18
Second Trust Deed Mortgage Investments               3,330,953.10
Third Trust Deed Mortgage Investments                  396,455.27
Fourth Trust Deed Mortgage Investments*                249,999.40
                                              --------------------
                                                     8,452,381.95

First Trust Deeds due other Lenders                 15,072,549.00
Second Trust Deeds due other Lenders                   990,064.00
Third Trust Deeds due other Lenders                    178,571.00

Total Debt                                         $24,693,565.95

   Appraised Property Value                        $35,810,217.00
   Total Investments as a % of Appraisal                   68.96%


Number of Mortgage Investments Outstanding                     59


Average Investment                                     143,260.71
Average Investment as a % of Net Assets                     1.54%
Largest Investment Outstanding                       1,376,117.03
Largest Investment as a % of Net Assets                    14.84%


Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                          52.94%
Second Trust Deeds                                         39.41%
Third Trust Deeds                                           4.69%
Fourth Trust Deeds                                          2.96%
                                              --------------------
                                                          100.00%
Total

Mortgage Investments by Type          Amount              Percent
of Property

Owner Occupied Homes                  $943,165.71          11.16%
Non-Owner Occupied Homes               379,153.72           4.49%
Apartments                           1,261,994.66          14.93%
Commercial                           5,868,067.86          69.42%
                                 -----------------     -----------
Total                               $8,452,381.95         100.00%

*Footnote on following page

     The following is a distribution of Mortgage Investments outstanding as of March 31, 1998 by Counties.

Santa Clara               $2,439,676.92           28.86%
Alameda                    1,888,579.28           22.34%
San Mateo                  1,138,979.19           13.48%
Contra Costa                 768,939.59            9.10%
Sacramento                   634,125.81            7.50%
San Francisco                394,843.33            4.67%
Stanislaus                   371,788.36            4.40%
Sonoma                       300,871.11            3.56%
El Dorado                    214,773.21            2.54%
Ventura                       91,000.00            1.08%
Shasta                        81,577.76            0.97%
Monterey                      71,354.46            0.84%
Santa Cruz                    35,620.44            0.42%
Solano                        20,252.49            0.24%
                     -------------------      -----------

Total                     $8,452,381.95            1.00%


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


Statement of Condition of Mortgage Investments:

         Number of Mortgage Investments in Foreclosure               4

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                                    (a) Exhibits
                                            Not Applicable

                                    (b) Form 8-K
                     The registrant has not filed any reports on Form 8-K during the three month period ending March 31, 1998.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of May, 1998.

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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of May, 1998.


Signature                        Title                                Date


/s/ D. Russell Burwell
-----------------------
D. Russell Burwell          General Partner                        May 12, 1998


/s/ Michael R. Burwell
-----------------------
Michael R. Burwell          General Partner                        May 12, 1998



/s/ D. Russell Burwell
-----------------------
D. Russell Burwell         President of Gymno Corporation,         May 12, 1998
                           (Principal Executive Officer);
                            Director of Gymno Corporation


/s/ Michael R. Burwell
-----------------------
Michael R. Burwell        Secretary/Treasurer of Gymno             May 12, 1998
                          Corporation (Principal Financial
                          and Accounting Officer);
                          Director of Gymno Corporation