Form 10-Q
period 1998-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 1998-08-13
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                 June 30, 1998
------------------------------------------------ -------------------------------
Commission file number                           33-12519
------------------------------------------------ -------------------------------

                          REDWOOD MORTGAGE INVESTORS VI
             (exact name of registrant as specified in its charter)

           California                                             94-3031211
-------------------------- -----------------------------------------------------
 (State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                              Identification No.

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

YES                       NO               NOT APPLICABLE           XX
-------------        ----------------                  ----------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                                 NOT APPLICABLE

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                            BALANCE SHEETS
                                                    DECEMBER 31, 1997 (audited) AND
                                                       JUNE 30, 1998 (unaudited)

                                                                ASSETS

                                                                    June 30, 1998         Dec 31, 1997
                                                                     (unaudited)            (audited)
                                                                  ------------------     ----------------

Cash                                                                       $703,664             $331,143
                                                                  ------------------     ----------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                         8,090,234            8,104,984
  Accrued Interest on Mortgage Investments                                  638,767              617,456
  Advances on Mortgage Investments                                          142,265              127,519
  Accounts receivables, unsecured                                            23,776              161,414
                                                                  ------------------     ----------------
                                                                          8,895,042            9,011,373
  Less allowance for doubtful accounts                                      165,941               28,614
                                                                  ------------------     ----------------
                                                                          8,729,101            8,982,759
                                                                  ------------------     ----------------

Real estate owned, held for sale, acquired through foreclosure              232,159              309,319
Investment in Partnership                                                         0              708,141
                                                                  ------------------     ----------------

          Total Assets                                                   $9,664,924          $10,331,362
                                                                  ==================     ================


                                                   LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Deferred Interest                                                              $0                 $898
  Accounts payable                                                           53,010                    0
  Note payable - bank line of credit                                        500,000              899,011
                                                                     ---------------      ---------------
          Total Liabilities                                                 553,010              899,909
                                                                     ---------------      ---------------



Partners Capital:
  Limited Partners capital, subject to redemption, (note 4D):
      net of Formation Loan receivable of $28,645 and $59,521,
          for 1998 and 1997, respectively                                 9,102,148            9,421,687

  General Partners Capital:                                                   9,766                9,766
                                                                     ---------------      ---------------
    Total Partners capital                                                9,111,914            9,431,453
                                                                     ---------------      ---------------
          Total Liabilities and Partners capital                          9,664,924          $10,331,362
                                                                     ===============      ===============


See accompanying notes to financial statements.


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (unaudited)

                                           6 mos.        6 mos. ended      3 mos. ended      3 mos. ended
                                           ended
                                          June 30,       June 30, 1997       June 30,       June 30, 1997
                                            1998                               1998
                                        (unaudited)       (unaudited)      (unaudited)       (unaudited)

Revenues:
  Interest on Mortgage Loans                 434,317          $504,421         $235,874         $253,776
  Interest on Bank Deposits                    5,068             2,769            2,411              830
  Late Charges & Other                         5,307             2,759            3,354              542
  Miscellaneous                                2,285             6,845            2,285            6,845
  Gain on Sale of Property                   145,443                 0          145,443                0
                                           ----------       -----------      -----------      -----------
                                             592,420           516,794          389,367          261,993
                                           ----------       -----------      -----------      -----------

Expenses:

 Mortgage Servicing Fee                       30,108            16,520           21,783            7,273
 General Partners asset  management fees        976                 0              976                0
 Clerical costs through Redwood Mortgage      12,515            14,411            6,196            7,070
 Interest and line of credit cost             35,411            70,747           15,115           35,887
 Provision for loss on real estate
 acquired through foreclosure and
 doubtful accounts                           231,377           117,281          209,566           67,081
 Professional Services                        16,828            18,730            5,540            7,663
 Other                                         9,634             8,499            3,610            3,231
                                           ----------       -----------      -----------      -----------
                                             336,849           246,188          262,786          128,205
                                           ----------       -----------      -----------      -----------

Net Income                                  $255,571          $270,606         $126,581         $133,788
                                           ==========       ===========      ===========      ===========

Net Income: to General Partners (1%)           2,556             2,706            1,266            1,338
            to Limited Partners (99%)        253,015           267,900          125,315          132,450
                                           ==========       ===========      ===========      ===========
                                            $255,571           270,606          126,581          133,788
                                           ==========       ===========      ===========      ===========

Net income for $1,000 invested by
Limited Partners for  entire period
  - where income is reinvested and            $27.15            $25.99           $13.48           $12.92
compounded                                 ==========       ===========      ===========      ===========
  - where Partner received income in
monthly distributions                         $26.84            $25.72           $13.42           $12.87
                                           ==========       ===========      ===========      ===========

See accompanying notes to Financial Statements


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                       FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                            THE SIX MONTHS ENDED JUNE 30, 1998 (unaudited)


                                                                    PARTNERS CAPITAL
                                   -------------------------------------------------------------------------------------
                                               LIMITED PARTNERS CAPITAL
                                   --------------------------------------------------
                                      Capital
                                      Account         Formation                            General
                                      Limited            Loan                             Partners
                                     Partners         Receivable          Total            Capital            Total
                                   --------------    -------------    ---------------    ------------     --------------
Balances at December 31, 1994        $11,974,419       $(246,505)        $11,727,914          $9,766        $11,737,680

Formation Loan collections                     0           59,581             59,581               0             59,581
Net income                               612,165                0            612,165           6,183            618,348
Early withdrawal penalties               (4,336)            2,747            (1,589)               0            (1,589)
Partners  withdrawals                (1,185,532)                0        (1,185,532)         (6,183)        (1,191,715)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1995         11,396,716        (184,177)         11,212,539          $9,766         11,222,305

Formation Loan collections                     0           56,803             56,803               0             56,803
Net income                               582,280                0            582,280           5,882            588,162
Early withdrawal penalties               (8,721)            5,525            (3,196)               0            (3,196)
Partners  withdrawals                (1,463,174)                0        (1,463,174)         (5,882)        (1,469,056)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1996         10,507,101        (121,849)         10,385,252           9,766         10,395,018

Formation Loan collections                     0           53,833             53,833                0            53,833
Net Income                               523,895                0            523,895            5,292           529,187
Early withdrawal penalties              (13,409)            8,495            (4,914)                0           (4,914)
Partners  withdrawals                (1,536,379)                0        (1,536,379)          (5,292)       (1,541,671)
                                   --------------    -------------     --------------    -------------    --------------

Balances at December 31, 1997         $9,481,208        ($59,521)         $9,421,687           $9,766        $9,431,453

Formation Loan collections                     0           27,701             27,701                0            27,701
Net Income                               253,015                0            253,015            2,556           255,571
Early withdrawal penalties               (5,011)            3,175            (1,836)                0           (1,836)
Partners  withdrawals                  (598,419)                0          (598,419)          (2,556)         (600,975)
                                   --------------    -------------     --------------    -------------    --------------

Balances at June 30, 1998             $9,130,793        $(28,645)         $9,102,148           $9,766        $9,111,914
                                   ==============    =============     ==============    =============    ==============

See accompanying notes to financial statements


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 and JUNE 30, 1997 (unaudited)


                                                          June 30, 1998         June 30, 1997
                                                           (unaudited)           (unaudited)
                                                         ----------------      ----------------
Cash flows from operating activities:
  Net income                                                    $255,571              $270,606
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                              231,191                66,230
    Provision for Losses on real estate held for sale                186                51,051
    Early withdrawal penalty credited to income                  (1,836)               (5,052)
    (Increase) decrease in assets:
       Accrued interest & advances                              (40,266)             (161,279)
       Prepaid expenses and other assets                               0                     0
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                      53,010                     0
       Deferred Interest on Mortgage Investments                   (898)              (18,522)
                                                         ----------------      ----------------

      Net cash provided by operating activities                  496,958               203,034
                                                         ----------------      ----------------

Cash flows from investing activities:
  Principal collected on Mortgage Investments                  1,124,708               555,905
  Mortgage Investments made                                  (1,062,161)             (282,778)
  Additions to real estate held for sale                        (10,528)              (57,816)
  Dispositions of real estate held for sale                       87,688               372,838
  Investment in Partnership                                      708,141              (72,519)
  Accounts receivable unsecured                                        0                 (867)
                                                         ----------------      ----------------

    Net cash provided by (used in) investing activities          847,848               514,763
                                                         ----------------      ----------------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                  (399,011)                58,500
 Partners withdrawals                                          (600,975)             (802,064)
 Formation Loan collections                                       27,701                34,190
                                                         ----------------      ----------------

    Net cash provided by financing activities                  (972,285)             (709,374)
                                                         ----------------      ----------------

Net increase in cash                                             372,521                 8,423

Cash - beginning of period                                       331,143               180,597
                                                         ----------------      ----------------

Cash - end of period                                            $703,664              $189,020
                                                         ================      ================

See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

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

     The following reflects transactions in the Formation Loan account through June 30, 1998:

      Amount loaned during 1987,1988 and 1989                           $623,255
      Less:
         Cash repayments                                   $540,996
         Allocation of early withdrawal penalties            53,614      594,610
                                                        ============    --------

       Balance June 30, 1998                                             $28,645
                                                                      ==========


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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

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

     At June 30, 1998, December, 31, 1997, 1996 and 1995, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $0, $0, $13,006 and $45,933, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of June 30, 1998, the average mortgage investment to appraised value of security at the time the loans were consummated was 65.73%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of June 30, 1998 and December 31, 1997 and 1996:

                                      June 30,     December 31,     December 31,
                                        1998           1997              1996
                                  -------------- ----------------  -------------

Costs of properties                   $372,010       $449,319         $1,743,382
Reduction in value                     139,851        140,000            302,375
                                  -------------- ----------------   ------------

Fair value reflected
in financial statements               $232,159       $309,319         $1,441,007
                                  ==============  ================   ===========

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of June 30, 1998, December 31, 1997 and 1996 was a follows:

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)


                                       June 30,      December 31,   December 31,
                                         1998           1997          1996
                                 --------------    -------------- --------------

Impaired Mortgage Investments             $0                $0           $13,006
Unspecified Mortgage Investments     142,165            13,432            59,844
Accounts receivable, unsecured        23,776            15,182           180,000
                               ================    =============== =============
                                    $165,941           $28,614          $252,850
                               ================    =============== =============

J. Net Income Per $1,000 Invested

     Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who have their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the Limited partners pro rata share of Partners Capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options. However, the net income per $1,000 average invested has approximated those reflected for those whose investments and options have remained constant.

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

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $30,108, $39,918, and $44,565, were incurred for six months ended June 30, 1998, and for years 1997 and 1996.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            June 30, 1998 (unaudited)

C. Asset Management Fees

     The General Partners are authorized to receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annual). There were no management fees incurred for the years 1997 and 1996 respectively. For six months through June 30, 1998, $976 in management fees was paid to the General Partners

D. Other Fees

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

F. Operating Expenses

     The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1996, 1997, and six months period ended June 30, 1998, clerical costs totaling $31,838 $27,786 and $12,515, respectively, were reimbursed to Redwood Mortgage and are included in expenses in the Statements of Income.

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

D. Withdrawal From Partnership

     A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by June 30, 1998. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land located in East Palo Alto, CA., was acquired through foreclosure. The Partnership interest is invested with that of two other Partnerships. The Partnerships had been attempting to develop the property into single family residences. Significant community resistance, as well as environmental, and fish and wildlife concerns affected efforts to obtain the required approvals. The Partnership in resolving disputes which arose during the course of the Partnerships attempt to obtain entitlements to develop the property, entered into agreements on May 8, 1998 with Rhone-Poulanc, Inc. These agreements among other things, restrict the property to non-residential uses, provide for appropriate indemnifications, and other consideration including the payment of cash. The Partnership still retains liability for the remediation of pesticide contamination affecting the property. Investigation of remediation options are ongoing. At this time management does not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The Partnership originally had a bank line of credit secured by its Mortgage Investment portfolio up to $2,500,000 at 1% over prime. The balances were $1,530,511 and $899,011 at December 31, 1996 and 1997, respectively, and the interest rate at December 31, 1997 was 9.5% (8.50% prime + 1%). Commencing January 1, 1998, the Partnership had reduced its borrowing limit to $2,000,000 with same conditions as previously stipulated. Balance at June 30, 1998, was $500,000 and the Partnership was current in its interest payment. The line of credit expires December 31, 1998.

NOTE 7 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $23,776.

     Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:


                                          June 30      Dec. 31        Dec. 31
                                            1998         1997           1996
                                       ----------   ----------    --------------
Net assets - Partners Capital
per financial statements              $9,111,914    $9,431,453       $10,395,018
Formation Loan receivable                 28,645        59,521           121,849
Allowance for doubtful accounts          165,941        28,614           252,850
                                      ===========  ===========    ==============
Net assets tax basis                  $9,306,500    $9,519,588       $10,769,717
                                      ===========  ===========    ==============

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

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $8,090,234. The June 30, 1998 fair value of these investments of $8,318,633 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At June 30, 1998, there were 56 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    56
Total Mortgage Investments outstanding                                $8,090,234
Average Mortgage Investment outstanding                                 $144,468
Average Mortgage Investment as percent of total                            1.79%
Average Mortgage Investment as percent of Partners Capital                 1.59%

Largest Mortgage Investment outstanding                               $1,376,117
Largest Mortgage Investment as percent of total                           17.01%
Largest Mortgage Investment as percent of Partners Capital                15.10%

Number of counties where security is located (all California)                 13
Largest percentage of Mortgage Investments in one county                  28.31%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                                  65.73%
Number of Mortgage Investments in foreclosure                                  4

     The following categories of mortgage investments are pertinent at June 30, 1998, and December 31, 1997 and 1996:



                                                  June 30             December 31           December 31
                                               ---------------      ----------------      -----------------
                                                    1998                 1997                   1996

First Trust Deeds                                  $4,165,907            $4,588,169             $4,928,794
Second Trust Deeds                                  3,278,333             2,869,543              3,729,581
Third Trust Deeds                                     395,994               397,273                405,567
Fourth Trust Deeds                                    250,000               249,999                249,982
                                               ---------------      ----------------      -----------------
  Total mortgage investments                        8,090,234             8,104,984              9,313,924
Prior liens due other lenders                      12,195,399            11,075,429             17,200,385
                                                                    ----------------      -----------------
                                               ===============
  Total debt                                      $20,285,633           $19,180,413            $26,514,309
                                               ===============      ================      =================

Appraised property value at time of loan          $30,862,537           $28,422,684            $40,225,303
                                               ===============      ================      =================

Total investments as a percent of appraisals           65.73%                67.48%                 65.91%
                                               ===============      ================      =================

Investments by Type of Property

Owner occupied homes                                 $526,421            $1,057,067             $1,443,835
Non-Owner occupied homes                              378,138               380,142                973,498
Apartments                                            778,097               791,755                786,362
Commercial                                          6,407,578             5,876,020              6,110,229
                                               ===============      ================      =================
                                                   $8,090,234            $8,104,984             $9,313,924
                                               ===============      ================      =================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

     Scheduled maturity dates of mortgage investments as of June 30, 1998 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1998                                    $2,465,055
                            1999                                     3,346,785
                            2000                                       274,065
                            2001                                       504,715
                            2002                                       423,821
                         Thereafter                                  1,075,793
                                                               ================
                                                                    $8,090,234
                                                               ================

     The  scheduled   maturities   for  1998  include   $1,416,459  in  Mortgage
Investments which are past maturity at June 30, 1998. $54,493 of those Mortgage Investments were categorized as delinquent over 90 days.

     Six Mortgage Investments with principal outstanding of $325,445 had interest payments overdue in excess of 90 days.

     The cash balance at June 30, 1998 of $703,664 was in two banks with interest bearing balances totalling $337,781. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $503,664. As and when deposits in the Partnerships bank accounts increase significantly beyond the insured limit, the funds are either placed in new Mortgage Investments or used to pay down on the line of credit balance.

     Managements Discussion and Analysis of Financial Condition and Results
                                  of Operations

     On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totalled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On June 30, 1998, the Partnerships net capital totalled $9,111,914

     The Partnership began funding Mortgage Investments in October 1987. The Partnerships Mortgage Investments outstanding for the years ended December 31, 1995, 1996, 1997 and the six months through June 30, 1998, were $10,402,491,
$9,313,924,  $8,104,984,  and $8,090,234 respectively.  The decrease in Mortgage
Investments outstanding of $1,088,567 from December 31, 1995 to December 31, 1996, was due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations. The decrease in Mortgage Investments outstanding of $1,223,690 from December 31, 1996 to June 30, 1998, was again due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations and line of credit pay-down. During the years 1996, 1997, and six months period to June 30, 1998, Mortgage Investment principal collections exceeded Limited Partner liquidations.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1998 over the next 12 months. As of June 30, 1998 the Partnerships Real Estate Owned account and the Investment in Partnership account have been reduced to a combined $232,159 balance. These accounts had combined balances of $1,017,460 and $ 1,937,047 as of December 31, 1997 and 1996, respectively. The conversion of these non-earning assets will allow the Partnership to produce current income from previously non earning assets. The overall effect of these developments will allow the Partnerships yield to rise. The General Partners anticipate that the annualized yield for the remaining six months and for the year 1998 will be higher than the previous years performance level.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. The outstanding balance of the bank line of credit was $2,041,011, $1,530,511, $899,011 and $500,000 for the years ended December 1995, 1996, 1997 and six months through June 30, 1998, respectively. The interest rate on the bank line of credit has remained at Prime plus one percent for the preceding three years. For the six months ended June 30, 1998, and the years ended December 31, 1997, 1996 and 1995, interest on Note Payable-Bank was $35,411, $133,577, $158,175 and $212,915
respectively. The primary reason for this decrease was that the Partnership had a lower overall credit facility utilization from 1995 to 1996 and from 1996 to June 30, 1998. As of June 30, 1998, the Partnership has borrowed $500,000 at an interest rate of Prime plus one percent. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership usually bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit.

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty- one years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of June 30, 1998, there were four properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrowers payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $344,807, $312,684, $268,101 and $231,377 as provision for doubtful accounts for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and for the six months through June 30, 1998, respectively. The decrease in the provision reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. Additionally, the General Partners felt that the bottom of the real estate cycle had been reached, reflecting a decreasing need to set aside reserves for the continuously declining real estate values as had been the case in the early 1990s in the California real estate market. As of June 30, 1998, the Partnership reduced the REO balance from $1,501,712 as of December 31, 1995, to $232,159 through June 30, 1998. This reduction will assist the Partnership in increasing yields in 1998, as assets previously lying idle, may now produce current income.

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

     The Partnerships interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The Partnerships interest is invested with that of two other Partners. The Partnerships basis of $0, $708,141 and $496,040 for the period ended 6/30/98, and the years ended December 31, 1997 and 1996 respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop property into an approximately 63 units residential subdivision, (the Development). The proposed Development had gained significant public awareness as a result of certain environmental, fish and wildlife density, and other concerns. Incorporated into the proposed Development were various mitigation measures not limited to, mitigation of hazardous material existing on the property, endangered species, and proximity to the San Francisco Baylands. The preceding issues and others had sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project was Rhone Poulanc, Inc. Rhone Poulanc, Inc. has been identified as the Responsible Party for the Arsenic Contamination which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of attempts to obtain entitlements for this Development, entered into agreements with Rhone-Poulanc, Inc., which among other things, restricted the property to non residential uses, provided for appropriate indemnification and other consideration including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. It is likely that to create other options and/or additional value, rezoning of the propertys existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the remaining pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996, 1997, and six months through June 30, 1998, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $296,915, $288,796, $252,378 and $111,876 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and six months to June 30, 1998 to Limited Partners capital accounts and not withdrawn was $315,250, $293,484, $271,517 and $141,139 respectively. As of December 31, 1995, December 31, 1996 and December 31, 1997, Limited Partners electing to withdraw earnings represented 50 %, 49 % and 46% of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and for the six months ended June 30, 1998, $43,364, $96,362, $159,732 and $61,771 respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996, December 31, 1997, and six months through June 30, 1998, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and the six months through June 30, 1998, $849,589,
$1,086,737, $1,137,677 and $429,783 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1992) through year ten (1997) and six months through June 30, 1998 is shown hereunder:

                                                       Years ended December 31,

                 1992           1993           1994           1995            1996           1997     Jun 30, 1998
           -----------     ----------    -----------    -----------     -----------    -----------    -------------
Earnings     $323,037        377,712        303,014        303,098         294,678        257,670          111,876
Capital     *$232,370        528,737        729,449        892,953       1,183,099      1,297,410          491,554
           ===========     ==========    ===========    ===========     ===========    ===========    =============
Total        $555,407       $906,449     $1,032,463     $1,196,051      $1,477,777     $1,555,080         $603,430
           ===========     ==========    ===========    ===========     ===========    ===========    =============

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

     The following compensation has been paid to the General Partners and affiliates for services rendered during the six months ended June 30, 1998. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving        Description of Compensation and                Amount
Compensation                  Services Rendered
---------------------- ---------------------------------------------- ----------
I.
Redwood Mortgage       Mortgage Servicing Fee for servicing Mortgage
                       Investments                                       $30,108

General Partners
&/or Affiliates        Asset Management Fee for managing assets             $976

General Partners       1% interest in profits                             $2,556


     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage       Mortgage Brokerage Commissions for services
                       in connection with the review, selection,
                       evaluation, negotiation, and extension of the
                       Mortgage Investments paid by the borrowers
                       and not by the Partnership                        $21,000

Redwood Mortgage       Processing and Escrow Fees for services in
                       connection with notary, document preparation,
                       credit investigation, and escrow fees payable by
                       the borrowers and not by the Partnership             $199


III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN
THE STATEMENT OF INCOME..................................................$12,515

     As of June 30, 1998, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deeds                                   $4,165,907.22
Appraised Value of Properties                        6,199,356.00
   Total Investment as a % of Appraisal                    67.20%

First Trust Deeds                                   $4,165,907.22
Second Trust Deed Mortgage Investments               3,278,333.12
Third Trust Deed Mortgage Investments                  395,994.01
Fourth Trust Deed Mortgage Investments*                249,999.40
                                              --------------------
                                                    $8,090,233.75

First Trust Deeds due other Lenders                    11,026,764
Second Trust Deeds due other Lenders                      990,064
Third Trust Deeds due other Lenders                       178,571

Total Debt                                         $20,285,632.75

   Appraised Property Value                        $30,862,537.00
   Total Investments as a % of Appraisal                   65.73%


Number of Mortgage Investments Outstanding                     56


Average Investment                                     144,468.46
Average Investment as a % of Net Assets                     1.59%
Largest Investment Outstanding                       1,376,117.03
Largest Investment as a % of Net Assets                    15.10%


Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                          51.49%
Second Trust Deeds                                         40.52%
Third Trust Deeds                                           4.90%
Fourth Trust Deeds                                          3.09%
                                              --------------------
                                                          100.00%
Total

Mortgage Investments by Type          Amount              Percent
of Property

Owner Occupied Homes                  $526,421.13           6.51%
Non-Owner Occupied Homes               378,137.53           4.67%
Apartments                             778,097.45           9.62%
Commercial                           6,407,577.64          79.20%
                                 -----------------     -----------
Total                               $8,090,233.75         100.00%

*Footnote on following page

     The following is a distribution of Mortgage Investments outstanding as of June 30, 1998 by Counties.

Santa Clara               $2,290,581.82           28.31%
Alameda                    1,246,835.06           15.41%
San Mateo                  1,131,758.95           13.99%
San Francisco              1,048,496.69           12.96%
Contra Costa                 768,739.41            9.50%
Sacramento                   633,296.72            7.83%
Stanislaus                   371,679.49            4.60%
Sonoma                       300,694.05            3.72%
Ventura                       91,000.00            1.12%
Shasta                        81,400.37            1.01%
Monterey                      71,161.54            0.88%
Santa Cruz                    35,063.92            0.43%
Solano                        19,525.73            0.24%
                     -------------------      -----------

Total                     $8,090,233.75          100.00%


     * Redwood Mortgage Investors VI, together with other Redwood partnerships hold a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio on this loan was 76.52% at inception. In addition to the borrower paying an interest rate of 12.25%, the Partnership and other lenders will also participate in profits. The General Partners have had previous loan activity with this borrower which had been concluded successfully, with extra earnings earned for the other partnerships involved.


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

                     Not Applicable

         Item 5.           Other Information

                     Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                     (a) Exhibits
                             Not Applicable

                     (b) Form 8-K
                             The registrant has not filed any reports on Form 8-K during the three month period ending
                             June 30, 1998.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of August, 1998.

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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of August, 1998.


Signature                              Title                                Date


/s/ D. Russell Burwell
----------------------
D. Russell Burwell               General Partner                 August 12, 1998


/s/ Michael R. Burwell
----------------------
Michael R. Burwell               General Partner                 August 12, 1998



/s/ D. Russell Burwell
----------------------
D. Russell Burwell        President of Gymno Corporation,        August 12, 1998
                          (Principal Executive Officer);
                          Director of Gymno Corporation


/s/ Michael R. Burwell
----------------------
Michael R. Burwell        Secretary/Treasurer of Gymno           August 12, 1998
                          Corporation (Principal Financial
                          and Accounting Officer);
                          Director of Gymno Corporation