Form 10-Q
period 1998-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 1998-11-12
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                 September 30, 1998
--------------------------------------------------------------------------------
Commission file number                           33-12519
--------------------------------------------------------------------------------

                          REDWOOD MORTGAGE INVESTORS VI
             (exact name of registrant as specified in its charter)

        California                                             94-3031211
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

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if change since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         XX                                          NO
    ---------------                                -------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                             NO                   NOT APPLICABLE      XX
   -------------                  ------------                -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                                 NOT APPLICABLE

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                            BALANCE SHEETS
                                                    DECEMBER 31, 1997 (audited) AND
                                                    SEPTEMBER 30, 1998 (unaudited)

                                                                ASSETS

                                                                    Sept 30, 1998         Dec 31, 1997
                                                                     (unaudited)            (audited)
                                                                  ------------------     ----------------

Cash                                                                       $245,957             $331,143
                                                                  ------------------     ----------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                         8,183,799            8,104,984
  Accrued Interest on Mortgage Investments                                  650,994              617,456
  Advances on Mortgage Investments                                          157,733              127,519
  Accounts receivables, unsecured                                            53,038              161,414
                                                                  ------------------     ----------------
                                                                          9,045,564            9,011,373
  Less allowance for doubtful accounts                                      221,465               28,614
                                                                  ------------------     ----------------
                                                                          8,824,099            8,982,759
                                                                  ------------------     ----------------

Real estate owned, held for sale, acquired through foreclosure              232,944              309,319
Investment in Partnership                                                         0              708,141
                                                                  ------------------     ----------------

          Total Assets                                                   $9,303,000          $10,331,362
                                                                  ==================     ================


                                                   LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Deferred Interest                                                              $0                 $898
  Accounts payable                                                           39,209                    0
  Note payable - bank line of credit                                        325,000              899,011
                                                                     ---------------      ---------------
          Total Liabilities                                                 364,209              899,909
                                                                     ---------------      ---------------



Partners Capital:
  Limited Partners capital, subject to redemption, (note 4D):
      net of Formation Loan receivable of $13,142 and $59,521,
          for 1998 and 1997, respectively                                 8,929,025            9,421,687

  General Partners Capital:                                                  9,766                9,766
                                                                     ---------------      ---------------
    Total Partners capital                                               8,938,791            9,431,453
                                                                     ---------------      ---------------
          Total Liabilities and Partners capital                        $9,303,000          $10,331,362
                                                                     ===============      ===============

See accompanying notes to financial statements.



                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (unaudited)

                                           9 mos.ended   9 mos. ended      3 mos. ended      3 mos. ended
                                         Sept 30, 1998  Sept 30, 1997     Sept 30, 1998     Sept 30, 1997
                                        (unaudited)       (unaudited)      (unaudited)       (unaudited)

Revenues:
  Interest on Mortgage Loans                $652,377          $750,968         $218,060         $246,547
  Interest on Bank Deposits                    5,908             4,761              840            1,992
  Late Charges & Other                         8,288             3,120            2,981              361
  Miscellaneous                                4,691             7,963            2,406            1,118
  Gain on Sale of Property                   145,443                 0                0                0
                                           ----------       -----------      -----------      -----------
                                             816,707           766,812          224,287          250,018
                                           ----------       -----------      -----------      -----------

Expenses:

Mortgage Servicing Fee                        55,785            23,200           25,677            6,680
General Partners asset  management fees        3,840                 0            2,864                0
Clerical costs through Redwood Mortgage       18,512            21,191            5,997            6,780
Interest and line of credit cost              38,438           106,441            3,027           35,694
Provision for loss on real estate
acquired through foreclosure and
doubtful accounts                            286,902           182,745           55,525           65,464
Professional Services                         17,757            21,591              929            2,861
Other                                         12,726            10,962            3,092            2,463
                                           ----------       -----------      -----------      -----------
                                             433,960           366,130           97,111          119,942
                                           ----------       -----------      -----------      -----------
Net Income                                  $382,747          $400,682         $127,176         $130,076
                                           ==========       ===========      ===========      ===========

Net Income: to General Partners (1%)          $3,827            $4,007           $1,271           $1,301
to Limited Partners (99%)                    378,920           396,675          125,905          128,775
                                           ==========       ===========      ===========      ===========
                                            $382,747          $400,682         $127,176         $130,076
                                           ==========       ===========      ===========      ===========

Net income for $1,000 invested by
Limited Partners for  entire period
  - where income is reinvested and
    compounded                                $41.31            $39.26           $13.80           $12.93
                                           ==========       ===========      ===========      ===========
  - where Partner received income in
    monthly distributions                     $40.58            $38.59           $13.74           $12.87
                                           ==========       ===========      ===========      ===========

See accompanying notes to Financial Statements


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                       FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                         THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (unaudited)

                                                                    PARTNERS CAPITAL
                                   -------------------------------------------------------------------------------------
                                               LIMITED PARTNERS CAPITAL
                                   --------------------------------------------------
                                      Capital
                                      Account         Formation                            General
                                      Limited            Loan                             Partners
                                     Partners         Receivable          Total            Capital            Total
                                   --------------    -------------    ---------------    ------------     --------------
Balances at December 31, 1994        $11,974,419       $(246,505)        $11,727,914          $9,766        $11,737,680

Formation Loan collections                     0           59,581             59,581               0             59,581
Net income                               612,165                0            612,165           6,183            618,348
Early withdrawal penalties               (4,336)            2,747            (1,589)               0            (1,589)
Partners withdrawals                 (1,185,532)                0        (1,185,532)         (6,183)        (1,191,715)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1995         11,396,716        (184,177)         11,212,539          $9,766         11,222,305

Formation Loan collections                     0           56,803             56,803               0             56,803
Net income                               582,280                0            582,280           5,882            588,162
Early withdrawal penalties               (8,721)            5,525            (3,196)               0            (3,196)
Partners withdrawals                 (1,463,174)                0        (1,463,174)         (5,882)        (1,469,056)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1996         10,507,101        (121,849)         10,385,252           9,766         10,395,018

Formation Loan collections                     0           53,833             53,833                0            53,833
Net Income                               523,895                0            523,895            5,292           529,187
Early withdrawal penalties              (13,409)            8,495            (4,914)                0           (4,914)
Partners withdrawals                 (1,536,379)                0        (1,536,379)          (5,292)       (1,541,671)
                                   --------------    -------------     --------------    -------------    --------------

Balances at December 31, 1997         $9,481,208        ($59,521)         $9,421,687           $9,766        $9,431,453

Formation Loan collections                     0           41,552             41,552                0            41,552
Net Income                               378,920                0            378,920            3,827           382,747
Early withdrawal penalties               (7,619)            4,827            (2,792)                0           (2,792)
Partners withdrawals                   (910,342)                0          (910,342)          (3,827)         (914,169)
                                   --------------    -------------     --------------    -------------    --------------

Balances at September 30, 1998        $8,942,167        ($13,142)         $8,929,025           $9,766        $8,938,791
                                   ==============    =============     ==============    =============    ==============

See accompanying notes to financial statements


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and SEPTEMBER 30, 1997 (unaudited)


                                                          Sept 30, 1998         Sept 30, 1997
                                                           (unaudited)           (unaudited)
                                                         ----------------      ----------------
Cash flows from operating activities:
  Net income                                                    $382,747              $400,682
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                              286,477                32,745
    Provision for Losses on real estate held for sale                425               150,000
    Early withdrawal penalty credited to income                  (2,792)               (3,866)
    (Increase) decrease in assets:
       Accrued interest & advances                              (67,961)             (259,922)
       Prepaid expenses and other assets                               0                     0
    Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                      39,209                     0
       Deferred Interest on Mortgage Investments                   (898)              (18,522)
                                                         ----------------      ----------------

    Net cash provided by operating activities                    637,207               301,117
                                                         ----------------      ----------------

Cash flows from investing activities:
  Principal collected on Mortgage Investments                  1,764,575               793,120
  Mortgage Investments made                                  (1,795,593)             (557,796)
  Additions to real estate held for sale                        (11,313)              (20,314)
  Dispositions of real estate held for sale                       87,688               791,130
  Investment in Partnership                                      708,141             (114,305)
  Accounts receivable unsecured                                 (29,263)                     0
                                                         ----------------      ----------------

    Net cash provided by  investing activities                   724,235               891,835
                                                         ----------------      ----------------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                  (574,011)              (91,500)
 Partners withdrawals                                          (914,169)           (1,185,527)
 Formation Loan collections                                       41,552                41,694
                                                         ----------------      ----------------

    Net cash provided by (used in) financing activities      (1,446,628)           (1,235,333)
                                                         ----------------      ----------------

Net increase (decrease) in cash                                 (85,186)              (42,381)

Cash - beginning of period                                       331,143               180,597
                                                         ----------------      ----------------

Cash - end of period                                            $245,957              $138,216
                                                         ================      ================

See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

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

     The following reflects transactions in the Formation Loan account through September 30, 1998:

       Amount loaned during 1987,1988 and 1989                          $623,255
       Less:
         Cash repayments                                $554,847
         Allocation of early withdrawal penalties         55,266         610,113
                                                    ============     -----------

       Balance September 30, 1998                                        $13,142
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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

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

     At September 30, 1998, December, 31, 1997, 1996 and 1995, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $0, $0, $13,006 and $45,933, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of September 30, 1998, the average mortgage investment to appraised value of security at the time the loans were consummated was 64.82%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of September 30, 1998 and December 31, 1997 and 1996:

                                     Sept 30,         Dec 31,         Dec 31,
                                      1998             1997            1996
                                   -----------      ----------     ------------

Costs of properties                  $372,557        $449,319       $1,743,382
Reduction in value                    139,613         140,000          302,375
                                   ------------     -----------    ------------

Fair value reflected
in financial statements              $232,944        $309,319       $1,441,007
                                   ============     ===========    ============

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 1998, December 31, 1997 and 1996 were as follows:

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)


                                       Sept 30,          Dec 31,      Dec 31,
                                        1998              1997         1996
                                     ------------      ----------    ----------

Impaired Mortgage Investments                $0              $0       $13,006
Unspecified Mortgage Investments        168,427          13,432        59,844
Accounts receivable, unsecured           53,038          15,182       180,000
                                     =============     ===========   ==========
                                       $221,465         $28,614      $252,850
                                     =============     ===========   ==========

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

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $55,785, $39,918, and $44,565, were incurred for nine months ended September 30, 1998, and for years 1997 and 1996.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

C. Asset Management Fees

     The General Partners are authorized to receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annual). There were no management fees incurred for the years 1997 and 1996 respectively. For nine months through September 30, 1998, $3,840 in management fees was paid to the General Partners

D. Other Fees

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

F. Operating Expenses

     The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1996, 1997, and nine months period ended September 30, 1998, clerical costs totaling $31,838 $27,786 and $18,512, respectively, were reimbursed to Redwood Mortgage and are included in expenses in the Statements of Income.

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

D. Withdrawal From Partnership

     A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by September 30, 1998. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

                          Redwood Mortgage Investors Vi
                       (A California Limited Partnership)
                          Notes To Financial Statements
                         December 31, 1997 (Audited) And
                         September 30, 1998 (Unaudited)

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land located in East Palo Alto, CA., was acquired through foreclosure. The Partnership interest is invested with that of two other Partnerships. The Partnerships had been attempting to develop the property into single family residences. Significant community resistance, as well as environmental, and fish and wildlife concerns affected efforts to obtain the required approvals. The Partnership, in resolving disputes which arose during the course of the Partnerships attempt to obtain entitlements to develop the property, entered into agreements on May 8, 1998 with Rhone-Poulanc, Inc. These agreements, among other things, restrict the property to non-residential uses, provide for appropriate indemnifications, and include other consideration including the payment of cash. The Partnership still retains liability for the remediation of pesticide contamination affecting the property. Investigation of remediation options are ongoing. At this time management does not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The Partnership originally had a bank line of credit secured by its Mortgage Investment portfolio up to $2,500,000 at 1% over prime. The balances were $1,530,511 and $899,011 at December 31, 1996 and 1997, respectively, and the interest rate at December 31, 1997 was 9.5% (8.50% prime + 1%). Commencing January 1, 1998, the Partnership had reduced its borrowing limit to $2,000,000 with same conditions as previously stipulated. Balance at September 30, 1998, was $325,000 and the Partnership was current in its interest payment. The line of credit expires December 31, 1998.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)


NOTE 7 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $53,038.

     Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:


                                         Sept. 30        Dec. 31        Dec. 31
                                           1998            1997           1996
                                       -------------   -----------    ----------

Net assets - Partners Capital per
financial statements                     $8,938,791    $9,431,453    $10,395,018
Formation Loan receivable                    13,142        59,521        121,849
Allowance for doubtful accounts             221,465        28,614        252,850
                                       =============   ============ ============
Net assets tax basis                     $9,173,398    $9,519,588    $10,769,717
                                       =============   ============ ============

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

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $8,183,799. The September 30, 1998 fair value of these investments of $8,732,662 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At September 30, 1998, there were 57 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                   57
Total Mortgage Investments outstanding                               $8,183,799

Average Mortgage Investment outstanding                                $143,575
Average Mortgage Investment as percent of total                            1.75%
Average Mortgage Investment as percent of Partners Capital                 1.61%

Largest Mortgage Investment outstanding                              $1,376,117
Largest Mortgage Investment as percent of total                           16.82%
Largest Mortgage Investment as percent of Partners Capital                15.39%

Number of counties where security is located (all California)                14
Largest percentage of Mortgage Investments in one county                  27.98%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                                  64.82%
Number of Mortgage Investments in foreclosure                                 5

     The following categories of mortgage investments are pertinent at September 30, 1998, and December 31, 1997 and 1996:

                                                  Sept. 30            December 31           December 31
                                               ---------------      ----------------      -----------------
                                                    1998                 1997                   1996
                                               ---------------      ----------------      -----------------
First Trust Deeds                                  $4,582,638            $4,588,169             $4,928,794
Second Trust Deeds                                  2,955,640             2,869,543              3,729,581
Third Trust Deeds                                     395,521               397,273                405,567
Fourth Trust Deeds                                    250,000               249,999                249,982
                                               ---------------      ----------------      -----------------
  Total mortgage investments                        8,183,799             8,104,984              9,313,924
Prior liens due other lenders                      12,348,933            11,075,429             17,200,385
                                                                    ----------------      -----------------
                                               ===============
  Total debt                                      $20,532,732           $19,180,413            $26,514,309
                                               ===============      ================      =================

Appraised property value at time of loan          $31,675,321           $28,422,684            $40,225,303
                                               ===============      ================      =================

Total investments as a percent of appraisals            64.82%                67.48%                 65.91%
                                               ===============      ================      =================

Investments by Type of Property

Owner occupied homes                                 $997,309            $1,057,067             $1,443,835
Non-Owner occupied homes                              377,093               380,142                973,498
Apartments                                            816,453               791,755                786,362
Commercial                                          5,992,944             5,876,020              6,110,229
                                               ===============      ================      =================
                                                   $8,183,799            $8,104,984             $9,313,924
                                               ===============      ================      =================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

     Scheduled maturity dates of mortgage investments as of June 30, 1998 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1998                                    $2,131,484
                            1999                                     3,137,076
                            2000                                       273,029
                            2001                                     1,004,701
                            2002                                       423,485
                         Thereafter                                  1,214,024
                                                               ================
                                                                    $8,183,799
                                                               ================

     The  scheduled   maturities   for  1998  include   $1,152,561  in  Mortgage
Investments which are past maturity at September 30, 1998. $54,493 of those Mortgage Investments were categorized as delinquent over 90 days.

     Six Mortgage Investments with principal outstanding of $439,149 had interest payments overdue in excess of 90 days.

     The cash balance at September 30, 1998 of $245,957 was in two banks with interest bearing balances totalling $219,185. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $94,176.

           Managements Discussion and Analysis of Financial Condition
                            and Results of Operations

     On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totalled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On September 30, 1998, the Partnerships net capital totalled $8,938,791.

     The Partnership began funding Mortgage Investments in October 1987. The Partnerships Mortgage Investments outstanding for the years ended December 31, 1995, 1996, 1997 and the nine months through September 30, 1998, were $10,402,491, $9,313,924, $8,104,984, and $8,183,799 respectively. The decrease in Mortgage Investments outstanding of $1,088,567 from December 31, 1995 to December 31, 1996, was due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations. The decrease in Mortgage Investments outstanding of $1,130,125 from December 31, 1996 to
September 30, 1998, was again due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations and line of credit pay-down. During the years 1996, 1997, and nine months period to September 30, 1998, Mortgage Investment principal collections exceeded Limited Partner liquidations.

     Currently, general mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1998 over the next 12 months. As of September 30, 1998 the Partnerships Real Estate Owned account and the Investment in Partnership account have been reduced to a combined $232,944 balance. These accounts had combined balances of $1,017,460 and $ 1,937,047 as of December 31, 1997 and 1996, respectively. The conversion of these non-earning assets will allow the Partnership to produce current income from previously non earning assets. The overall effect of these developments will allow the Partnerships yield to rise. The General Partners anticipate that the annualized yield for the remaining three months and for the year 1998 will be higher than the previous years performance level.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. The outstanding balance of the bank line of credit was $2,041,011, $1,530,511, $899,011 and $325,000 for the years ended December 1995, 1996, 1997 and nine months through September 30, 1998, respectively. The interest rate on the bank line of credit has remained at Prime plus one percent for the preceding three years. For the nine months ended September 30, 1998, and the years ended December 31, 1997, 1996 and 1995, interest on Note Payable-Bank was $38,438, $133,577, $158,175 and
$212,915 respectively. The primary reason for this decrease was that the Partnership had a lower overall credit facility utilization from 1995 to 1996 and from 1996 to September 30, 1998. As of September 30, 1998, the Partnership has borrowed $325,000 at an interest rate of Prime plus one percent. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership usually bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit.

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty- one years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of September 30, 1998, there were five properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrowers payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $344,807, $312,684, $268,101 and $286,902 as provision for doubtful accounts for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and for the nine months through September 30, 1998, respectively. The decrease in the provision reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. Additionally, the General Partners felt that the bottom of the real estate cycle had been reached, reflecting a decreasing need to set aside reserves for the continuously declining real estate values as had been the case in the early 1990s in the California real estate market. As of September 30, 1998, the Partnership reduced the REO balance from $1,501,712 as of December 31, 1995, to $232,944 through September 30, 1998. This reduction will assist the Partnership in increasing yields in 1998, as assets previously lying idle, may now produce current income.

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

     The Partnerships interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The Partnerships interest is invested with that of two other Partnerships. The Partnerships basis of $0, $708,141 and $496,040 for the period ended 9/30/98, and the years ended December 31, 1997 and 1996 respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop property into an approximately 63 units residential subdivision, (the Development). The proposed Development had gained significant public awareness as a result of certain environmental, fish and wildlife density, and other concerns. Incorporated into the proposed Development were various mitigation measures included remediation of hazardous material existing on the property and protection of potentially affected species due to the proximity to the San Francisco Baylands. These issues and others sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project was Rhone Poulanc, Inc., which is responsible for a nearby hazardous waste site. Rhone Poulanc, Inc. has been identified as the Responsible Party for the Arsenic Contamination which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of attempts to obtain entitlements for this Development, entered into agreements with Rhone-Poulanc, Inc., which among other things, restricted the property to non residential uses, provided for appropriate indemnification and included other consideration including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. In order to pursue these operations, rezoning of the propertys existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners and is unrelated to the Arsenic Contamination for which Rhone Poulanc, Inc. remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996, 1997, and nine months through September 30, 1998, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $296,915, $288,796, $252,378 and $167,580 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and nine months to September 30, 1998 to Limited Partners capital accounts and not withdrawn was $315,250, $293,484, $271,517 and $211,340 respectively. As of December 31, 1995, December 31, 1996 and December 31, 1997, Limited Partners electing to withdraw earnings represented 50 %, 49 % and 46% of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and for the nine months ended September 30, 1998, $43,364, $96,362, $159,732 and $94,375 respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996, December 31, 1997, and nine months through September 30, 1998, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally,  for the years ended  December 31,  1995,  December 31, 1996,
December 31, 1997, and the nine months through September 30, 1998, $849,589, $1,086,737, $1,137,677 and $656,006 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1992) through year ten (1997) and nine months through September 30, 1998 is shown hereunder:

                                                       Years ended December 31,

                 1992           1993           1994           1995            1996           1997         Sept. 30,
                                                                                                               1998
           -----------     ----------    -----------    -----------     -----------    -----------    --------------
Earnings     $323,037        377,712        303,014        303,098         294,678        257,670           167,580
Capital     *$232,370        528,737        729,449        892,953       1,183,099      1,297,410           750,381
           ===========     ==========    ===========    ===========     ===========    ===========    ==============
Total        $555,407       $906,449     $1,032,463     $1,196,051      $1,477,777     $1,555,080          $917,961
           ===========     ==========    ===========    ===========     ===========    ===========    ==============

*These amounts represent gross of early withdrawal penalties.

     The Year 2,000 will be a challenge  for the entire  world,  with respect to
the  conversion  of  existing  computerized   operations.   The  Partnership  is
completing an assessment of Year 2,000 hardware and



     software issues. This assessment is not yet fully complete. The Partnership relies on Redwood Mortgage Corporation, an affiliate of the Partnership, and third parties to provide loan and investor services effected by Year 2,000 computerized operations. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The vendors that supply the software for loan servicing have already confirmed compliance with Year 2,000 issues. Installation of accounting software that is Year 2,000 compliant will begin after the 1998-year ends. The investor servicing software Year 2,000 compliance is still under assessment. Existing investor servicing software maintenance agreements provide for conversion to Year 2,000 compliance to be provided by the vendor. Additionally, the Partnership has contacted several vendors that provide investor services as a possible alternative to continuing to provide investors services in house. It would appear that these service providers would be more expensive than the current in house systems but they do provide a back-up alternative in the event of our own failure to fully convert. Hardware utilized by Redwood Mortgage Corporation, is currently being tested to insure that modifications necessary to be made prior to Year 2,000 can be accomplished. At this juncture, existing hardware appears to be substantially compliant with Year 2,000 issues.

     The costs of updating the various software systems will be borne by the various companies that supply the Partnership with services. Therefore, no significant capital outlays are anticipated and the Partnership expects only incidental costs of conversion for Year 2,000 issues.

     The Partnership is in the business of making Mortgage Investments secured by real estate. The most important factor in making the Mortgage Investments is the value of the real estate security. Year 2000 issues have some potential to effect industries and businesses located in the marketplaces in which the Partnership places its Mortgage Investments. This would only have an affect on the Partnership if Year 2000 issues cause a significant downturn in the northern California economy. In fact, Silicon Valley is located in our marketplace. There may be significant increased demand for Silicon Valley type services and goods as companies make ready for the Year 2,000 conversion.

     Although not fully developed if all accounting, loan servicing and investor services conversions should fail the size and scope of the Partnerships activities are such that they could be handled at an equal or higher cost on a manual basis or outsourced to other servicers existing in the industry. While this would entail some initial set up costs, these costs would likely not be so significant as to have a material effect upon the Partnership.

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

     The following compensation has been paid to the General Partners and affiliates for services rendered during the nine months ended September 30, 1998. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving    Description of Compensation and Services Rendered    Amount
Compensation
------------------- ------------------------------------------------- ----------
I.
Redwood Mortgage    Mortgage Servicing Fee for servicing Mortgage
                    Investments                                         $55,785

General Partners
&/or Affiliates     Asset Management Fee for managing assets             $3,840

General Partners    1% interest in profits                               $3,827


     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage       Mortgage Brokerage Commissions for services
                       in connection with the review, selection,
                       evaluation, negotiation, and extension of the
                       Mortgage Investments paid by the borrowers
                       and not by the Partnership                       $36,700

Redwood Mortgage       Processing and Escrow Fees for services in
                       connection with notary, document preparation,
                       credit investigation, and escrow fees payable by
                       the borrowers and not by the Partnership            $749


     III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.....................................................$18,512

     As of September 30, 1998, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deeds                                   $4,582,638.49
Appraised Value of Properties                        6,848,236.00
   Total Investment as a % of Appraisal                     66.92%

First Trust Deeds                                   $4,582,638.49
Second Trust Deed Mortgage Investments               2,955,640.14
Third Trust Deed Mortgage Investments                  395,520.70
Fourth Trust Deed Mortgage Investments*                249,999.40
                                              --------------------
                                                    $8,183,798.73

First Trust Deeds due other Lenders                 11,180,298.00
Second Trust Deeds due other Lenders                   990,064.00
Third Trust Deeds due other Lenders                    178,571.00

Total Debt                                         $20,532,731.73

   Appraised Property Value                        $31,675,321.00
   Total Investments as a % of Appraisal                    64.82%


Number of Mortgage Investments Outstanding                     57


Average Investment                                     143,575.42
Average Investment as a % of Net Assets                      1.61%
Largest Investment Outstanding                       1,376,117.03
Largest Investment as a % of Net Assets                     15.39%


Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                           56.00%
Second Trust Deeds                                          36.12%
Third Trust Deeds                                            4.83%
Fourth Trust Deeds                                           3.05%
                                               --------------------
                                                           100.00%
Total

Mortgage Investments by Type          Amount              Percent
of Property

Owner Occupied Homes                  $997,309.24           12.18%
Non-Owner Occupied Homes               377,092.44            4.61%
Apartments                             816,452.65            9.98%
Commercial                           5,992,944.40           73.23%
                                 -----------------      -----------
Total                               $8,183,798.73         100.00%

*Footnote on following page

     The following is a distribution of Mortgage Investments outstanding as of September 30, 1998 by Counties.

Santa Clara               $2,289,904.31           27.98%
Alameda                    1,177,870.81           14.39%
San Mateo                  1,124,389.78           13.74%
Stanislaus                   871,569.71           10.65%
Contra Costa                 768,532.40            9.39%
San Francisco                728,678.51            8.90%
Sacramento                   597,667.46            7.30%
Sonoma                       253,208.87            3.10%
Ventura                       91,000.00            1.11%
Shasta                        81,218.96            0.99%
Marin                         75,625.38            0.93%
Monterey                      70,868.54            0.87%
Santa Cruz                    34,489.84            0.42%
Solano                        18,774.16            0.23%
                     -------------------      -----------

Total                     $8,183,798.73          100.00%


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


Statement of Condition of Mortgage Investments:

         Number of Mortgage Investments in Foreclosure               5

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

              Not Applicable

    Item 5.   Other Information

              Not Applicable

    Item 6.   Exhibits and Reports on Form 8-K

                   (a) Exhibits
                        Not Applicable

                   (b) Form 8-K
                        The registrant has not filed any reports on Form 8-K during the three month period ending September 30, 1998.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of November, 1998.

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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of November, 1998.


Signature                            Title                                Date


/s/ D. Russell Burwell
---------------------------
D. Russell Burwell               General Partner                   Nov 12, 1998


/s/ Michael R. Burwell
---------------------------
Michael R. Burwell               General Partner                   Nov 12, 1998



/s/ D. Russell Burwell
---------------------------
D. Russell Burwell               President of Gymno Corporation,   Nov 12, 1998
                                 (Principal Executive Officer);
                                 Director of Gymno Corporation


/s/ Michael R. Burwell
---------------------------
Michael R. Burwell               Secretary/Treasurer of Gymno      Nov 12, 1998
                                 Corporation (Principal Financial
                                 and Accounting Officer);
                                 Director of Gymno Corporation