Form 10-K
period 1998-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 1999-03-30
CIK 811592

REDWOOD MORTGAGE INVESTORS VI
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1998

                                     Part I

                                                                        Page No.
Item 1 - Business                                                             3
Item 2 - Properties                                                         4-5
Item 3 - Legal Proceedings                                                    6
Item 4 - Submission of Matters to a vote of Security Holders (partners)       6

                                     Part II

Item 5 - Market for the Registrants Partners Capital and related
         matters.                                                             6
Item 6 - Selected Financial Data                                            7-8
Item 7 - Managements Discussion and Analysis of Financial Condition
         and Results of Operations                                         9-13
Item 8 - Financial Statements and Supplementary Data                      14-35
Item 9 - Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            36

                                     Part III

Item 10 - Directors and Executive Officers of the Registrant                 36
Item 11 - Executive Compensation                                             37
Item 12 - Security Ownership of certain Beneficial Owners and Management     38
Item 13 - Certain Relationships and Related Transactions                     38

                                     Part IV


Item 14 -Exhibits, Financial Statement Schedules, and Reports of Form 8-K 38-39

Signatures                                                                   40

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

      For the year ended December 31, 1998 Commission File number 33-12519
  -----------------------------------------------------------------------------

                        REDWOOD MORTGAGE INVESTORS VI
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       California                                            94-3031211
----------------------------                       ----------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification)
 incorporation or organization)

650 El Camino Real #G, Redwood City, CA                               94063
----------------------------------------                  ---------------------
(address of principal executive offices)                             (zip code)

Registrants telephone No. Including area code                    (650) 365-5341
-----------------------------------------------       -------------------------

Securities registered pursuant to Section 12 (b) of the Act:               None

 Title of each class                  Name of each exchange on which registered
---------------------------          ------------------------------------------
 Limited Partnership Units                                                 None
---------------------------          ------------------------------------------

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

YES          XX                                  NO
        -------------                                  ----------------

At the close of the sale of units in 1989, the limited partnership units purchased by non-affiliates was 97,725.94 units computed at $100.00 a unit for $9,772,594, excluding General Partners Contribution of $9,772.

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

     The Partnership was formed in September, 1987, with an approved 120,000 Units of $100 each ($12,000,000). The Units were offered on a best efforts basis through broker/dealer member firms of the National Association of Securities Dealers, Inc. It immediately began issuing Units and began investing in Mortgage Investments in October, 1987. The offering terminated in September, 1989, and as of that date 97,725.94 Units were sold realizing proceeds of $9,772,594. At December 31, 1998, the Partnership had a balance of Mortgage Investments totalling $7,969,735 with interest rates thereon ranging from 4.00% to 17.25%.

     Currently First Trust Deeds comprise 55.61% of the total amount of Mortgage Investment portfolio. Second Mortgage Trust Deeds comprise 36.30% of Mortgage
Investment portfolio, third Mortgage Trust Deeds have 4.95% and 4th Mortgage Trust Deeds have 3.14% of the Mortgage Investment portfolio. Owner-occupied homes, combined with non-owner occupied homes, total 16.55% of the Mortgage Investments. Mortgage Investments to apartments make up 10.26% of the total Mortgage Investments portfolio. Commercial Mortgage Investment origination increased from last year, now comprising 73.19% of the portfolio, an increase of 0.95% from 1997. The past year brought many outstanding low loan to value lending opportunities in the commercial segment of the market. The major concentration of Mortgage Investments, comprising of 74.71% of the total loans, are in six counties of the San Francisco Bay Area. The County of Stanislaus makes up 10.93% of the Mortgage Investment portfolio. Stanislaus County is a fringe county to the San Francisco Bay Area. In 1998 the Partnership received many good lending opportunities from this county. The balance, as stated on page five of this report, are primarily in Northern California. Currently Mortgage Investment size is averaging $142,317 per Mortgage Investment. Some of the Mortgage Investments are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 34.73%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more
equity,  the  more  protection  for  the  lender.  The  Partnerships   Mortgage
Investment portfolio is in good condition with no properties in foreclosure as of the end of December, 1998.

Item 2 - Properties

As of December 31, 1998, a summary of the Partnerships Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deeds                                   $4,432,245.77
Appraised Value of Properties                        6,301,807.00
   Total Investment as a % of Appraisal                    70.33%
First Trust Deeds                                    4,432,245.77
Second Trust Deed Mortgage Investments               2,892,870.54
Third Trust Deed Mortgage Investments                  394,619.60
Fourth Trust Deed Mortgage Investments*                249,999.40
                                              --------------------
                                                     7,969,735.31
First Trust Deeds due other Lenders                 11,180,298.00
Second Trust Deeds due other Lenders                   990,064.00
Third Trust Deeds due other Lenders                    178,571.00

Total Debt                                         $20,318,668.31

   Appraised Property Value                        $31,128,892.00
   Total Investments as a % of Appraisal                   65.27%


Number of Mortgage Investments Outstanding                     56


Average Investment                                     142,316.70
Average Investment as a % of Net Assets                     1.63%
Largest Investment Outstanding                       1,376,117.03
Largest Investment as a % of Net Assets                    15.80%


Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                          55.61%
Second Trust Deeds                                         36.30%
Third Trust Deeds                                           4.95%
Fourth Trust Deeds                                          3.14%
                                              --------------------
                                                          100.00%
Total

Mortgage Investments by Type          Amount              Percent
of Property

Owner Occupied Homes                  $944,491.33          11.85%
Non-Owner Occupied Homes               374,408.39           4.70%
Apartments                             817,818.78          10.26%
Commercial                           5,833,016.81          73.19%
                                 -----------------     -----------
Total                               $7,969,735.31         100.00%

*Footnote  on  following  page.

The following is a distribution of loans outstanding as of December 31, 1998 by Counties.

Santa Clara               $2,289,006.95           28.72%
Alameda                    1,173,232.37           14.72%
San Mateo                    969,458.58           12.16%
Stanislaus                   871,569.71           10.93%
Contra Costa                 768,318.32            9.64%
San Francisco                676,147.60            8.48%
Sacramento                   595,505.84            7.47%
Sonoma                       253,096.02            3.18%
Ventura                       91,000.00            1.14%
Shasta                        81,033.44            1.02%
Marin                         78,854.34            0.99%
Monterey                      70,617.58            0.89%
Santa Cruz                    33,897.62            0.43%
Solano                        17,996.94            0.23%
                     -------------------      -----------

Total                     $7,969,735.31          100.00%


*Redwood Mortgage Investors VI, together with other Redwood partnerships hold a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio on this loan is 76.52%. In addition to the borrower paying an interest rate of 12.25%, the Partnership and other lenders will also participate in profits. The General Partners have had previous loan activity with this borrower which had been concluded successfully, with extra earnings earned for the other partnerships involved.

Statement of Condition of Mortgage Investments:

    Number of Mortgage Investments in Foreclosure                     -0-

Scheduled maturity dates of mortgage investments as of December 31, 1998 are as follows:

                        Year Ending
                        December 31,

                            1999                                    $4,470,166
                            2000                                     1,021,816
                            2001                                     1,004,686
                            2002                                       422,896
                            2003                                       437,684
                         Thereafter                                    612,487
                                                               ================
                                                                    $7,969,735
                                                               ================

The scheduled maturities for 1999 include $2,080,024 in Mortgage Investments which are past maturity at December 31, 1998. $816,898 of those Mortgage Investments were categorized as delinquent over 90 days.

Seven Mortgage Investments with principal outstanding of $994,735 had interest payments overdue in excess of 90 days.

Item 3 - Legal Proceedings

In the normal course of business, the Partnership may become involved in various types of legal proceedings such as assignments of rents, bankruptcy proceedings, appointments of receivers, unlawful detainers, judicial foreclosures, etc., to enforce the provisions of the deeds. Management anticipates that the ultimate outcome of these legal matters will not have a material adverse effect on the net assets of the Partnership in light of the Partnership's allowance for doubtful accounts. As of the date hereof, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $23,775. The Partnership is a defendant along with numerous defendants, including a developer, contractor, and other lenders, in a lawsuit involving the Partnerships attempt to recover its investment in real estate acquired through foreclosure.

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

As of December 31, 1998, there were 715 holders of record of the Partnerships Units. A decrease of 27 from 1997.


Item 6 - Selected Financial Data

     Redwood Mortgage Investors VI began operations in October 1987. Its financial condition and results of operation for three years to December 31, 1998 were:

                                                            Balance Sheets
                                                                Assets

                                                                          December 31,
                                                      ------------------------------------------------------
                                                               1998                1997                1996
                                                      --------------      --------------      --------------
Cash                                                        299,775            $331,143            $180,597
                                                      --------------      --------------      --------------
Accounts Receivable:
  Mortgage Investments, secured by Deeds of Trust         7,969,735           8,104,984           9,313,924
  Accrued Interest on Mortgage Investments                  717,719             617,456             405,783
  Advances on Mortgage Investments                          162,083             127,519             108,019
  Accounts receivables, unsecured                            23,775             161,414             251,531
                                                      --------------      --------------      --------------
                                                         $8,873,312          $9,011,373         $10,079,257

Less allowance for doubtful accounts                        202,344              28,614             252,850
                                                      --------------      --------------      --------------
                                                         $8,670,968           8,982,759         $ 9,826,407
                                                      --------------      --------------      --------------

Real estate owned, held for sale, acquired through
    Foreclosure                                             169,922             309,319           1,441,007
Investment in Partnership                                         0             708,141             496,040
                                                      --------------      --------------      --------------
                                                         $9,140,665         $10,331,362         $11,944,051
                                                      ==============      ==============      ==============



                                                   Liabilities and Partners Capital

Liabilities:
  Notes Payable - Bank Line of Credit                       390,000            $899,011          $1,530,511
 Accounts Payable                                            22,668                   0                   0
  Deferred interest on Mortgage Investments                  20,463                 898              18,522
                                                      --------------      --------------      --------------
          Total Liabilities                                 433,131             899,909           1,549,033
                                                      --------------      --------------      --------------

Partners Capital:
     Limited Partners  capital, subject to                8,697,768           9,421,687          10,385,252
redemption
     General Partners  capital                                9,766               9,766               9,766
                                                      --------------      --------------      --------------

          Total Partners  Capital                         8,707,534           9,431,453          10,395,018
                                                      --------------      --------------      --------------

          Total Liabilities and Partners Capital        $9,140,665         $10,331,362         $11,944,051
                                                      ==============      ==============      ==============



                                                         Statements of Income

                                                               1998                1997                1996
                                                      --------------      --------------      --------------

Gross Revenue                                              $871,861          $1,036,596          $1,167,859
Expenses                                                    359,356             507,409             579,697
                                                      ==============      ==============      ==============
Net Income                                                  512,505             529,187             588,162
                                                      ==============      ==============      ==============


Net Income: to General Partners (1%)                          5,125              $5,292              $5,882
                     to Limited Partners (99%)              507,380             523,895             582,280
                                                      --------------      --------------      --------------

                                                           $512,505            $529,187            $588,162
                                                      ==============      ==============      ==============


Net Income per $1,000 invested by Limited
 Partners for entire period:
  - where income is reinvested and compounded                   $56                 $53                 $54
                                                      ==============      ==============      ==============

  -where partner receives income in monthly
     distributions                                              $55                 $52                 $52
                                                      ==============      ==============      ==============


     In 1995 the annualized yield was 5.30%. In 1996, the annualized yield was 5.35%, in 1997 the annualized yield was 5.29% and in 1998 the annualized yield was 5.63%. The annualized yield since inception through December 31, 1998, was 7.52%.


Item 7 - Managements Discussion and Analysis of Financial Condition and Results of Operations

     On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totalled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On December 31, 1998, the Partnerships net capital totalled $8,707,534.

     The Partnership began funding Mortgage Investments in October 1987. The Partnerships Mortgage Investments outstanding for the years ended December 31, 1996, 1997 and 1998, were $9,313,924, $8,104,984, and $7,969,735 respectively.
The decrease in Mortgage Investments outstanding of $1,344,189 from December 31, 1996 to December 31, 1998, was again due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations and line of credit pay-down to save interest expense on the note. During the years 1996, 1997, and 1998, Mortgage Investment principal collections exceeded Limited Partner liquidations.

     Currently, general mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1999 over the next 12 months. As of December 31, 1998 the Partnerships Real Estate Owned account and the Investment in Partnership account have been reduced to a combined $169,922 balance. These accounts had combined balances of $1,017,460 and $ 1,937,047 as of December 31, 1997 and 1996, respectively. The conversion of these non-earning assets will allow the Partnership to produce current income from previously non earning assets. The overall effect of these developments will allow the Partnerships yield to rise. The General Partners anticipate that the annualized yield for the forthcoming year 1999, will be higher than the current years performance level.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. The outstanding balance of the bank line of credit was $1,530,511, $899,011 and $390,000 for the years ended December 1996, 1997 and 1998, respectively. The interest rate on the bank line of credit has remained at Prime plus one percent for the preceding three years. For the years ended December 31, 1998, 1997and 1996 , interest on Note Payable-Bank was $43,170, $133,577and $158,175 respectively. The primary reason for this decrease was that the Partnership had a lower overall credit facility utilization from 1995 to 1996 and from 1996 to December 31, 1998. As of December 31, 1998, the Partnership has borrowed $390,000 at an interest rate of Prime plus one percent. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership usually bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit.

     The Partnerships operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty- one years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of December 31, 1998, there were no properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrowers payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $312,684, $268,101 and $180,054 as provision for doubtful accounts for the years ended December 31, 1996, December 31, 1997, and December 31, 1998, respectively. The decrease in the provision reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. Additionally, the General Partners felt that the bottom of the real estate cycle had been reached, reflecting a decreasing need to set aside reserves for the continuously declining real estate values as had been the case in the early 1990s in the California real estate market. As of December 31, 1998, the Partnership reduced the REO balance from $1,501,712 as of December 31, 1995, to $169,922 through December 31, 1998. This reduction assisted the Partnership in increasing yields in 1998, as assets previously lying idle, now produced current income.

     The December 1998 issue of Western Economic Developments, published by the Federal Reserve Bank of San Francisco, said the following about the California economy:

     The pace of economic growth in California was solid in recent months, despite continued contraction in some major industries. Total payroll employment rose 3.2 percent on an annual basis in October and November. This is above the average growth rate for the first eleven months of 1998, but it is below the 3.8 percent pace from last year. Faced by declining export demand and rising import competition, durable goods manufacturers cut employment in November. Manufacturers of computers and electronic components have been particularly hard hit this year, and aerospace employment has contracted. However, the pace of job creation has remained strong in sectors other than manufacturing, and this has helped to lower the state unemployment rate to 5.7 percent in November.

     Californias  state and local  governments  have created new jobs at about a
2.5 percent annual pace this year, a pickup from prior years that is due in part to improved fiscal capacity. About 21,000 of the 29,000 jobs created this year were for educators at local schools.

     To the Partnership, the above evaluation of the California economy means an increase in property values, job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for the Partnerships lending activity.

     The Partnerships interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The Partnerships interest is invested with that of two other Partnerships. The Partnerships basis of $0, $708,141 and $496,040 for the years ended December 31, 1998, December 31, 1997 and 1996 respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop property into an approximately 63 units residential
subdivision,   (the Development).   The  proposed   Development  had  gained
significant public awareness as a result of certain environmental, fish and wildlife density, and other concerns. Incorporated into the proposed Development were various mitigation measures included remediation of hazardous material existing on the property and protection of potentially affected species due to the proximity to the San Francisco Baylands. These issues and others sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project was Rhone Poulanc, Inc., which is responsible for a nearby hazardous waste site. Rhone Poulanc,
Inc.  has  been   identified   as  the   Responsible   Party  for  the Arsenic
Contamination which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of attempts to obtain entitlements for this

     Development, entered into agreements with Rhone-Poulanc, Inc., which among other things, restricted the property to non residential uses, provided for appropriate indemnification and included other consideration including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. In order to pursue these options, rezoning of the propertys existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which Rhone Poulanc, Inc. remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1996, 1997, and 1998, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $288,796, $252,378 and $230,712 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1996, December 31, 1997, and December 31, 1998 to Limited Partners capital accounts and not withdrawn was $293,484, $271,517 and $276,668 respectively. As of December 31, 1996, December 31, 1997, and December 31, 1998, Limited Partners electing to withdraw earnings represented 49 %, 46% and 43% respectively of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1996, December 31, 1997, and December 31, 1998, $96,362, $159,732 and $122,069 respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1996, December 31, 1997, and December 31, 1998, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1996, December 31, 1997, and December 31, 1998, $1,086,737, $1,137,677 and $938,040 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1992) through year eleven (1998) is shown hereunder:

                              Years ended December 31,

                 1992           1993           1994           1995            1996           1997              1998
           -----------     ----------    -----------    -----------     -----------    -----------    --------------
Earnings     $323,037        377,712        303,014        303,098         294,678        257,670           235,837
Capital     *$232,370        528,737        729,449        892,953       1,183,099      1,297,410         1,060,109
           ===========     ==========    ===========    ===========     ===========    ===========    ==============
Total        $555,407       $906,449     $1,032,463     $1,196,051      $1,477,777     $1,555,080        $1,295,946
           ===========     ==========    ===========    ===========     ===========    ===========    ==============

*These amounts represent gross of early withdrawal penalties.

     The Year 2000 will be a challenge for the entire world, with respect to the conversion of existing computerized operations. The Partnership is completing an assessment of Year 2000 hardware and software issues. This assessment is not yet fully complete. The Partnership relies on Redwood Mortgage Corp., an affiliate of the Partnership, and third parties to provide loan and investor services and other computerized functions, effected by Year 2000 computerized operations.
Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The vendors that supply the software for loan servicing have already confirmed compliance with Year 2000 issues. Installation of accounting software that is Year 2000 compliant will begin after the 1998-year ends. The investor servicing software Year 2000 compliance is still under assessment. Existing investor servicing software maintenance agreements provide for conversion to Year 2000 compliance to be provided by the vendor. Additionally, the Partnership has contacted several vendors that provide investor services as a possible alternative to continuing to provide investors services in house. It would appear that these service providers would be more expensive than the current in house systems but they do provide a back-up alternative in the event of our own failure to fully convert.
Hardware utilized by Redwood Mortgage Corp., is currently being tested to insure that modifications necessary to be made prior to Year 2000 can be accomplished.
At this juncture, existing hardware appears to be substantially compliant with Year 2000 issues.

     The costs of updating the various software systems will be borne by the various companies that supply the Partnership with services. Therefore, no significant capital outlays are anticipated and the Partnership expects only incidental costs of conversion for Year 2000 issues.

     The Partnership is in the business of making Mortgage Investments secured by real estate. The most important factor in making the Mortgage Investments is the value of the real estate security. Year 2000 issues have some potential to effect industries and businesses located in the marketplaces in which the Partnership places its Mortgage Investments. This would only have an affect on the Partnership if Year 2000 issues cause a significant downturn in the northern
California economy. In fact, Silicon Valley is located in our marketplace. There may be significant increased demand for Silicon Valley type services and goods as companies make ready for the Year 2000 conversion.

     Although not fully developed, if all or any accounting,  loan servicing and
investor  services   conversions   should  fail,  the  size  and  scope  of  the
Partnerships  activities  are such that  they  could be  handled  at an equal or higher cost on a manual basis or outsourced to other  servicers  existing in the industry, while correcting the systems problems and are likely to be temporarily in nature.  While this would entail some initial set up costs, these costs would likely not be so significant as to have a material effect upon the  Partnership, shifting portions of daily operations to manual or outsourced systems may result in time delays.  Time delays in providing  accurate  and  pertinent  information could negatively affect customer relations and lead to the potential loss of new loans and Limited Partner investments.

     The  foregoing  analysis  of  Year  2000  issues  includes  forward-looking
statements  and  predictions  about  possible  or  future  events,   results  of
operations and financial condition. As such, this analysis may prove to be inaccurate because of the assumptions made by the General Partner or the actual development of future events. No assurance can be given that any of these forward-looking statements and predictions will ultimately prove to be correct or even substantially correct. Various other risks and uncertainties could also affect the Year 2000 analysis causing the effect on the Partnership to be more severe than discussed above. The General Partners Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Risks also exist with respect to Year 2000 compliance by external parties who may have no relationship to the Partnership or the General Partner, but who have a significant relationship with one or more third parties, and may have a system failure that adversely affects the Partnerships ability to conduct business. While the General Partner is attempting to identify such external parties, no assurance can be given that it will be able to do so. Furthermore, third parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partner for these third parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners systems fail, whether because of unforeseen complications or because of third parties failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the General Partner believes this assumption to be reasonable, if it is incorrect, the Partnerships results of operations would likely be adversely affected.

             Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VI, a California Limited Partnerships list of Financial Statements and Financial Statement schedules:

A- Financial Statements

Independent Auditors Report,
Balance Sheets - December 31, 1998, and December 31, 1997,
Statements of Income for the three years ended December 31, 1998, Statements of Changes in Partners Capital for the three years ended December 31, 1998,
Statements of Cash Flows for the three years ended December 31, 1998, Notes to Financial Statements - December 31, 1998.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                         (with Auditors Report Thereon)

                                PARODI & CROPPER
                          CERTIFIED PUBLIC ACCOUNTANTS
                       3658 Mount Diablo Blvd., Suite #205
                           Lafayette California 94549
                                 (925) 284-3590




                          INDEPENDENT AUDITORS REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VI

     We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VI (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1998 and 1997 and the statements of income, changes in partners capital and cash flows for the three years ended December 31, 1998. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VI as of December 31, 1998 and 1997, and the results of its operations and cash flows for the three years ended December 31, 1998 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


                                                           /S/ Bruce Cropper
                                                           PARODI & CROPPER






Lafayette, California
March 3, 1999

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                   ASSETS

                                                                          1998                 1997
                                                                     ---------------      ---------------

Cash                                                                       $299,775             $331,143
                                                                     ---------------      ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                         7,969,735            8,104,984
  Accrued Interest on Mortgage Investments                                  717,719              617,456
  Advances on Mortgage Investments                                          162,083              127,519
  Accounts receivables, unsecured                                            23,775              161,414
                                                                     ---------------      ---------------
                                                                          8,873,312            9,011,373
  Less allowance for doubtful accounts                                      202,344               28,614
                                                                     ---------------      ---------------
                                                                          8,670,968            8,982,759
                                                                     ---------------      ---------------

Real estate owned, held for sale, acquired through foreclosure              169,922              309,319
Investment in Partnership                                                         0              708,141
                                                                     ---------------      ---------------

          Total Assets                                                   $9,140,665          $10,331,362
                                                                     ===============      ===============


                                                   LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Accounts Payable                                                          $22,668                   $0
  Deferred Interest                                                          20,463                  898
  Note payable - bank line of credit                                        390,000              899,011
                                                                     ---------------      ---------------
          Total Liabilities                                                 433,131              899,909
                                                                     ---------------      ---------------



Partners Capital:
  Limited Partners capital, subject to redemption, (note 4D):
      net of Formation Loan receivable of $0 and $59,521,
          for 1998 and 1997, respectively                                 8,697,768            9,421,687

  General Partners  Capital:                                                  9,766                9,766
                                                                     ---------------      ---------------
    Total Partners  capital                                               8,707,534            9,431,453
                                                                     ---------------      ---------------
          Total Liabilities and Partners capital                        $9,140,665          $10,331,362
                                                                     ===============      ===============


See accompanying notes to financial statements.


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                                                          YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                 1998               1997               1996
                                                             -------------      --------------     -------------

Revenues:
  Interest on Mortgage Investments                               $847,960          $1,011,621        $1,135,218
  Interest on bank deposits                                         8,487               6,563             4,750
  Late charges, prepayment penalties, and fees                     15,414              18,412            27,891
                                                             -------------      --------------     -------------
                                                                  871,861           1,036,596         1,167,859
                                                             -------------      --------------     -------------

Expenses:
  Mortgage servicing fees                                          70,630              39,918            44,565
  Asset management fee                                              6,640                   0                 0
  Clerical costs through Redwood Mortgage                          24,440              27,786            31,838
  Interest and line of credit costs                                43,170             133,577           158,175
  Provision for doubtful accounts and losses
      on real estate acquired through foreclosure                 180,054             268,101           312,684
  Professional services                                            18,831              23,517            17,825
  Other                                                            15,591              14,510            14,610
                                                             -------------      --------------     -------------
                                                                  359,356             507,409           579,697
                                                             -------------      --------------     -------------

Net Income                                                       $512,505            $529,187          $588,162
                                                             =============      ==============     =============

Net income:  To General Partners(1%)                               $5,125              $5,292            $5,882
                      To Limited Partners (99%)                  $507,380            $523,895          $582,280
                                                             =============      ==============     =============
                                                                 $512,505            $529,187          $588,162
                                                             =============      ==============     =============

Net income per $1,000 invested by Limited
 Partners for entire period:
  -where income is reinvested and compounded                          $56                 $53               $54
                                                             =============      ==============     =============

  -where partner receives income in monthly distributions             $55                 $52               $52
                                                             =============      ==============     =============











See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                                                    PARTNERS CAPITAL
                                   ------------------------------------------------------------------------------------
                                               LIMITED PARTNERS CAPITAL
                                   --------------------------------------------------
                                      Capital
                                      Account         Formation                            General
                                      Limited            Loan                             Partners
                                     Partners         Receivable          Total            Capital           Total
                                   --------------    -------------    ---------------    ------------     -------------

Balances at December 31, 1995         11,396,716        (184,177)         11,212,539          $9,766        11,222,305

Formation Loan collections                     0           56,803             56,803               0            56,803
Net income                               582,280                0            582,280           5,882           588,162
Early withdrawal penalties               (8,721)            5,525            (3,196)               0           (3,196)
Partners  withdrawals                (1,463,174)                0        (1,463,174)         (5,882)       (1,469,056)
                                   --------------    -------------    ---------------    ------------     -------------

Balances at December 31, 1996         10,507,101        (121,849)         10,385,252           9,766        10,395,018

Formation Loan collections                     0           53,833             53,833               0            53,833
Net Income                               523,895                0            523,895           5,292           529,187
Early withdrawal penalties              (13,409)            8,495            (4,914)               0           (4,914)
Partners withdrawals                (1,536,379)                0        (1,536,379)         (5,292)       (1,541,671)
                                   --------------    -------------     --------------    ------------    --------------

Balances at December 31, 1997         $9,481,208        ($59,521)         $9,421,687          $9,766        $9,431,453

Formation Loan collections                     0           53,291             53,291               0             53,291
Net Income                               507,380                0            507,380           5,125            512,505
Early withdrawal penalties               (9,834)            6,230            (3,604)               0            (3,604)
Partners withdrawals                (1,280,986)                0        (1,280,986)         (5,125)        (1,286,111)
                                   --------------    -------------     --------------    ------------     --------------

Balances at December 31, 1998         $8,697,768                0         $8,697,768          $9,766         $8,707,534
                                   ==============    =============     ==============    ============     ==============

See accompanying notes to financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                                                      YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                             1998                1997               1996
                                                         --------------      -------------      -------------
Cash flows from operating activities:
  Net income                                                  $512,505           $529,187           $588,162
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for doubtful accounts                             268,764            264,484             65,804
   Provision for Losses (recovery) on real estate held
   for sale                                                   (88,710)              3,617            246,880
    Early withdrawal penalty credited to income                (3,604)            (4,914)            (3,196)
    (Increase) decrease in assets:
       Accrued interest & advances                           (134,827)          (231,173)             63,950
       Prepaid expenses and other assets                             0                  0                935
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                    22,668                  0                  0
       Deferred Interest on Mortgage Investments                19,565           (17,624)             18,522
                                                         --------------      -------------      -------------

      Net cash provided by operating activities                596,361            543,577            981,057
                                                         --------------      -------------      -------------

Cash flows from investing activities:
  Principal collected on Mortgage Investments                1,934,071          1,634,128          3,295,834
  Mortgage Investments made                                (1,798,822)          (557,796)        (2,474,843)
  Additions to real estate held for sale                       (2,785)           (47,415)          (242,869)
  Dispositions of real estate held for sale                     85,449            909,491            299,414
  Investment in Partnership                                  (215,281)          (212,101)           (39,219)
  Proceeds from Partnership                                  1,068,865                  0                  0
  Proceeds from unsecured accounts receivable                   42,605                  0                  0
                                                         --------------      -------------      -------------
    Net cash provided by (used in) investing activities      1,114,102          1,726,307            838,317
                                                         --------------      -------------      -------------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                (509,011)          (631,500)          (510,500)
 Partners withdrawals                                      (1,286,111)        (1,541,671)        (1,469,056)
  Formation Loan collections                                    53,291             53,833             56,803
                                                         --------------      -------------      -------------

    Net cash provided by (used in) financing activities    (1,741,831)        (2,119,338)        (1,922,753)
                                                         --------------      -------------      -------------

Net increase (decrease) in cash                               (31,368)            150,546          (103,379)

Cash - beginning of period                                     331,143            180,597            283,976
                                                         --------------      -------------      -------------

Cash - end of period                                          $299,775           $331,143           $180,597
                                                         ==============      =============      =============


See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     NOTE 1 - ORGANIZATION AND GENERAL Redwood Mortgage Investors VI, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp., (Redwood Mortgage), an affiliate of the General Partners. The offering was closed with contributed capital totaling $9,781,366.

     Each  months   income  is   distributed   to  partners   based  upon  their
proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

     A. Sales Commissions - Formation Loan Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds were paid by Redwood Mortgage., an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership loaned to Redwood Mortgage $623,255 (the Formation Loan) relating to contributed capital of $9,781,366. The Formation Loan is unsecured, and was repaid without interest, in ten annual installments of principal, commencing December 31, 1989. The last payment was made during 1998. The following reflects transactions in the Formation Loan account through December 31, 1998:

Amount loaned during 1987,1988 and 1989                                $623,255
Less:
   Cash repayments                                       $566,586
   Allocation of early withdrawal penalties                56,669       623,255
                                                     ============     ---------

Balance December 31, 1998                                                    $0
                                                                      =========

     The Formation Loan, which is receivable from Redwood Mortgage, an affiliate of the General Partners, was deducted from Limited Partners capital in the balance sheet. As amounts were collected from Redwood Mortgage, the deduction from capital was reduced. As of December 31, 1998 there was no longer a deduction.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

     At December 31, 1998, 1997 and 1996, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $84,736, $0 and $13,006, respectively. The reduction in stated value was accomplished by increasing the allowances for doubtful accounts.

     As presented in Note 10 to the financial statements as of December 31, 1998, the average mortgage investment to appraised value of security at the time the loans were consummated was 65.27%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of December 31, 1998 and 1997:

                                                                        December 31,
                                                       -----------------------------------------------
                                                            1998                            1997
                                                       ---------------                 ---------------

Costs of properties                                          $366,655                        $449,319
Reduction in value                                            196,733                         140,000
                                                       ---------------                 ---------------

Fair value reflected in financial statements                 $169,922                        $309,319
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

I. Allowance for Doubtful Accounts

     Mortgage  Investments and the related accrued  interest,  fees and advances are  analyzed  on a  continuous  basis  for  recoverability.  Delinquencies  are identified and followed as part of the Mortgage  Investment  system. A provision is made for doubtful  accounts to adjust the allowance for doubtful  accounts to an amount  considered by management  to be adequate  with due  consideration  to collateral value to provide for  unrecoverable  accounts  receivable,  including
impaired  Mortgage  Investments,   unspecified  mortgage  investments,   accrued
interest and advances on Mortgage  Investments,  and other  accounts  receivable
(unsecured).  The  composition  of the  allowance  for  doubtful  accounts as of
December 31, 1998 and 1997 was as follows:


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                                                        December 31,
                                                       -----------------------------------------------
                                                            1998                            1997
                                                       ---------------                 ---------------

Impaired Mortgage Investments                                 $84,736                              $0
Unspecified Mortgage Investments                               93,732                          13,432
Accounts receivable, unsecured                                 23,776                          15,182
                                                                                       ---------------
                                                       ===============
                                                             $202,244                         $28,614
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

A. Mortgage Brokerage Commissions

     Mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the Mortgage Investments were limited up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership. Such commissions totalled $36,700 and $10,000 for the years ended December 31, 1998 and 1997, respectively.

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage
Investment is located. Mortgage servicing fees of $70,630, $39,918, and $44,565 were incurred for years 1998, 1997 and 1996, respectively.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

C. Asset Management Fee

     The General Partners are authorized to receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annual). There were no management fees incurred for years 1997 and 1996, respectively. Management fees totalled $6,640 for 1998.

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

F. Operating Expenses

     The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1998, 1997, and 1996, clerical costs totaling $24,440, $27,786 and $31,838 respectively, were reimbursed to Redwood Mortgage and are included in expenses in the Statements of Income.

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

D. Withdrawal From Partnership

     A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by December 31, 1998. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     Notwithstanding the above, in order to provide a certain degree of liquidity to the Limited Partners, the General Partners will liquidate a Limited Partners entire capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. Such liquidations shall, however, be subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums otherwise could have been withdrawn pursuant to the liquidation procedure set forth above. The 10% early withdrawal penalty will be received by the Partnership, and a portion of the sums collected as such penalty will be applied toward the next installment(s) of principal under the Formation Loan owed to the Partnership by Redwood Mortgage. Such portion shall be determined by the ratio between the initial amount of Formation Loan and the total amount of other organization and syndication costs incurred by the Partnership in this offering. The balance of any such early withdrawal penalties shall be retained by the Partnership for its own account and applied against syndication costs. Since the syndication costs have been fully amortized as of December 31, 1993, and the formation loan was paid in 1998, the early withdrawal penalties gained in the future will be credited to income for the period received.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a Limited Partners capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total Limited Partners capital accounts outstanding at the beginning of any year shall be liquidated during any calendar year.

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land located in East Palo Alto, CA., was acquired through foreclosure. The Partnership interest is invested with that of two other Partnerships. The Partnerships had been attempting to develop the property into single family residences. Significant community resistance, as well as environmental, and fish and wildlife concerns affected efforts to obtain the required approvals. The Partnership, in resolving disputes which arose during the course of the Partnerships attempt to obtain entitlements to develop the property, entered into agreements on May 8, 1998 with Rhone-Poulanc, Inc. These agreements, among other things, restrict the property to non-residential uses, provide for appropriate indemnifications, and include other consideration including the payment of cash. The Partnership still retains liability for the remediation of pesticide contamination affecting the property. Investigation of remediation options are ongoing. At this time management does not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. As of December 31, 1998, the Partnership has received $145,443 in excess of its cost.

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  had a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio up to $2,000,000 at 1% over prime. The balances were $390,000 and $899,011 at December 31, 1998 and 1997, respectively, and the interest rate at December 31, 1998 was 8.75% (7.75% prime + 1%). The line of credit expired December 31, 1998 and was replaced by a line of credit of $1,000,000 at 8.75% which will expire December 31, 1999.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 7 - LEGAL PROCEEDINGS

     Legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $23,775. The Partnership is a defendant along with numerous defendants, including a developer, contractor, and other lenders, in a lawsuit involving the Partnerships attempt to recover its investment in real estate acquired through foreclosure.

     Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.


NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                              December 31,
                              -----------------------------------------------
                                           1998                           1997
                                 ----------------               ---------------

Net assets - Partners Capital
per financial statements              $8,707,534                    $9,431,453


Formation Loan receivable                      0                        59,521
Allowance for doubtful accounts          202,344                        28,614
                                 ================               ===============
Net assets tax basis                  $8,909,878                    $9,519,588
                                 ================               ===============

     In 1998 and 1997, approximately 71% and 72%, respectively, of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their unrelated business income exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) was $7,969,735 at December 31, 1998. The fair value of these investments of $7,945,380 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1998, there were 56
Mortgage  Investments  outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                       56
Total Mortgage Investments outstanding                                   $7,969,735

Average Mortgage Investment outstanding                                    $142,317
Average Mortgage Investment as percent of total                               1.79%
Average Mortgage Investment as percent of Partners  Capital                   1.63%

Largest Mortgage Investment outstanding                                  $1,376,117
Largest Mortgage Investment as percent of total                              17.27%
Largest Mortgage Investment as percent of Partners  Capital                  15.80%

Number of counties where security is located (all California)                    14
Largest percentage of Mortgage Investments in one county                     28.72%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                                     65.27%
Number of Mortgage Investments in foreclosure                                     0



The following categories of mortgage investments are pertinent at December 31, 1998 and 1997:

                                                                          December 31,
                                                            ------------------------------------------
                                                                  1998                      1997
                                                            -----------------          ---------------
First Trust Deeds                                                  4,432,246               $4,588,169
Second Trust Deeds                                                 2,892,870                2,869,543
Third Trust Deeds                                                    394,620                  397,273
Fourth Trust Deeds                                                   249,999                  249,999
                                                            -----------------          ---------------
  Total mortgage investments                                       7,969,735                8,104,984
Prior liens due other lenders                                     12,348,933               11,075,429
                                                            -----------------          ---------------
  Total debt                                                     $20,318,668              $19,180,413
                                                            =================          ===============

Appraised property value at time of loan                         $31,128,892              $28,422,684
                                                            =================          ===============

Total investments as a percent of appraisals                          65.27%                   67.48%
                                                            =================          ===============

Investments by Type of Property

Owner occupied homes                                                 944,491               $1,057,067
Non-Owner occupied homes                                             374,408                  380,142
Apartments                                                           817,819                  791,755
Commercial                                                         5,833,017                5,876,020
                                                            =================          ===============
                                                                  $7,969,735               $8,104,984
                                                            =================          ===============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     Scheduled maturity dates of mortgage investments as of December 31, 1998 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1999                                    $4,470,166
                            2000                                     1,021,816
                            2001                                     1,004,686
                            2002                                       422,896
                            2003                                       437,684
                         Thereafter                                    612,487
                                                               ================
                                                                    $7,969,735
                                                               ================

     The  scheduled   maturities   for  1999  include   $2,080,024  in  Mortgage
Investments which are past maturity at December 31, 1998. $816,898 of those Mortgage Investments were categorized as delinquent over 90 days.

     Seven Mortgage Investments with principal outstanding of $994,735 had interest payments overdue in excess of 90 days.

     The cash balance at December 31, 1998 of $299,775 were in two banks with interest bearing balances totalling $296,563. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $99,775. As and when deposits in the Partnerships bank accounts increase significantly beyond the insured limit, the funds are generally either placed in new Mortgage Investments or used to pay down on the line of credit balance.


SCHEDULE II

                                       AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                    PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES. RULE 12-03

Column A                  Column B       Column C       Column D             Column E
Name of Debtor            Balance Beg.   Additions           Deductions        Balance at end of period
                          of period
                          12/31/97
                                                         (1)         (2)          (1)             (2)
                                                      Amounts     Amounts     Current         Not Current
                                                      collected   written     12/31/98         12/31/98
                                                                  off *

Redwood Mortgage          $59,521          $0.00      $53,291     $6,230         $0.00           $0.00


     The above  schedule  represents  the  Formation  Loan  borrowed  by Redwood
Mortgage from the Partnership to pay for the selling commissions on units. It was an unsecured loan and bore no interest. It was repaid to the Partnership in ten equal annual installments of principal only which began December 31, 1989.
As of December 31, 1998, it was fully repaid.

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
                                 Charged to       Charged     to
                                 Costs            Other
                                 & Expenses       Accounts -
                                                  Describe
Year Ended
12/31/98

Deducted from
Asset Accounts:

Allowance for
Doubtful Accounts    $28,614        $268,764            $0                $95,034        $202,344

Cumulative
write-down of
Real Estate held
for sale (REO)      $140,000       ($88,710)            $0                                $196,733
                                                                 ($145,443)
                    ----------     -----------      ------------ --------------     -----------------

Total               $168,614        $180,054            $0           (a)                  $399,077
                                                                 ($50,409)
                    ==========     ===========      ============ ==============     =================

(a) represents net loss (or gain) on Mortgage Investments and Real Estate held for sale.



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
                                                                                           Period
================== ================= ================= ================= ================= =================

Year-Ended
12/31/98           $390,000          9.45%             $1,068,000        $456,874          9.45%



SCHEDULE XII

                                                    MORTGAGE LOANS ON REAL ESTATE.
                                            RULE 12-29 MORTGAGE INVESTMENTS ON REAL ESTATE

Col. A    Col. B    Col. C    Col. D      Col. E        Col. F        Col. G       Col. H      Col. I      Col. J
Descp.   Interest  Final     Periodic   Prior Liens  Face Amt. of    Carrying    Prin. amt.   Type of    Geographic
           Rate    Maturity  Payment                   Mortgage      amount of       of         Lien       County
                     Date      Terms                  Investment     Mortgage     Mortgage                Location
                                                       (original    Investment   Investments
                                                         amt)                    subject to
                                                                                   Delinq.
                                                                                  Prin. or
                                                                                  Interest
-------- --------- --------- ---------- ------------ -------------- ------------ ------------ --------- -------------

Comm       14.75%  09/01/95   2,241.96   250,000.00     185,000.00   180,618.12               2nd Mtg    San Mateo
Res        13.75%  10/01/96     275.00    55,374.00      24,000.00    24,000.00               2nd Mtg    San Mateo
Comm       13.75%  10/01/96     644.53         0.00      56,250.00    56,250.00               1st Mtg    San Mateo
Res        12.50%  02/01/07     554.63         0.00      45,000.00    33,897.62               lst Mtg   Santa Cruz
Res         6.00%  04/01/96     106.81    10,470.00      20,000.00    19,738.80     4,913.26  2nd Mtg   Sacramento
Res         4.00%  04/01/97     113.30         0.00      22,500.00    23,130.86     5,325.10  1st Mtg   Sacramento
Res         4.00%  04/01/97     120.00         0.00      24,000.00    22,646.50               lst Mtg   Sacramento
Comm       10.00%  08/06/02     709.38    30,802.00      82,873.25    76,863.12               2nd Mtg     Alameda
Comm       12.50%  01/01/08   1,343.45    64,620.00     109,000.00    90,605.96               2nd Mtg   Santa Clara
Comm       14.50%  01/01/00   6,157.52   442,592.00     499,998.80   499,998.81               2nd Mtg  Contra Costa
Apts        7.00%  08/01/03   1,022.35         0.00     153,660.00   153,151.57               lst Mtg   Sacramento
Apts        6.50%  05/01/06     540.83    89,904.00     100,000.00    96,716.11     8,112.45  2nd Mtg   Sacramento
Res        13.50%  09/01/08     280.90    18,085.00      21,635.32    18,320.11               2nd Mtg  Contra Costa
Comm       12.00%  11/01/98   2,057.23    11,864.00     200,000.00    35,656.54               2nd Mtg  San Francisco
Comm       10.00%  12/01/98   1,755.14         0.00     200,000.00   197,333.47    10,530.84  1st Mtg   Stanislaus
Comm       14.00%  01/01/00   3,450.33 1,126,508.00     249,999.40   249,999.40               4th Mtg  Contra Costa
Comm       10.00%  12/01/98   5,046.04         0.00     575,000.00   566,694.43    25,230.20  lst Mtg     Alameda
Comm        7.00%  12/01/03   1,151.48   562,500.00      99,172.75    81,121.58     5,757.40  2nd Mtg     Alameda
Comm       12.00%  02/01/99  14,025.12         0.00   1,376,117.03 1,376,117.03               lst Mtg   Santa Clara
Land       12.00%  07/01/96   1,352.50   494,979.00     135,250.00   135,250.00               3rd Mtg     Sonoma
Comm        8.50%  11/07/99     515.73         0.00      72,809.59    72,809.59               1st Mtg     Sonoma
Land       13.75%  12/20/98   5,524.55    54,724.00     567,856.74   174,236.24    11,049.10  2nd Mtg   Stanislaus
Res         8.00%  12/01/00     500.00   148,004.00      52,500.00    44,094.59               2nd Mtg   Santa Clara
Apts        7.00%  02/10/05     234.06    80,250.00      40,125.00    40,125.00               2nd Mtg  San Francisco
Res        12.00%  06/25/94     100.00         0.00      10,000.00    10,000.00     4,500.00  lst Mtg   Sacramento
Apts       11.50%  04/01/05     123.79         0.00     150,000.00    12,499.99               lst Mtg  San Francisco
Comm        9.00%  05/10/02     670.52         0.00      83,333.33    81,033.44               1st Mtg     Shasta
Res         8.00%  09/27/00     482.54    96,429.00      72,380.95    70,617.58               2nd Mtg    Monterey
Comm       12.00%  02/01/11     756.11         0.00      63,000.00    58,595.01               lst Mtg     Alameda
Comm       12.00%  12/31/01   3,598.27 1,955,550.00     340,000.00   359,827.21               2nd Mtg   Santa Clara
Res         7.00%  05/15/01     850.00         0.00     145,000.00   144,858.86               lst Mtg    San Mateo
Land       14.00%  02/01/97   3,822.50         0.00     382,250.00   235,381.46               1st Mtg   Santa Clara
Res         8.00%  09/18/03     166.58         0.00      22,701.51    22,237.39               lst Mtg     Sonoma
Res         8.00%  09/30/03     170.67         0.00      23,259.09    22,799.04               lst Mtg     Sonoma
Comm       12.00%  02/01/99     508.40 1,279,200.00      49,200.00    49,200.00               2nd Mtg   Santa Clara
Res        13.00%  12/01/99     704.17         0.00      65,000.00    65,000.00     1,408.34  lst Mtg     Ventura
Res        13.00%  12/01/99     140.83         0.00      65,000.00    13,000.00       281.66  lst Mtg     Ventura
Res        13.00%  12/01/99     140.83         0.00      65,000.00    13,000.00       281.66  1st Mtg     Ventura
Apts        7.00%  08/01/02   1,545.83         0.00     265,000.00   265,000.00               lst Mtg   Sacramento
Land       11.00%  07/01/99   3,879.29 1,452,282.00     700,000.00   409,543.57               2nd Mtg  San Francisco


Col. A    Col. B    Col. C    Col. D      Col. E        Col. F       Col. G        Col. H     Col. I      Col. J
Descp.   Interest  Final     Periodic   Prior Liens   Face Amt.     Carrying     Principal    Type      Geographic
           Rate    Maturity  Payment                 of Mortgage    amount of    amount of    of Lien     County
                     Date      Terms                  Investment    Mortgage      Mortgage               Location
                                                      (original    Investment   Investments
                                                       amount)                   subject to
                                                                                  Delinq.
                                                                                 Principal
                                                                                or Interest
-------- --------- --------- ---------- ------------ ------------- ------------ ------------- -------- --------------

Apts       12.00%  08/01/99     773.59         0.00     80,000.00    78,854.34                1st Mtg     Marin
Res        11.00%  10/01/01   4,583.33         0.00    500,000.00   500,000.00                lst Mtg   Stanislaus
Res        13.50%  03/01/03     467.39         0.00     36,000.00    17,996.94                lst Mtg     Solano
Res        10.00%  08/01/03     576.96   262,720.00     49,000.00    25,345.46                2nd Mtg   San Mateo
Apts       13.00%  11/01/03     759.15   341,094.00     60,000.00    32,569.07                2nd Mtg San Francisco
Res        13.75%  11/01/03   2,202.61         0.00    167,500.00    82,462.54                1st Mtg    Alameda
Apts       14.00%  03/01/92   1,184.87   960,000.00    100,000.00    95,498.69                2nd Mtg  Santa Clara
Comm       14.50%  05/01/04   4,233.05   532,392.00    310,000.00   187,893.17                2nd Mtg   San Mateo
Comm       11.50%  05/01/99   3,113.39         0.00    314,000.00   307,495.69                1st Mtg    Alameda
Comm       17.25%  11/20/95   2,533.19   185,351.00    200,000.00   193,387.36                3rd Mtg   San Mateo
Apts       14.00%  06/01/92     473.95 1,060,000.00     40,000.00    38,282.01                3rd Mtg  Santa Clara
Res        14.25%  07/01/04     984.46    78,672.00     73,000.00    46,134.38                2nd Mtg San Francisco
Res        14.50%  04/01/05     546.20   150,804.00     40,000.00    27,700.23                3rd Mtg San Francisco
Res        14.50%  07/01/92   2,416.67   340,827.00    200,000.00    71,918.82                2nd Mtg San Francisco
Comm       10.00%  08/01/00   1,428.14    59,402.00    160,000.00   157,105.61                2nd Mtg   San Mateo
Apts        9.00%  02/01/99      38.42   153,534.00      5,122.00     5,122.00                2nd Mtg   Sacramento

Total                       $93,698.54 $12,348,933.0$9,748,494.76 $7,969,735.31   $77,390.01


Notes:
     Mortgage   Investments   classified  as  impaired  had  principal  balances
totalling $614,978. Impaired Mortgage Investments are defined  as  Mortgage  Investments  where the costs of  related  balances exceeds  the  anticipated  fair value less costs to collect. Interest is no longer accrued thereon.

     Amounts  reflected  in column G  (carrying  amount of  Mortgage  Investments)  represents  both costs and the tax basis of the Mortgage Investments.



Schedule XII

Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                                             Year ended December 31,
                                            ----------------------------------------------------------

                                                 1998                  1997                 1996
                                            ---------------       ---------------      ---------------

Balance at beginning of year                     8,104,984            $9,313,924          $10,402,491
                                            ---------------       ---------------      ---------------
Additions during period:
  New Mortgage Investments                       1,798,822               557,796            2,474,843
  Other                                                  0                     0                    0
                                            ---------------       ---------------      ---------------
                  Total Additions               $1,798,822              $557,796           $2,474,843
                                            ---------------       ---------------      ---------------


Deductions during period:
  Collections of principal                       1,934,071             1,634,128            3,295,834
  Foreclosures                                           0                     0              267,576
  Cost of Mortgage Investments sold                      0                     0                    0
  Amortization of Premium                                0                     0                    0
  Other                                                  0               132,608                    0
                                            ---------------       ---------------      ---------------
                  Total Deductions               1,934,071             1,766,736            3,563,410
                                            ---------------       ---------------      ---------------

Balance at close of year                        $7,969,735            $8,104,984           $9,313,924
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

     The following compensation has been paid to the General Partners and affiliates for services rendered during the year ended December 31, 1998. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving        Description of Compensation
Compensation            and Services Rendered                          Amount
---------------------- -------------------------------              ----------
I.
Redwood Mortgage       Mortgage Servicing Fee for servicing Mortgage
                       Investments                                     $70,630

General Partners
&/or Affiliates        Asset Management Fee for managing assets         $6,640

General Partners       1% interest in profits                           $5,125


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


III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME....................................................$24,440

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


                                  Part IV

Item 14 - Exhibits,Financial Statements and Schedules, and Reports on Form 8-K

(A)     Documents filed as part of this report:

     1. The financial statements are listed in Part II Item 8 under A-Financial Statements.

     2. The Financial Statement Schedules are listed in Part II Item 8 under B-Financial Statement Schedules.

         3. Exhibits.


Exhibit No.                Description of Exhibits

     3.1           Limited Partnership Agreement
     3.2           Form of Certificate of Limited Partnership Interest
     3.3           Certificate of Limited Partnership
    10.1           Escrow Agreement (1)
    10.2           Servicing Agreement (1)
    10.3 (a) Form of Note secured by Deed of Trust which provides for principal and interest payments (1)
                   (b) Form of Note secured by Deed of Trust which provides principal and interest payments and right of assumption (1)
                   (c) Form of Note secured by Deed of Trust which provides for interest only payments (1)
                   (d) Form of Note (1)
    10.4           (a) Deed of Trust and Assignment of Rents to accompany
                       Exhibits 10.3 (a) and (c) (1)
                   (b) Deed of Trust and Assignment of Rents to accompany
                       Exhibits 10.3 (b) (1)
                   (c) Deed of Trust to accompany Exhibit 10.3 (d) (1)
    10.5           Promissory Note for Formation Loan (1)
    10.6           Agreement to Seek a Lender (1)
    24.1           Consent of Parodi & Cropper (1)
    24.2           Consent of  Wilson, Ryan & Campilongo(1)


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

                          Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 25th day of March, 1999.

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


By:      /S/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /S/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /S/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 25th day of March, 1999.


Signature                         Title                                Date


/S/ D. Russell Burwell
-----------------------
D. Russell Burwell             General Partner                   March 25, 1999


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell             General Partner                   March 25, 1999



/S/ D. Russell Burwell
-----------------------
D. Russell Burwell       President of Gymno Corporation,         March 25, 1999
                         (Principal Executive Officer);
                         Director of Gymno Corporation


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell       Secretary/Treasurer of Gymno            March 25, 1999
                         Corporation (Principal Financial
                         and Accounting Officer);
                         Director of Gymno Corporation