Form 10-Q
period 1999-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 1999-05-11
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                 March 31, 1999
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

                                 (650) 365-5341
-------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

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

YES                  NO                             NOT APPLICABLE           XX
   -------------        ----------------                          --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                                 NOT APPLICABLE



                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                            BALANCE SHEETS
                                                    DECEMBER 31, 1998 (audited) AND
                                                      MARCH 31, 1999 (unaudited)

                                                                ASSETS

                                                                    Mar 31, 1999          Dec 31, 1998
                                                                     (unaudited)            (audited)
                                                                  ------------------     ----------------

Cash                                                                       $290,449             $299,775
                                                                  ------------------     ----------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                         7,873,133            7,969,735
  Accrued Interest on Mortgage Investments                                  734,985              717,719
  Advances on Mortgage Investments                                          174,105              162,083
  Accounts receivables, unsecured                                            23,776               23,775
                                                                  ------------------     ----------------
                                                                          8,805,999            8,873,312
  Less allowance for doubtful accounts                                      133,293              202,344
                                                                  ------------------     ----------------
                                                                          8,672,706            8,670,968
                                                                  ------------------     ----------------

Real estate owned, held for sale, acquired through foreclosure               12,502              169,922
                                                                  ------------------     ----------------

          Total Assets                                                   $8,975,657           $9,140,665
                                                                  ==================     ================


                                                   LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Accounts Payable                                                          $23,379              $22,668
  Deferred Interest                                                               0               20,463
  Note payable - bank line of credit                                        400,000              390,000
                                                                     ---------------      ---------------
          Total Liabilities                                                 423,379              433,131
                                                                     ---------------      ---------------

Partners Capital:
  Limited Partners capital, subject to redemption, (note 4D)              8,542,512            8,697,768
  General Partners Capital                                                    9,766                9,766
                                                                     ---------------      ---------------
    Total Partners capital                                                8,552,278            8,707,534
                                                                     ---------------      ---------------
          Total Liabilities and Partners capital                         $8,975,657           $9,140,665
                                                                     ===============      ===============


See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (unaudited)

                                        3 mos. ended        3 mos. ended
                                        Mar 31, 1999        Mar 31, 1998
                                         (unaudited)         (unaudited)

Revenues:
  Interest on Mortgage Investments           $206,357         $198,443
  Interest on Bank Deposits                       627            2,657
  Late charges, prepayment penalties and        2,373            1,953
fees
                                           -----------      -----------
                                              209,357          203,053
                                           -----------      -----------
Expenses:

 Mortgage Servicing fees                       16,795            8,325
 Asset management fees                          2,729                0
 Clerical costs through Redwood Mortgage        5,673            6,319
Corp.
 Interest and line of credit cost               3,284           20,296
 Provision for losses on real estate
 acquired
 through foreclosure and doubtful              30,584           21,811
 accounts
 Professional Services                         15,090           11,288
 Other                                          4,283            6,024
                                           -----------      -----------
                                               78,438           74,063
                                           -----------      -----------

Net Income                                   $130,919         $128,990
                                           ===========      ===========

Net Income: to General Partners (1%)           $1,309           $1,290
                     to Limited Partners     $129,610         $127,700
(99%)
                                           ===========      ===========
                                             $130,919         $128,990
                                           ===========      ===========

Net income for $1,000 invested by
Limited
  Partners for  entire period
  - where income is reinvested and             $14.92           $13.48
compounded
                                           ===========      ===========
  - where Partner received income in
monthly
       distributions                           $14.84           $13.42
                                           ===========      ===========







See accompanying notes to Financial Statements

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS  CAPITAL
                                       FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                           THE THREE MONTHS ENDED MARCH 31, 1999 (unaudited)

                                                                    PARTNERS CAPITAL
                                   -------------------------------------------------------------------------------------
                                               LIMITED PARTNERS CAPITAL
                                   --------------------------------------------------
                                      Capital
                                      Account         Formation                            General
                                      Limited            Loan                             Partners
                                     Partners         Receivable          Total            Capital            Total
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1995        $11,396,716      $ (184,177)        $11,212,539          $9,766        $11,222,305

Formation Loan collections                     0           56,803             56,803               0             56,803
Net income                               582,280                0            582,280           5,882            588,162
Early withdrawal penalties               (8,721)            5,525            (3,196)               0            (3,196)
Partners  withdrawals                (1,463,174)                0        (1,463,174)         (5,882)        (1,469,056)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1996        $10,507,101       $(121,849)        $10,385,252          $9,766        $10,395,018

Formation Loan collections                     0           53,833             53,833                0            53,833
Net Income                               523,895                0            523,895            5,292           529,187
Early withdrawal penalties              (13,409)            8,495            (4,914)                0           (4,914)
Partners  withdrawals                (1,536,379)                0        (1,536,379)          (5,292)       (1,541,671)
                                   --------------    -------------     --------------    -------------    --------------

Balances at December 31, 1997         $9,481,208        ($59,521)         $9,421,687           $9,766        $9,431,453

Formation Loan collections                     0           53,291             53,291                0            53,291
Net Income                               507,380                0            507,380            5,125           512,505
Early withdrawal penalties               (9,834)            6,230            (3,604)                0           (3,604)
Partners  withdrawals                (1,280,986)                0        (1,280,986)          (5,125)       (1,286,111)
                                   --------------    -------------     --------------    -------------    --------------

Balances at December 31, 1998         $8,697,768                0         $8,697,768           $9,766        $8,707,534

Net Income                               129,610                0            129,610            1,309           130,919
Partners  withdrawals                  (284,866)                0          (284,866)          (1,309)         (286,175)
                                   --------------    -------------     --------------    -------------    --------------

Balances at March 31, 1999            $8,542,512               $0         $8,542,512           $9,766        $8,552,278
                                   ==============    =============     ==============    =============    ==============

See accompanying notes to financial statements

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED MARCH 31, 1999 and MARCH 31, 1998 (unaudited)


                                                           Mar 31, 1999           Mar 31, 1998
                                                            (unaudited)           (unaudited)
                                                         ------------------     -----------------
Cash flows from operating activities:
  Net income                                                      $130,919              $128,990
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                                 30,584                21,625
    Provision for Losses on real estate held for sale                    0                   186
    Early withdrawal penalty credited to income                    (1,565)               (1,002)
    (Increase) decrease in assets:
       Accrued interest & advances                                (29,289)              (51,068)
       Prepaid expenses and other assets                                 0                     0
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                           711                     0
       Deferred Interest on Mortgage Investments                  (20,463)                 (898)
                                                         ------------------     -----------------

      Net cash provided by operating activities                    110,897                97,833
                                                         ------------------     -----------------

Cash flows from investing activities:
  Principal collected on Mortgage Investments                      482,542               146,395
  Mortgage Investments made                                      (385,940)             (493,793)
  Additions to real estate held for sale                             (740)               (4,346)
  Dispositions of real estate held for sale                         58,525               223,124
  Investment in Partnership                                              0              (14,610)
                                                         ------------------     -----------------

    Net cash provided by (used in) investing activities            154,387             (143,230)
                                                         ------------------     -----------------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                       10,000               168,989
 Partners withdrawals                                            (284,610)             (301,397)
 Formation Loan collections                                              0                15,582
                                                         ------------------     -----------------

    Net cash provided by (used in) financing activities          (274,610)             (116,826)
                                                         ------------------     -----------------

Net increase (decrease) in cash                                    (9,326)             (162,223)

Cash - beginning of period                                         299,775               331,143
                                                         ------------------     -----------------

Cash - end of period                                              $290,449              $168,920
                                                         ==================     =================

See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                           MARCH 31, 1999 (unaudited)

     NOTE 1 - ORGANIZATION AND GENERAL Redwood Mortgage Investors VI, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. The offering was closed with contributed capital totaling $9,781,366.

     Each  months   income  is   distributed   to  partners   based  upon  their
proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

     A. Sales Commissions - Formation Loan Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds were paid by Redwood Mortgage Corp., an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership loaned to Redwood Mortgage Corp. $623,255 (the Formation Loan) relating to contributed capital of $9,781,366. The Formation Loan was unsecured, and was repaid, without interest, over ten years, commencing December 31, 1989. The last payment was made during 1998.

     The following reflects transactions in the Formation Loan account through December 31, 1998:

Amount loaned during 1987,1988 and 1989                                 $623,255
 Less:
  Cash repayments                                       $566,586
  Allocation of early withdrawal penalties                56,669        $623,255
                                                    ============     -----------

 Balance March 31, 1999                                                      $0
                                                                     ===========


     The Formation Loan, which was a receivable from Redwood Mortgage Corp., an affiliate of the General Partners, was deducted from Limited Partners capital in the balance sheet. As amounts were collected from Redwood Mortgage Corp., the deduction from capital was reduced. As of March 31, 1999, there was no longer a deduction.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                           MARCH 31, 1999 (unaudited)

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

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a Mortgage Investment, with due consideration for the fair value of collateral, is less than the recorded investment and related amounts due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows. The adoption of these statements did not have a material effect on the financial statements of the Partnership because that was essentially the valuation method previously used on impaired loans.

     At March 31, 1999, December 31, 1998 and 1997, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled
$84,736, $84,736 and $0, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of March 31, 1999, the average mortgage investment to appraised value of security at the time the loans were consummated was 66.89%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                           MARCH 31, 1999 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of March 31, 1999 and December 31, 1998 and 1997:

                        March 31,           December 31,            December 31,
                           1999                  1998                  1997
                        ------------      ----------------      ----------------

Costs of properties         $146,586              $366,655              $449,319
Reduction in value           134,084               196,733               140,000
                       -------------      ----------------      ----------------

Fair value reflected in
financial statements         $12,502              $169,922              $309,319
                       =============      ================      ================

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of March 31, 1999, December 31, 1998 and 1997 was a follows:

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                           MARCH 31, 1999 (unaudited)


                                  March 31,     December 31,        December 31,
                                      1999             1998                1997
                               ------------    -------------        ------------

Impaired Mortgage Investments       $84,736          $84,736                  $0
Unspecified Mortgage Investments     24,781           93,833              13,432
Accounts receivable, unsecured       23,776           23,775              15,182
                               ============    =============         ===========
                                   $133,293         $202,344             $28,614
                               ============    =============        ============

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

A. Mortgage Brokerage Commissions

     Mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the Mortgage Investments were limited up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership. For the three months ended March 31, 1999, the commissions totalled $14,020 and for the years ended 1998 and 1997, the commissions were $36,700 and $10,000, respectively.

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees are paid to Redwood Mortgage Corp. up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $16,795, $70,630, and $39,918, were incurred for three months ended March 31, 1999, and for years 1998 and 1997.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                           MARCH 31, 1999 (unaudited)

C. Asset Management Fee

     The General Partners are authorized to receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annually). Management fees incurred for the three months ended March 31, 1999, and for years 1998 and 1997 were $2,729, $6,640 and $0, respectively.

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

F. Operating Expenses

     The General Partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1997, 1998, and three months period ended March 31, 1999, clerical costs totaling $27,786 $24,440 and $5,673, respectively, were reimbursed to Redwood Mortgage and are included in expenses in the Statements of Income.

NOTE 4 - OTHER PARTNERSHIP PROVISIONS

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

D. Withdrawal From Partnership

     A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units were purchased, which in all instances had occurred by March 31, 1999. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                           MARCH 31, 1999 (unaudited)

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land located in East Palo Alto, CA., was acquired through foreclosure. The Partnership interest was invested with that of two other Partnerships. The Partnerships had been attempting to develop the property into single family residences. Significant community resistance, as well as environmental, and fish and wildlife concerns affected efforts to obtain the required approvals. The Partnership, in resolving disputes which arose during the course of the Partnerships attempt to obtain entitlements to develop the property, entered into agreements on May 8, 1998 with Rhone-Poulanc, Inc. These agreements, among other things, restrict the property to non-residential uses, provide for appropriate indemnifications, and include other consideration including the payment of cash. The Partnership still retains liability for the remediation of pesticide contamination affecting the property. Investigation of remediation options are ongoing. At this time management does not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  had a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio up to $2,000,000 at 1% over prime. The balances were $899,011, $390,000 and $400,000 at December 31, 1997 and 1998, and March 31,
1999, respectively, and the interest rate at March 31, 1999 was 8.75% (7.75% prime + 1%). Commencing January 1, 1999, the Partnership had reduced its borrowing limit to $1,000,000 with same conditions as previously stipulated. Balance at March 31, 1999, was $400,000 and the Partnership was current in its interest payment. The line of credit expires December 31, 1999.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                           MARCH 31, 1999 (unaudited)

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

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                      March 31,        Dec. 31,         Dec. 31,
                                          1999            1998             1997
                                   ------------    -----------       -----------
Net assets Partners
Capital per financial statements    $8,552,278      $8,707,534        $9,431,453
Formation Loan receivable                    0               0            59,521
Allowance for doubtful accounts        133,293         202,344            28,614
                                   ============    ===========       ===========
Net assets tax basis                $8,685,571      $8,909,878        $9,519,588
                                   ============    ===========       ===========

     In 1998, approximately 71% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their unrelated business income exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $7,873,133. The March 31, 1999 fair value of these investments of $7,868,917 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                           MARCH 31, 1999 (unaudited)

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At March 31, 1999, there were 55 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    55
Total Mortgage Investments outstanding                                $7,873,133

Average Mortgage Investment outstanding                                 $143,148
Average Mortgage Investment as percent of total                            1.82%
Average Mortgage Investment as percent of Partners Capital                 1.67%

Largest Mortgage Investment outstanding                               $1,376,117
Largest Mortgage Investment as percent of total                           17.48%
Largest Mortgage Investment as percent of Partners Capital                16.09%

Number of counties where security is located (all California)                 14
Largest percentage of Mortgage Investments in one county                  29.20%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                                  66.89%
Number of Mortgage Investments in foreclosure                                  4

     The following categories of mortgage investments are pertinent at March 31, 1999, and December 31, 1998 and 1997:


                                                  March 31            December 31           December 31
                                                                    ----------------      -----------------
                                                    1999                 1998                   1997
                                               ---------------      ----------------      -----------------
First Trust Deeds                                  $4,759,764             4,432,246             $4,588,169
Second Trust Deeds                                  2,468,862             2,892,870              2,869,543
Third Trust Deeds                                     394,508               394,620                397,273
Fourth Trust Deeds                                    249,999               249,999                249,999
                                               ---------------      ----------------      -----------------
  Total mortgage investments                        7,873,133             7,969,735              8,104,984
Prior liens due other lenders                      10,649,133            12,348,933             11,075,429
                                               ---------------     -----------------      =================
  Total debt                                      $18,522,266           $20,318,668            $19,180,413
                                               ===============      ================      =================

Appraised property value at time of loan          $27,689,183           $31,128,892            $28,422,684
                                               ===============      ================      =================

Total investments as a percent of appraisals           66.89%                65.27%                 67.48%
                                               ===============      ================      =================

Investments by Type of Property

Owner occupied homes                                 $889,054               944,491             $1,057,067
Non-Owner occupied homes                              746,477               374,408                380,142
Apartments                                            816,944               817,819                791,755
Commercial                                          5,420,658             5,833,017              5,876,020
                                               ===============      ================      =================
                                                   $7,873,133            $7,969,735             $8,104,984
                                               ===============      ================      =================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                           MARCH 31, 1999 (unaudited)

     Scheduled maturity dates of mortgage investments as of March 31, 1999 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1999                                    $2,622,461
                            2000                                     2,445,732
                            2001                                     1,016,215
                            2002                                       422,544
                            2003                                       405,982
                         Thereafter                                    960,199
                                                               ================
                                                                    $7,873,133
                                                               ================

     The  scheduled   maturities   for  1999  include   $2,073,081  in  Mortgage
Investments which are past maturity at March 31, 1999. $99,134 of those Mortgage Investments were categorized as delinquent over 90 days.

     Eight Mortgage Investments with principal outstanding of $1,168,972 had interest payments overdue in excess of 90 days.

     The cash balance at March 31, 1999 of $290,449 was in two banks with interest bearing balances totalling $259,060. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $96,433. As and when deposits in the Partnerships bank accounts increase significantly beyond the insured limit, the funds are either placed in new Mortgage Investments or used to pay down on the line of credit balance.

           Managements Discussion and Analysis of Financial Condition
                            and Results of Operations

     On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totalled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On March 31, 1999, the Partnerships net capital totalled $8,552,278.

     The Partnership began funding Mortgage Investments in October 1987. The Partnerships Mortgage Investments outstanding for the years ended December 31, 1996, 1997, 1998 and three months through March 31, 1999, were $9,313,924,
$8,104,984, $7,969,735 and $7,873,133, respectively. The decrease in Mortgage Investments outstanding of $1,440,791 from December 31, 1996 to March 31, 1999, was due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations and line of credit pay-down to save interest expense on the note. During the years 1996, 1997, 1998 and three months through March 31, 1999, Mortgage Investment principal collections exceeded Limited Partner liquidations.

     Currently, general mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1999 over the next 12 months. As of March 31, 1999 the Partnerships Real Estate Owned account and the Investment in Partnership account have been reduced to a $12,502 balance. These accounts had balances of $169,922, $1,017,460 and $ 1,937,047 as of December 31, 1998, 1997 and 1996, respectively.
The conversion of these non-earning assets will allow the Partnership to produce current income from previously non earning assets. The overall effect of these developments will allow the Partnerships yield to rise. The General Partners anticipate that the annualized yield for the forthcoming year 1999, will be higher than the last years performance level.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. The outstanding balance of the bank line of credit was $1,530,511, $899,011, $390,000 and $400,000 for the years ended December 1996, 1997, 1998 and three months through March 31, 1999, respectively. The interest rate on the bank line of credit has remained at Prime plus one percent since inception. For the three months ended March 31, 1999 and years ended December 31, 1998, 1997 and 1996 , interest on Note Payable-Bank was $3,284, $43,170, $133,577and $158,175 respectively. The primary reason for this decrease was that the Partnership had a lower overall credit facility utilization from 1995 to 1996 and from 1996 to March 31, 1999. As of March 31, 1999, the Partnership has borrowed $400,000 at an interest rate of Prime plus one percent. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership usually bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit.

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty- two years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of March 31, 1999, there were four properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrowers payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $312,684, $268,101, $180,054 and $30,584, as provision for doubtful accounts for the years ended December 31, 1996, December 31, 1997, and December 31, 1998 and three months through March 31, 1999, respectively. The decrease in the provision reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. Additionally, the General Partners felt that the bottom of the real estate cycle had been reached, reflecting a decreasing need to set aside reserves for the continuously declining real estate values as had been the case in the early 1990s in the California real estate market. As of March 31, 1999, the Partnership reduced the REO balance from $1,501,712 as of December 31, 1995, to $12,502 through March 31, 1999. This reduction assisted the Partnership in increasing yields in 1999, as assets previously lying idle, now produced current income.

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

     The Partnerships interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The Partnerships interest was invested with that of two other Partnerships. The Partnerships basis of $0, $0, $708,141 and $496,040 for the three months through March 31, 1999 and for the years ended December 31, 1998, December 31, 1997 and 1996 respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop property into an approximately 63 units residential subdivision, (the Development). The proposed Development had gained significant public awareness as a result of certain environmental, fish and wildlife density, and other concerns. Incorporated into the proposed Development were various mitigation measures included remediation of hazardous material existing on the property and protection of potentially affected species due to the proximity to the San
Francisco Baylands. These issues and others sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project was Rhone Poulanc, Inc., which is responsible for a nearby hazardous waste site. Rhone Poulanc, Inc. has been identified as the Responsible Party for the Arsenic Contamination which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of
attempts  to  obtain  entitlements  for  this  Development,   entered  into
agreements with Rhone-Poulanc, Inc., which among other things, restricted the property to non residential uses, provided for appropriate indemnification and included other consideration including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. In order to pursue these options, rezoning of the propertys existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which Rhone Poulanc, Inc. remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1996, 1997, and 1998 and three months through March 31, 1999, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $288,796, $252,378, $230,712 and $54,298, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1996, December 31, 1997, and December 31, 1998, and three months through March 31, 1999 to Limited Partners capital accounts and not withdrawn was $293,484, $271,517, $276,668 and $75,312, respectively. As of December 31, 1996, December 31, 1997, and December 31, 1998 and three months through March 31, 1999, Limited Partners electing to withdraw earnings represented 49 %, 46%, 43% and 43% respectively of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1996, December 31, 1997, December 31, 1998, and three months through March 31, 1999, $96,362, $159,732, $122,069 and $19,567, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1996, December 31, 1997, December 31, 1998 and March 31, 1999, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally,  for the years ended  December 31,  1996,  December 31, 1997,
December 31, 1998 and three months through March 31, 1999, $1,086,737, $1,137,677, $938,040 and $207,662, respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1992) through March 31, 1999 is shown hereunder:
                              Years ended December 31,

                1992            1993            1994               1995
             ------------    ------------    ------------      --------------
Earnings        $323,037         377,712         303,014             303,098
Capital*        $232,370         528,737         729,449             892,953
             ============    ============    ============      ==============
Total           $555,407        $906,449      $1,032,463          $1,196,051
             ============    ============    ============      ==============

                                                                    March 31,
                1996            1997            1998                   1999
             ------------   -------------   ------------         ------------
Earnings         294,678         257,670         235,837              54,298
Capital*       1,183,099       1,297,410       1,060,109             230,568
             ------------    ------------    ------------      --------------
Total         $1,477,777      $1,555,080      $1,295,946            $284,866
             ============    ============    ============      ==============

*These amounts represent gross of early withdrawal penalties.

     The Year 2000 will be a challenge for the entire world, with respect to the conversion of existing computerized operations. The Partnership is completing an assessment of Year 2000 hardware and software issues. This assessment is not yet fully complete. The Partnership relies on Redwood Mortgage Corp., an affiliate of the Partnership, and third parties to provide loan and investor services and other computerized functions, effected by Year 2000 computerized operations. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The vendors that supply the software for loan servicing have already confirmed compliance with Year 2000 issues. Installation of accounting software that is Year 2000 compliant will begin during the second quarter of 1999. The investor servicing software Year 2000 compliance is still under assessment. Existing investor servicing software maintenance agreements provide for conversion to Year 2000 compliance to be provided by the vendor. Additionally, the Partnership has contacted several vendors that provide investor services as a possible alternative to continuing to provide investors services in house. It would appear that these service providers would be more expensive than the current in house systems but they do provide a back-up alternative in the event of our own failure to fully convert. Hardware utilized by Redwood Mortgage Corp., is currently being tested to insure that modifications necessary to be made prior to Year 2000 can be accomplished. At this juncture, existing hardware appears to be substantially compliant with Year 2000 issues.

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

     The following compensation has been paid to the General Partners and affiliates for services rendered during the three months ended March 31, 1999. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Description of Compensation and Services Rendered Amount Compensation
------------------- ------------------------------------------------- ----------
I.
Redwood Mortgage    Mortgage Servicing Fee for servicing Mortgage
Corp.               Investments                                          $16,795

General Partners
&/or Affiliates     Asset Management Fee for managing assets              $2,729

General Partners    1% interest in profits                                $1,309


     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage       Mortgage Brokerage Commissions for services
Corp.                  in connection with the review, selection,
                       evaluation, negotiation, and extension of the
                       Mortgage Investments paid by the borrowers
                       and not by the Partnership                        $14,020

Redwood Mortgage       Processing and Escrow Fees for services in
Corp.                  connection with notary, document preparation,
                       credit investigation, and escrow fees payable by
                       the borrowers and not by the Partnership             $710


     III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.......................................................$5,673

     As of March 31, 1999, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deeds                                   $4,759,763.65
Appraised Value of Properties                        6,783,807.00
   Total Investment as a % of Appraisal                    70.16%

First Trust Deeds                                   $4,759,763.65
Second Trust Deed Mortgage Investments               2,468,862.01
Third Trust Deed Mortgage Investments                  394,508.36
Fourth Trust Deed Mortgage Investments*                249,999.40
                                              --------------------
                                                     7,873,133.42

First Trust Deeds due other Lenders                  9,480,498.00
Second Trust Deeds due other Lenders                   990,064.00
Third Trust Deeds due other Lenders                    178,571.00

Total Debt                                         $18,522,266.42

   Appraised Property Value                        $27,689,183.00
   Total Investments as a % of Appraisal                   66.89%


Number of Mortgage Investments Outstanding                     55


Average Investment                                     143,147.88
Average Investment as a % of Net Assets                     1.67%
Largest Investment Outstanding                       1,376,117.03
Largest Investment as a % of Net Assets                    16.09%


Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                          60.46%
Second Trust Deeds                                         31.36%
Third Trust Deeds                                           5.01%
Fourth Trust Deeds                                          3.17%
                                              --------------------
                                                          100.00%
Total

Mortgage Investments by Type          Amount              Percent
of Property

Owner Occupied Homes                  $889,053.99          11.29%
Non-Owner Occupied Homes               746,477.13           9.48%
Apartments                             816,943.98          10.38%
Commercial                           5,420,658.32          68.85%
                                 -----------------     -----------
Total                               $7,873,133.42         100.00%

*Footnote on following page

     The following is a distribution of Mortgage Investments outstanding as of March 31, 1999 by Counties.

Santa Clara               $2,299,319.87           29.20%
Alameda                    1,166,812.60           14.82%
Contra Costa               1,084,865.08           13.78%
San Mateo                    937,685.46           11.91%
Stanislaus                   871,569.71           11.07%
Sacramento                   595,002.46            7.56%
San Francisco                253,914.30            3.23%
Sonoma                       252,980.90            3.21%
Ventura                       91,000.00            1.15%
Shasta                        80,843.72            1.03%
Marin                         79,999.99            1.02%
Santa Cruz                    71,536.94            0.91%
Monterey                      70,409.19            0.89%
Solano                        17,193.20            0.22%
                     -------------------      -----------

Total                     $7,873,133.42          100.00%


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

                     Not Applicable

         Item 5.   Other Information

                     Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K

                     (a) Exhibits
                         Not Applicable

                     (b) Form 8-K
                         The registrant has not filed any reports on Form 8-K during the three month period ending March 31, 1999.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of May, 1999.

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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of May, 1999.


Signature                                          Title               Date


/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell                            General Partner       May 12, 1999


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell                            General Partner       May 12, 1999



/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell    President of Gymno Corporation,               May 12, 1999
                      (Principal Executive Officer);
                      Director of Gymno Corporation


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell    Secretary/Treasurer of Gymno                  May 12, 1999
                      Corporation (Principal Financial
                      and Accounting Officer);
                      Director of Gymno Corporation