Form 10-Q
period 1999-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 1999-08-06
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                                  June 30, 1999
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

                                              (650) 365-5341
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

YES                      NO                         NOT APPLICABLE         XX
    -------------         ----------------                 --------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                            BALANCE SHEETS
                                                    DECEMBER 31, 1998 (audited) AND
                                                       JUNE 30, 1999 (unaudited)

                                                                ASSETS

                                                                    Jun 30, 1999          Dec 31, 1998
                                                                     (unaudited)            (audited)
                                                                  ------------------     ----------------

Cash                                                                       $634,776             $299,775
                                                                  ------------------     ----------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                         7,372,541            7,969,735
  Accrued Interest on Mortgage Investments                                  777,127              717,719
  Advances on Mortgage Investments                                          164,040              162,083
  Accounts receivables, unsecured                                            23,776               23,775
                                                                  ------------------     ----------------
                                                                          8,337,484            8,873,312
  Less allowance for doubtful accounts                                      178,159              202,344
                                                                  ------------------     ----------------
                                                                          8,159,325            8,670,968
                                                                  ------------------     ----------------

Real estate owned, held for sale, acquired through foreclosure               10,261              169,922
                                                                  ------------------     ----------------

          Total Assets                                                   $8,804,362           $9,140,665
                                                                  ==================     ================


                                                   LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
  Accounts Payable                                                           $1,773              $22,668
  Deferred Interest                                                               0               20,463
  Note payable - bank line of credit                                        400,000              390,000
                                                                     ---------------      ---------------
          Total Liabilities                                                 401,773              433,131
                                                                     ---------------      ---------------

Partners' Capital:
  Limited Partners' capital, subject to redemption, (note 4D)             8,392,823            8,697,768
  General Partners' capital                                                   9,766                9,766
                                                                     ---------------      ---------------
    Total Partners' capital                                               8,402,589            8,707,534
                                                                     ---------------      ---------------
          Total Liabilities and Partners' capital                        $8,804,362           $9,140,665
                                                                     ===============      ===============


See accompanying notes to financial statements.

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                                 FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)


                                                     6 months         6 months          3 months         3 months
                                                      ended             ended            ended             ended
                                                     June 30,       June 30, 1998       June 30,       June 30, 1998
                                                       1999                               1999
                                                   (unaudited)       (unaudited)      (unaudited)       (unaudited)

Revenues:
    Interest on Mortgage Investments                   $407,836          $434,317         $201,479        $235,874
    Interest on bank deposits                             2,003             5,068            1,376           2,411
    Late charges, prepayment penalties and fees          12,235             7,592            9,862           5,639
                                                  --------------    -------------    -------------    ------------
                                                        422,074           446,977          212,717         243,924
                                                  --------------    -------------    -------------    ------------


Expenses:
    Mortgage Servicing Fees                              31,616            30,108           14,821          21,783
    Asset management fees                                 5,409               976            2,680             976
    Clerical costs through Redwood Mortgage Corp.        11,131            12,515            5,458           6,196
    Interest and line of credit cost                     12,131            35,411            8,847          15,115
    Provision for  losses on real estate acquired
       through foreclosure and doubtful accounts         75,450            85,934           44,866          64,123
    Professional Services                                16,106            16,828            1,016           5,540
    Other                                                 8,645             9,634            4,362           3,610
                                                 --------------      ------------    -------------    ------------
                                                        160,488           191,406           82,050         117,343
                                                 --------------      ------------    -------------    ------------

Net income                                             $261,586          $255,571         $130,667        $126,581
                                                   =============    ==============    =============    ============

Net income:  to General Partners (1%)                    $2,616            $2,556           $1,307          $1,266
Net income:  to Limited Partners (99%)                 $258,970          $253,015         $129,360        $125,315
                                                  -------------     =============     =============    ============
                                                       $261,586          $255,571         $130,667        $126,581
                                                   =============    ==============    =============    ============

Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and compounded            $30.30            $27.15           $15.16          $13.48
                                                   =============    ==============    =============    ============
  - where partner receives income in monthly             $29.92            $26.84           $15.08          $13.42
distributions
                                                   =============    ==============    =============    ============





See accompanying notes to Financial Statements

                                                    REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                       FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                            THE SIX MONTHS ENDED JUNE 30, 1999 (unaudited)

                                                                    PARTNERS' CAPITAL
                                   -------------------------------------------------------------------------------------
                                               LIMITED PARTNERS' CAPITAL
                                   --------------------------------------------------
                                      Capital
                                      Account         Formation                            General
                                      Limited            Loan                             Partners
                                     Partners         Receivable          Total            Capital            Total
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1995        $11,396,716      $ (184,177)        $11,212,539          $9,766        $11,222,305

Formation Loan collections                     0           56,803             56,803               0             56,803
Net income                               582,280                0            582,280           5,882            588,162
Early withdrawal penalties               (8,721)            5,525            (3,196)               0            (3,196)
Partners' withdrawals                (1,463,174)                0        (1,463,174)         (5,882)        (1,469,056)
                                   --------------    -------------    ---------------    ------------     --------------

Balances at December 31, 1996        $10,507,101       $(121,849)        $10,385,252          $9,766        $10,395,018

Formation Loan collections                     0           53,833             53,833                0            53,833
Net Income                               523,895                0            523,895            5,292           529,187
Early withdrawal penalties              (13,409)            8,495            (4,914)                0           (4,914)
Partners' withdrawals                (1,536,379)                0        (1,536,379)          (5,292)       (1,541,671)
                                   --------------    -------------     --------------    -------------    --------------

Balances at December 31, 1997         $9,481,208        ($59,521)         $9,421,687           $9,766        $9,431,453

Formation Loan collections                     0           53,291             53,291                0            53,291
Net Income                               507,380                0            507,380            5,125           512,505
Early withdrawal penalties               (9,834)            6,230            (3,604)                0           (3,604)
Partners' withdrawals                (1,280,986)                0        (1,280,986)          (5,125)       (1,286,111)
                                   --------------    -------------     --------------    -------------    --------------

Balances at December 31, 1998         $8,697,768               $0         $8,697,768           $9,766        $8,707,534

Net Income                               258,970                0            258,970            2,616           261,586
Partners' withdrawals                  (563,915)                0          (563,915)          (2,616)         (566,531)
                                   --------------    -------------     --------------    -------------    --------------

Balances at June 30, 1999             $8,392,823               $0         $8,392,823           $9,766        $8,402,589
                                   ==============    =============     ==============    =============    ==============

See accompanying notes to financial statements


                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 and JUNE 30, 1998 (unaudited)


                                                           Jun 30, 1999           Jun 30, 1998
                                                            (unaudited)           (unaudited)
                                                         ------------------     -----------------
Cash flows from operating activities:
  Net income                                                      $261,586              $255,571
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                                 74,907               231,191
    Provision for losses on real estate held for sale                  543                   186
    Early withdrawal penalty credited to income                    (3,950)               (1,836)
    (Increase) decrease in assets:
       Accrued interest & advances                                (61,366)              (40,266)
       Prepaid expenses and other assets                                 0                     0
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                      (20,895)                53,010
       Deferred Interest on Mortgage Investments                  (20,463)                 (898)
                                                         ------------------
                                                                                -----------------

      Net cash provided by operating activities                    230,362               496,958
                                                         ------------------     -----------------

Cash flows from investing activities:
  Principal collected on Mortgage Investments                    1,131,134             1,124,708
  Mortgage Investments made                                      (533,940)           (1,062,161)
  Additions to real estate held for sale                           (2,245)              (10,528)
  Dispositions of real estate held for sale                         62,271                87,688
  Investment in Partnership                                              0               708,141
                                                         ------------------     -----------------

    Net cash provided by investing activities                      657,220               847,848
                                                         ------------------     -----------------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                       10,000             (399,011)
 Partners withdrawals                                            (562,581)             (600,975)
 Formation Loan collections                                              0                27,701
                                                         ------------------     -----------------

    Net cash provided by (used in) financing activities          (552,581)             (972,285)
                                                         ------------------     -----------------

Net increase (decrease) in cash                                    335,001               372,521

Cash - beginning of period                                         299,775               331,143
                                                         ------------------     -----------------

Cash - end of period                                              $634,776              $703,664
                                                         ==================     =================

See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

     NOTE 1 - ORGANIZATION AND GENERAL Redwood Mortgage Investors VI, (the "Partnership") is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. The offering was closed with contributed capital totaling $9,781,366.

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

     The following reflects transactions in the Formation Loan account through December 31, 1998:

       Amount loaned during 1987,1988 and 1989                          $623,255
       Less:
         Cash repayments                                 $566,586
         Allocation of early withdrawal penalties          56,669       $623,255
                                                    ------------     -----------

       Balance December 31, 1998                                              $0
                                                                     ===========


     The Formation Loan, which was a receivable from Redwood Mortgage Corp., an affiliate of the General Partners', was deducted from Limited Partners' capital in the balance sheet. As amounts were collected from Redwood Mortgage Corp., the deduction from capital was reduced. As of December 31, 1998, there was no longer a deduction.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

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

     At June 30, 1999, December 31, 1998 and 1997, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled
$84,736, $84,736 and $0, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of June 30, 1999, the average mortgage investment to appraised value of security at the time the loans were consummated was 68.02%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of June 30, 1999 and December 31, 1998 and 1997:

                                  June 30,          December 31,    December 31,
                                   1999                1998             1997
                             ----------------    ----------------  -------------

Costs of properties                  $143,836         $366,655          $449,319
Reduction in value                    133,575          196,733           140,000
                             ----------------    ----------------  -------------

Fair value reflected
in financial statements              $10,261          $169,922          $309,319
                             ================    ================  =============

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, other mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of June 30, 1999, December 31, 1998 and 1997 was a follows:

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)


                                     June 30,     December 31,      December 31,
                                       1999           1998              1997
                                  ------------    -----------       ------------

Impaired Mortgage Investments        $84,736           $84,736                $0
Other Mortgage Investments            69,647            93,833            13,432
Accounts receivable, unsecured        23,776            23,775            15,182
                                  ============    ============      ============
                                    $178,159          $202,344           $28,614
                                  ============    ============      ============

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

A. Mortgage Brokerage Commissions

     Mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the Mortgage Investments were limited up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership. For the six months ended June 30, 1999, the commissions totalled $17,520 and for the years ended 1998 and 1997, the commissions were $36,700 and $10,000, respectively.

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees are paid to Redwood Mortgage Corp. up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $31,616, $70,630, and $39,918, were incurred for six months ended June 30, 1999, and for years 1998 and 1997.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

C. Asset Management Fee

     The General Partners are authorized to receive monthly fees for managing the Partnership's Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annually). Management fees incurred for the six months ended June 30, 1999, and for years 1998 and 1997 were $5,409, $6,640 and $0, respectively.

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

F. Operating Expenses

     The General Partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1997, 1998, and six months period ended June 30, 1999, clerical costs totaling $27,786 $24,440 and $11,131, respectively, were reimbursed to Redwood Mortgage and are included in expenses in the Statements of Income.

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

D. Withdrawal From Partnership

     A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units were purchased, which in all instances had occurred by June 30, 1999. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnership's interest in land located in East Palo Alto, CA., was acquired through foreclosure. The Partnership interest was invested with that of two other Partnerships. The Partnerships had been attempting to develop the property into single family residences. Significant community resistance, as well as environmental, and fish and wildlife concerns affected efforts to obtain the required approvals. The Partnership, in resolving disputes which arose during the course of the Partnerships attempt to obtain entitlements to develop the property, entered into agreements on May 8, 1998 with Rhone-Poulanc, Inc. These agreements, among other things, restrict the property to non-residential uses, provide for appropriate indemnifications, and include other consideration including the payment of cash. The Partnership still retains liability for the remediation of pesticide contamination affecting the property. Investigation of remediation options are ongoing. At this time management does not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. As of December 31, 1998, the Partnership had received $145,443 in excess of its costs.

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  had a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio up to $2,000,000 at 1% over prime. The balances were $899,011, $390,000 and $400,000 at December 31, 1997 and 1998, and June 30,
1999, respectively, and the interest rate at June 30, 1999 was 8.75% (7.75% prime + 1%). Commencing January 1, 1999, the Partnership had reduced its borrowing limit to $1,000,000 with the same conditions as previously stipulated. As of June 30, 1999, the Partnership was current in its interest payment. The line of credit expires December 31, 1999.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

NOTE 7 - LEGAL PROCEEDINGS

     The Partnership is not a sole defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to recover payments against unsecured accounts receivable totaling $23,776. The Partnership, along with numerous others, including a developer, a contractor and other lenders, is named as a defendant in a lawsuit involving the Partnership's attempt to recover its investment in real estate acquired through foreclosure.

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

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                        June 30,       Dec. 31,        Dec. 31,
                                          1999          1998             1997
                                       -----------   -----------     -----------

Net assets - Partners' Capital
per financial statements                $8,402,589    $8,707,534      $9,431,453
Formation Loan receivable                        0             0          59,521
Allowance for doubtful accounts            178,159       202,344          28,614
                                       ===========   ===========     ===========
Net assets tax basis                    $8,580,748    $8,909,878      $9,519,588
                                       ===========   ===========     ===========

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

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $7,372,541. The June 30, 1999 fair value of these investments of $7,441,552 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At June 30, 1999, there were 50 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    50
Total Mortgage Investments outstanding                                $7,372,541

Average Mortgage Investment outstanding                                 $147,451
Average Mortgage Investment as percent of total                            2.00%
Average Mortgage Investment as percent of Partners' Capital                1.75%

Largest Mortgage Investment outstanding                               $1,376,117
Largest Mortgage Investment as percent of total                           18.67%
Largest Mortgage Investment as percent of Partners' Capital               16.38%

Number of counties where security is located (all California)                 13
Largest percentage of Mortgage Investments in one county                  29.95%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                                  68.02%
Number of Mortgage Investments in foreclosure                                  2

     The following categories of mortgage investments are pertinent at June 30, 1999, and December 31, 1998 and 1997:



                                                  June 30             December 31           December 31
                                                    1999                 1998                   1997
                                               ---------------      ----------------      -----------------
First Trust Deeds                                  $4,540,578            $4,432,246             $4,588,169
Second Trust Deeds                                  2,188,626             2,892,870              2,869,543
Third Trust Deeds                                     393,338               394,620                397,273
Fourth Trust Deeds                                    249,999               249,999                249,999
                                               ---------------      ----------------      -----------------
  Total mortgage investments                        7,372,541             7,969,735              8,104,984
Prior liens due other lenders                      11,143,989            12,348,933             11,075,429
                                              ----------------      -----------------      ===============
  Total debt                                      $18,516,530           $20,318,668            $19,180,413
                                               ===============      ================      =================

Appraised property value at time of loan          $27,224,036           $31,128,892            $28,422,684
                                               ===============      ================      =================

Total investments as a percent of appraisals           68.02%                65.27%                 67.48%
                                               ===============      ================      =================

Investments by Type of Property

Owner occupied homes                                 $882,202              $944,491             $1,057,067
Non-Owner occupied homes                              505,647               374,408                380,142
Apartments                                            814,964               817,819                791,755
Commercial                                          5,169,728             5,833,017              5,876,020
                                               ===============      ================      =================
                                                   $7,372,541            $7,969,735             $8,104,984
                                               ===============      ================      =================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

     Scheduled maturity dates of mortgage investments as of June 30, 1999 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1999                                    $2,245,327
                            2000                                     2,815,846
                            2001                                       648,000
                            2002                                       421,941
                            2003                                       383,053
                         Thereafter                                    858,374
                                                               ================
                                                                    $7,372,541
                                                               ================

     The  scheduled   maturities   for  1999  include   $2,152,327  in  Mortgage
Investments which are past maturity at June 30, 1999. $816,898 of those Mortgage Investments were categorized as delinquent over 90 days.

     Ten Mortgage Investments with principal outstanding of $1,757,734 had interest payments overdue in excess of 90 days.

     The cash balance at June 30, 1999 of $634,776 was in two banks with interest bearing balances totalling $620,030. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $434,776. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed in new Mortgage Investments or used to pay down on the line of credit balance.

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totalled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On June 30, 1999, the Partnership's net capital totalled $8,402,589.

     The Partnership began funding Mortgage Investments in October 1987. The Partnership's Mortgage Investments outstanding for the years ended December 31, 1996, 1997, 1998 and six months through June 30, 1999, were $9,313,924,
$8,104,984, $7,969,735 and $7,372,541, respectively. The decrease in Mortgage Investments outstanding of $1,941,383 from December 31, 1996 to June 30, 1999, was due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations and line of credit pay-down. During the years 1996, 1997, 1998 and six months through June 30, 1999, Mortgage Investment principal collections exceeded Limited Partner liquidations.

     Currently, general mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1999 over the next 12 months. As of June 30, 1999 the Partnership's Real Estate Owned account and the Investment in Partnership account have been reduced to a $10,261 balance. These accounts had balances of $169,922, $1,017,460 and $ 1,937,047 as of December 31, 1998, 1997 and 1996,
respectively. The conversion of these non-earning assets will allow the Partnership to produce current income from previously non earning assets. The overall effect of these developments will allow the Partnership's yield to rise. The General Partners anticipate that the annualized yield for the forthcoming year 1999, will be higher than the last year's performance level.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. The outstanding balance of the bank line of credit was $1,530,511, $899,011, $390,000 and $400,000 for the years ended December 1996, 1997, 1998 and six months through June 30, 1999, respectively. The interest rate on the bank line of credit has remained at Prime plus one percent since inception. For the six months ended June 30, 1999 and years ended December 31, 1998, 1997 and 1996 , interest on Note Payable-Bank was $12,131, $43,170, $133,577and $158,175 respectively. The primary reason for this decrease was that the Partnership had a lower overall credit facility utilization from 1995 to 1996 and from 1996 to June 30, 1999. As of June 30, 1999, the Partnership has borrowed $400,000 at an interest rate of Prime plus one percent. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership usually bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit.

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty- two years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of June 30, 1999, there were two properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrower's payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $312,684, $268,101, $180,054 and $75,450, as provision for doubtful accounts for the years ended December 31, 1996, December 31, 1997, and December 31, 1998 and six months through June 30, 1999, respectively. The decrease in the provision reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. Additionally, the General Partners felt that the bottom of the real estate cycle had been reached, reflecting a decreasing need to set aside reserves for the continuously declining real estate values as had been the case in the early 1990's in the California real estate market. As of June 30, 1999, the Partnership reduced the REO balance from $1,501,712 as of December 31, 1995, to $10,261 through June 30, 1999. This reduction assisted the Partnership in increasing yields in 1999, as assets previously lying idle, now produced current income.

     The May 1999 issue of "Economic Advisory Council", published by the California Chamber of Commerce, said the following about the California economy:

     "The state's economy continued to grow at a solid pace in early 1999 and, despite a few areas of emerging weakness, will have another above average year in 1999. Last year, payroll employment rose 3.6 percent - the biggest annual gain of the 1990's. This year, it looks like employment will be up an impressive 3 percent to 3.5 percent. The better-than-expected situation results from three main factors:"

     "First, the Asian economic and financial crisis didn't hit California's economy as badly as feared and now appears to be stabilizing or even turning up."

     "Second, the U.S. economy has been stronger than had been expected. It expanded at about a 4 percent rate in 1998 in real terms and continued to maintain good momentum into 1999."

     "Third, after some volatility, the financial markets continued to perform well, which gave a high level of confidence on which to base buying and investment decisions. Given that confidence, consumers and business continued to buy and invest."

     "One measure of the strong growth within the state is that payroll tax withholding was 14.5 percent higher in the first quarter of 1999 than it was four quarters ago. That very large gain is reflective of the strong labor markets, good profitability that fed bonuses and big gains in equities markets that were realized through stock options."


"Within the state, growth varies by regions."

     "The southern metropolitan areas (San Diego, Orange, Riverside and San Bernardino counties) were very strong in 1998. Weakness in aerospace will be a negative influence, but booming construction should be a major stimulus." ]

     "Los Angeles continues to expand, but at a slower pace than the state. It is losing some of its apparel manufacturing to lower cost venues."

     "The San Francisco Bay Area has very tight labor markets and, though the high technology manufacturing is not too strong, the software industry is very robust."

High Technology

     "This key industry is seeing the leading signs of better times. Asia is coming back, in terms of orders, and there is now a year-over-year increase in the value of orders. Those trends are welcome news."

     "The industry still suffers from excess capacity of production, but the size of the problem is diminishing. The Y2K issue is still driving a higher level of employment and spending and that strength should continue over the year."

     To the Partnership, the above evaluation of the California economy means an increase in property values, job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for the Partnership's lending activity.

     The Partnership's interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The Partnership's interest was invested with that of two other Partnerships. The Partnership's basis of $0, $0, $708,141 and $496,040 for the six months through June 30, 1999 and for the years ended December 31, 1998, December 31, 1997 and 1996 respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop property into an approximately 63 units residential subdivision, (the "Development"). The proposed Development had gained significant public awareness as a result of certain environmental, fish and wildlife density, and other concerns. Incorporated into the proposed Development were various mitigation measures included remediation of hazardous material existing on the property and protection of potentially affected species due to the proximity to the San
Francisco Baylands. These issues and others sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project was Rhone Poulanc, Inc., which is responsible for a nearby hazardous waste site. Rhone Poulanc, Inc. has been identified as the Responsible Party for the "Arsenic Contamination" which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of attempts to obtain entitlements for this Development, entered into agreements with Rhone-Poulanc, Inc., which among other things, restricted the property to non residential uses, provided for appropriate indemnification and included other consideration including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. In order to pursue these options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which Rhone Poulanc, Inc. remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1996, 1997, and 1998 and six months through June 30, 1999, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $288,796, $252,378, $230,712 and $107,333, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1996, December 31, 1997, and December 31, 1998, and six months through June 30, 1999 to Limited Partners' capital accounts and not withdrawn was $293,484, $271,517, $276,668 and $151,637, respectively. As of December 31, 1996, December 31, 1997, and December 31, 1998 and six months through June 30, 1999, Limited Partners electing to withdraw earnings represented 49 %, 46%, 43% and 43% respectively of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1996, December 31, 1997, December 31, 1998, and six months through June 30, 1999, $96,362, $159,732, $122,069 and $50,473, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1996, December 31, 1997, December 31, 1998 and June 30, 1999, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1996, December 31, 1997, December 31, 1998 and six months through June 30, 1999, $1,086,737, $1,137,677,
$938,040 and $406,109, respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.


     Actual liquidation of both capital and earnings from year five (1992) through June 30, 1999 is shown hereunder: Years ended December 31,

                1992            1993            1994               1995
             ------------    ------------    ------------      --------------
Earnings        $323,037         377,712         303,014             303,098
Capital*        $232,370         528,737         729,449             892,953
             ============    ============    ============      ==============
Total           $555,407        $906,449      $1,032,463          $1,196,051
             ============    ============    ============      ==============
             ------------    ------------    ------------      --------------

                1996            1997            1998           June 30, 1999
             ------------    ------------    ------------      --------------
Earnings         294,678         257,670         235,837             107,333
Capital*       1,183,099       1,297,410       1,060,109             456,582
             ------------    ------------    ------------      --------------
Total         $1,477,777      $1,555,080      $1,295,946            $563,915
             ============    ============    ============      ==============

*These amounts represent gross of early withdrawal penalties.

     The Year 2000 will be a challenge for the entire world, with respect to the conversion of existing computerized operations. The Partnership is completing an assessment of Year 2000 hardware and software issues. The hardware issue is fully complete but the software issue is not. The Partnership relies on Redwood Mortgage Corp., an affiliate of the Partnership, and third parties to provide loan and investor services and other computerized functions, affected by Year 2000 computerized operations. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The vendors that supply the software for loan servicing is installed and is in compliance with Year 2000 issues. Installation of accounting software that is Year 2000 compliant began and completed during the second quarter of 1999 and will be tested until September 30, 1999. The investor servicing software Year 2000 compliance is still being modified. Existing investor servicing software maintenance agreements provide for conversion to Year 2000 compliance. Additionally, the Partnership has contacted several vendors that provide investor services as a possible alternative to continuing to provide investors services in house. It would appear that these service providers would be more expensive than the current in house systems but they do provide a back-up alternative in the event of our own failure to fully convert. Hardware utilized by Redwood Mortgage Corp., is currently being tested to insure that any modifications necessary to be made prior to Year 2000, can be accomplished. At this juncture, existing hardware appears to be in compliance with Year 2000 issues. Reports are being run parallel to insure accuracy of Year 2000 compliance. This will continue until December, 1999.

     The costs of updating the various software systems will be borne by the various companies that supply the Partnership with services. Therefore, no significant capital outlays are anticipated and the Partnership expects only incidental costs of conversion for Year 2000 issues.

     The Partnership is in the business of making Mortgage Investments secured by real estate. The most important factor in making the Mortgage Investments is the value of the real estate security. Year 2000 issues have some potential to affect industries and businesses located in the marketplaces in which the Partnership places its Mortgage Investments. This would only have an effect on the Partnership if Year 2000 issues cause a significant downturn in the northern California economy. In fact, Silicon Valley is located in our marketplace. There may be significant increased demand for Silicon Valley type services and goods as companies make ready for the Year 2000 conversion.

     Although almost fully developed, if all or any accounting, loan servicing and investor services conversions should fail, the size and scope of the Partnership's activities are such that they could be handled at an equal or higher cost on a manual basis or outsourced to other servicers existing in the industry, while correcting systems problems and are likely to be temporarily in nature. While this would entail some initial set up costs, these costs would likely not be so significant as to have a material effect upon the Partnership. Shifting portions of daily operations to manual or outsourced systems may result in time delays. Time delays in providing accurate and pertinent information could negatively affect customer relations and lead to the potential loss of new loans and Limited Partner investments.

     The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of the assumptions made by the General Partner or the actual development of future events. No assurance can be given that any of these forward-looking statements and predictions will ultimately prove to be correct or even substantially correct. Various compliances and modifications will come to an actual test upon arrival of Year 2000. Only time will tell whether the transition will be smooth, manageable or otherwise.

     Various other risks and uncertainties could also affect the Year 2000 analysis causing the effect on the Partnership to be more severe than discussed above. The General Partners Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Risks also exist with respect to Year 2000 compliance by external parties who may have no relationship to the Partnership or the General Partners, but who have a significant relationship with one or more third parties, and may have a system failure that adversely affects the Partnership's ability to conduct business. While the General Partners are attempting to identify such external parties, no assurance can be given that it will be able to do so.

     Furthermore, third parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partners for these third parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners systems fail, whether because of unforeseen complications or because of third parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the General Partner believes this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties. A more complete description of management compensation is found in the Prospectus, pages 11-12, under the section "Compensation of the General Partners and the Affiliates", which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and affiliates for services rendered during the six months ended June 30, 1999. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving        Description of Compensation and Services
Compensation            Rendered                                         Amount
--------------------------------------------------------------------------------
I.
Redwood Mortgage       Mortgage Servicing Fee for servicing
Corp.                  Mortgage Investments                              $31,616

General Partners
&/or Affiliates        Asset Management Fee for managing assets           $5,409

General Partners       1% interest in profits                             $2,616


     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage       Mortgage Brokerage Commissions for services
Corp.                  in connection with the review, selection,
                       evaluation, negotiation, and extension of the
                       Mortgage Investments paid by the borrowers
                       and not by the Partnership                        $17,520

Redwood Mortgage       Processing and Escrow Fees for services in
Corp.                  connection with notary, document preparation,
                       credit investigation, and escrow fees payable
                       by the borrowers and not by the Partnership        $1,144


     III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME......................................................$11,131

     As of June 30, 1999, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deeds                                   $4,540,577.53
Appraised Value of Properties                        6,462,340.00
   Total Investment as a % of Appraisal                    70.26%

First Trust Deeds                                   $4,540,577.53
Second Trust Deed Mortgage Investments               2,188,626.05
Third Trust Deed Mortgage Investments                  393,338.17
Fourth Trust Deed Mortgage Investments*                249,999.40
                                              --------------------
                                                     7,372,541.15

First Trust Deeds due other Lenders                  9,975,354.00
Second Trust Deeds due other Lenders                   990,064.00
Third Trust Deeds due other Lenders                    178,571.00

Total Debt                                         $18,516,530.15

   Appraised Property Value                        $27,224,036.00
   Total Investments as a % of Appraisal                   68.02%


Number of Mortgage Investments Outstanding                     50


Average Investment                                     147,450.82
Average Investment as a % of Net Assets                     1.75%
Largest Investment Outstanding                       1,376,117.03
Largest Investment as a % of Net Assets                    16.38%


Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                          61.59%
Second Trust Deeds                                         29.69%
Third Trust Deeds                                           5.33%
Fourth Trust Deeds                                          3.39%
                                              --------------------
                                                          100.00%
Total

Mortgage Investments by Type          Amount              Percent
of Property

Owner Occupied Homes                  $882,201.73          11.97%
Non-Owner Occupied Homes               505,647.41           6.86%
Apartments                             814,963.58          11.05%
Commercial                           5,169,728.43          70.12%
                                 -----------------     -----------
Total                               $7,372,541.15         100.00%

*Footnote on following page

     The following is a distribution of Mortgage Investments outstanding as of June 30, 1999 by Counties.

Santa Clara               $2,207,763.18           29.95%
Alameda                    1,161,923.59           15.76%
Contra Costa               1,084,458.66           14.71%
San Mateo                    834,007.68           11.31%
Stanislaus                   697,333.47            9.46%
Sacramento                   594,491.47            8.06%
San Francisco                297,861.81            4.04%
Sonoma                       180,053.88            2.44%
Shasta                        80,649.70            1.09%
Marin                         79,999.99            1.09%
Santa Cruz                    70,752.86            0.96%
Monterey                      70,244.86            0.95%
Ventura                       13,000.00            0.18%
                     -------------------      -----------

Total                     $7,372,541.15          100.00%


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


Statement of Condition of Mortgage Investments:

         Number of Mortgage Investments in Foreclosure               2

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

                          Not Applicable

         Item 5.   Other Information

                          Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K

                     (a) Exhibits
                          Not Applicable

                     (b) Form 8-K
                          The registrant has not filed any reports on Form 8-K during the three month period ending June 30, 1999.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 3rd day of August, 1999.

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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 3rd day of August, 1999.


Signature                       Title                                   Date


/s/ D. Russell Burwell
-------------------------
D. Russell Burwell         General Partner                        August 3, 1999


/s/ Michael R. Burwell
-------------------------
Michael R. Burwell         General Partner                        August 3, 1999



/s/ D. Russell Burwell
-------------------------
D. Russell Burwell         President of Gymno Corporation,        August 3, 1999
                           (Principal Executive Officer);
                           Director of Gymno Corporation


/s/ Michael R. Burwell
-------------------------
Michael R. Burwell         Secretary/Treasurer of Gymno           August 3, 1999
                           Corporation (Principal Financial
                           and Accounting Officer);
                           Director of Gymno Corporation