Form 10-Q
period 1999-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 1999-11-12
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                                 September 30, 1999
--------------------------------------------------------------------------------
Commission file number                           33-12519

                          REDWOOD MORTGAGE INVESTORS VI

             (exact name of registrant as specified in its charter)



        California                                             94-3031211
----------------------------------------- --------------------------------------
    (State or other jurisdiction of                         I.R.S. Employer
    incorporation or organization)                         Identification No.
---------------------------------------- ---------------------------------------


              650 El Camino Real, Suite G, Redwood City, CA. 94063
--------------------------------------------------------------------------------
                     (address of principal executive office)
--------------------------------------------------------------------------------

                                 (650) 365-5341
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)
--------------------------------------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES            XX                                          NO
           ------------                                        -------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                         NO                    NOT APPLICABLE           XX
    -------------             -------------                      --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                            BALANCE SHEETS
                                                    DECEMBER 31, 1998 (audited) AND
                                                    SEPTEMBER 30, 1999 (unaudited)

                                                                ASSETS


                                                                    Sept 30, 1999         Dec 31, 1998
                                                                     (unaudited)            (audited)
                                                                  ------------------     ---------------
Cash                                                                       $374,135             $299,775
                                                                  ------------------     ---------------
Accounts receivable:
  Mortgage Investments, secured by deeds of trust                         7,003,801            7,969,735
  Accrued interest on Mortgage Investments                                  859,419              717,719
  Advances on Mortgage Investments                                          170,316              162,083
  Accounts receivables, unsecured                                            23,776               23,775
                                                                  -----------------      ---------------
                                                                          8,057,312            8,873,312
  Less allowance for doubtful accounts                                      214,471              202,344
                                                                  -----------------      ---------------
                                                                          7,842,841            8,670,968
                                                                  -----------------      ---------------
Real estate owned, held for sale, acquired through foreclosure                8,941              169,922
Partnership Interest                                                         14,067                    0
                                                                  ==================     ===============
          Total Assets                                                   $8,239,984           $9,140,665
                                                                  ==================     ===============



                                                   LIABILITIES AND PARTNERS' CAPITAL
                                                   ---------------------------------


Liabilities:
   Accounts payable                                                              $0              $22,668
   Deferred interest                                                              0               20,463
   Note payable - bank line of credit                                             0              390,000
           Total Liabilities                                                      0              433,131

Partners' Capital:
  Limited Partners' capital, subject to redemption, (note 4D)             8,230,218            8,697,768
  General Partners' capital                                                   9,766                9,766
                                                                     --------------       --------------
    Total Partners' capital                                               8,239,984            8,707,534
                                                                     ===============      ==============
          Total Liabilities and Partners' capital                        $8,239,984           $9,140,665
                                                                     ===============      ==============
See accompanying notes to financial statements.

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                              FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (unaudited)


                                                     9 months         9 months          3 months         3 months
                                                      ended             ended            ended             ended
                                                     Sept 30,       Sept 30, 1998       Sept 30,       Sept 30, 1998
                                                   (unaudited)       (unaudited)      (unaudited)       (unaudited)
                                                   =============    ==============    =============    ==============

Revenues:
    Interest on Mortgage Investments                   $588,361          $652,377         $180,525        $218,060
    Interest on bank deposits                             3,497             5,908            1,494             840
    Late charges, prepayment penalties and fees          19,346            12,979            7,111           5,387
                                                   -------------    --------------    -------------    ------------
                                                        611,204           671,264          189,130         224,287
                                                   -------------    --------------    -------------    ------------

Expenses:
    Mortgage servicing fees                              40,804            55,785            9,188          25,677
    Asset management fees                                 8,043             3,840            2,634           2,864
    Clerical costs through Redwood Mortgage Corp.        16,305            18,512            5,174           5,997
    Interest and line of credit cost                     14,713            38,438            2,582           3,027
    Provision for  losses on real estate acquired
       through foreclosure and doubtful accounts        111,762           141,459           36,312          55,525
    Professional services                                16,867            17,757              761             929
    Other                                                10,306            12,726            1,661           3,092
                                                   -------------    --------------    -------------    ------------
                                                        218,800           288,517           58,312          97,111
                                                   -------------    --------------    -------------    ------------

Net income                                             $392,404          $382,747         $130,818        $127,176
                                                   =============    ==============    =============    ============

Net income:  to General Partners (1%)                    $3,924            $3,827           $1,308          $1,271
Net income:  to Limited Partners (99%)                 $388,480          $378,920         $129,510        $125,905
                                                   -------------    --------------    -------------    ------------
                                                       $392,404          $382,747         $130,818        $127,176
                                                   =============    ==============    =============    ============
Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and compounded            $46.21            $41.31           $15.45          $13.80
                                                   =============    ==============    =============    ============
  - where partner receives income in monthly             $45.29            $40.58           $15.37          $13.74
                                                   =============    ==============    =============    ============


See accompanying notes to Financial Statements

                                                     REDWOOD MORTGAGE INVESTORS VI
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                       FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                         THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (unaudited)


                                                                    PARTNERS' CAPITAL
                                    -------------------------------------------------------------------------------------
                                       LIMITED PARTNERS' CAPITAL
                                   --------------------------------------------------
                                      Capital
                                      Account          Formation                            General
                                      Limited            Loan                               Partners
                                      Partners         Receivable           Total            Capital         Total
---------------------------------- -------------- -- ------------- -- --------------- -- ------------ --- --------------
Balances at December 31, 1995        $11,396,716      $ (184,177)        $11,212,539          $9,766        $11,222,305

Formation Loan collections                     0           56,803             56,803               0             56,803
Net income                               582,280                0            582,280           5,882            588,162
Early withdrawal penalties               (8,721)            5,525            (3,196)               0            (3,196)
Partners' withdrawals                (1,463,174)                0        (1,463,174)         (5,882)        (1,469,056)
                                   --------------    -------------    ---------------    ------------     --------------
Balances at December 31, 1996        $10,507,101       $(121,849)        $10,385,252          $9,766        $10,395,018

Formation Loan collections                     0           53,833             53,833                0            53,833
Net income                               523,895                0            523,895            5,292           529,187
Early withdrawal penalties              (13,409)            8,495            (4,914)                0           (4,914)
Partners' withdrawals                (1,536,379)                0        (1,536,379)          (5,292)       (1,541,671)
                                   --------------    -------------     --------------    -------------    --------------
Balances at December 31, 1997         $9,481,208        ($59,521)         $9,421,687           $9,766        $9,431,453

Formation Loan collections                     0           53,291             53,291                0            53,291
Net income                               507,380                0            507,380            5,125           512,505
Early withdrawal penalties               (9,834)            6,230            (3,604)                0           (3,604)
Partners' withdrawals                (1,280,986)                0        (1,280,986)          (5,125)       (1,286,111)
                                   --------------    -------------     --------------    -------------    --------------
Balances at December 31, 1998         $8,697,768               $0         $8,697,768           $9,766        $8,707,534

Net income                               388,480                0            388,480            3,924           392,404
Early withdrawal penalties               (6,698)                0            (6,698)                0           (6,698)
Partners' withdrawals                  (849,332)                0          (849,332)          (3,924)         (853,256)
                                   --------------    -------------     --------------    -------------    --------------
Balances at September 30, 1999        $8,230,218               $0         $8,230,218           $9,766        $8,239,984
                                   ==============    =============     ==============    =============    ==============

See accompanying notes to financial statements


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and SEPTEMBER 30, 1998 (unaudited)


                                                           Sept 30, 1999         Sept 30, 1998
                                                            (unaudited)           (unaudited)
                                                        ------------------     -----------------
Cash flows from operating activities:
  Net income                                                      $392,404              $382,747
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                                111,762               286,477
    Provision for losses on real estate held for sale                    0                   425
    Early withdrawal penalty credited to income                    (6,698)               (2,792)
    (Increase) decrease in assets:
       Accrued interest & advances                               (149,933)              (67,961)
       Prepaid expenses and other assets                                 0                     0
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                      (22,668)                39,209
       Deferred interest on Mortgage Investments                  (20,463)                 (898)
                                                         ------------------     -----------------
      Net cash provided by operating activities                    304,404               637,207
                                                         ------------------     -----------------
Cash flows from investing activities:
  Principal collected on Mortgage Investments                    1,557,392             1,764,575
  Mortgage Investments made                                      (591,458)           (1,795,593)
  Additions to real estate held for sale                           (2,800)              (11,313)
  Dispositions of real estate held for sale                         64,146                87,688
  Investment in Partnership                                       (14,067)               708,141
 Accounts receivable unsecured                                         (1)              (29,263)
                                                         ------------------     -----------------
    Net cash provided by investing activities                    1,013,212               724,235
                                                         ------------------     -----------------
Cash flows from financing activities:
 Net increase (decrease) in note payable-bank                    (390,000)             (574,011)
 Partners withdrawals                                            (853,256)             (914,169)
 Formation Loan collections                                              0                41,552
                                                         ------------------     -----------------
    Net cash provided by (used in) financing activities        (1,243,256)           (1,446,628)
                                                         ------------------     -----------------
Net increase (decrease) in cash                                     74,360              (85,186)

Cash - beginning of period                                         299,775               331,143
                                                         ==================     =================
Cash - end of period                                              $374,135              $245,957
                                                         ==================     =================
See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

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

     The following reflects transactions in the Formation Loan account through December 31, 1998:


       Amount loaned during 1987,1988 and 1989                          $623,255
       Less:
         Cash repayments                                  $566,586
         Allocation of early withdrawal penalties           56,669      $623,255
                                                      ============   ===========
       Balance December 31, 1998                                              $0
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

     B. Other Organizational and Offering Expenses Organizational and offering expenses, other than sales commissions, but including printing costs, attorney and accountant fees, and other costs, were paid by the Partnership from the offering proceeds and totalled $360,885 or 3.69% of the gross proceeds contributed by the Partners. Such costs have been fully amortized and allocated to the Partners.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Accrual Basis

     Revenues and expenses are accounted for on the accrual basis of accounting wherein income is recognized as earned and expenses are recognized as incurred. Once a Mortgage Investment is categorized as impaired, interest is no longer accrued thereon.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

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

     At September 30, 1999, December 31, 1998 and 1997, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $84,736, $84,736 and $0, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of September 30, 1999, the average mortgage investment to appraised value of security at the time the loans were consummated was 68.38%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of September 30, 1999 and December 31, 1998 and 1997:

                                  September 30,    December 31,     December 31,
                                      1999             1998             1997
                                ----------------  --------------  --------------
Costs of properties                  $141,999        $366,655         $449,319
Reduction in value                    133,058         196,733          140,000
                                ================  ==============  ==============
Fair value reflected in
    financial statements               $8,941        $169,922         $309,319
                                ================  ==============  ==============

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

H. Organization and Syndication Costs

     The Partnership bears its own organization and syndication costs, other than certain sales commissions and fees described above, including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs of $14,750 were capitalized and were amortized over a five year period. Syndication costs of $346,135 were charged against partners' capital and were allocated to individual partners consistent with the Partnership Agreement.

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, other mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 1999, December 31, 1998 and 1997 was as follows:

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)


                                    September 30,   December 31,   December 31,
                                        1999           1998           1997
                                  ----------------  ------------  --------------
Impaired Mortgage Investments           $84,736         $84,736              $0
Other Mortgage Investments              105,959          93,833          13,432
Accounts receivable, unsecured           23,776          23,775          15,182
                                  ================  ============  ==============
                                       $214,471        $202,344         $28,614
                                  ================  ============  ==============

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

A. Mortgage Brokerage Commissions

     Mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the Mortgage Investments were limited up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership. For the nine months ended September 30, 1999, the commissions totalled $22,277 and for the years ended 1998 and 1997, the commissions were $36,700 and $10,000, respectively.

B. Mortgage Servicing Fees

     Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $40,804, $70,630, and $39,918, were incurred for nine months ended September 30, 1999, and for years 1998 and 1997.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

C. Asset Management Fee

     The General Partners are authorized to receive monthly fees for managing the Partnership's Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annually). Management fees incurred for the nine months ended September 30, 1999, and for years 1998 and 1997 were $8,043, $6,640 and $0, respectively.

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

F. Operating Expenses

     The General Partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, including accounting, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1997, 1998, and the nine month period ended September 30, 1999, clerical costs totalling $27,786 $24,440 and $16,305, respectively, were reimbursed to Redwood Mortgage Corp. and are included in expenses in the Statements of Income.

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

B. Election to Receive Monthly, Quarterly or Annual Distributions

     Upon subscription, investors elected either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound for at least a period of 5 years.

C. Profits and Losses

     Profits and losses are allocated monthly among the Limited Partners according to their respective capital accounts after 1% is allocated to the General Partners.

D. Withdrawal From Partnership

     A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units were purchased, which in all instances had occurred by September 30, 1999. After that time, at the election of the Limited Partner, capital accounts can be liquidated over a five year period in 20 equal quarterly installments or such longer period as is requested.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

     Notwithstanding the above, in order to provide a certain degree of liquidity to the Limited Partners, the General Partners may liquidate a Limited Partner's entire capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. Such liquidations shall, however, be subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums otherwise could have been withdrawn pursuant to the liquidation procedure set forth above. The 10% early withdrawal penalty will be received by the Partnership, and a portion of the sums collected as such penalty will be applied toward the next installment(s) of principal under the Formation Loan owed to the Partnership by Redwood Mortgage. Such portion shall be determined by the ratio between the initial amount of Formation Loan and the total amount of other organization and syndication costs incurred by the Partnership in this offering. The balance of any such early withdrawal penalties shall be retained by the Partnership for its own account and applied against syndication costs. Since the syndication costs have been fully amortized as of December 31, 1993, and the formation loan was paid in 1998, the early withdrawal penalties gained in the future will be credited to income for the period received.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a Limited Partner's capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total Limited Partners' capital account outstanding at the beginning of any year shall be liquidated during any calendar year.

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnership's interest in land located in East Palo Alto, CA., was acquired through foreclosure. The Partnership's interest was invested with that of two other Partnerships. The Partnerships had been attempting to develop the property into single family residences. Significant community resistance, as well as environmental and fish and wildlife concerns affected efforts to obtain the required approvals. The Partnership, in resolving disputes which arose during the course of the Partnerships attempt to obtain entitlements to develop the property, entered into agreements on May 8, 1998 with Rhone-Poulanc, Inc. These agreements, among other things, restrict the property to non-residential uses, provide for appropriate indemnifications, and include other consideration including the payment of cash. The Partnership still retains liability for the remediation of pesticide contamination affecting the property. Investigation of remediation options are ongoing. At this time management does not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. As of September 30, 1999, the Partnership had received $131,376 in excess of its costs.

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  had a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio up to $2,000,000 at 1% over prime. The balances were $899,011, $390,000 and $0 at December 31, 1997 and 1998, and September 30, 1999,
respectively, and the interest rate at September 30, 1999 was 9.25% (8.25% prime + 1%). Commencing January 1, 1999, the Partnership had reduced its borrowing limit to $1,000,000 with the same conditions as previously stipulated. As of September 30, 1999, the Partnership was current in its interest payment. The line of credit expires December 31, 1999.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

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

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:


                                            Sept. 30      Dec. 31       Dec. 31
                                              1999          1998          1997
                                          ------------  -----------  -----------
Net assets - Partners' Capital per
  financial statements                       $8,239     $8,707,534    $9,431,453
Formation Loan receivable                         0              0        59,521
Allowance for doubtful accounts             214,471        202,344        28,614
                                          ------------  -----------  -----------
Net assets tax basis                     $8,454,455     $8,909,878    $9,519,588
                                         =============  ===========  ===========

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

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $7,003,801. The September 30, 1999 fair value of these investments of $7,069,846 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At September 30, 1999, there were 49 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    49
Total Mortgage Investments outstanding                                $7,003,801

Average Mortgage Investment outstanding                                 $142,935
Average Mortgage Investment as percent of total                            2.04%
Average Mortgage Investment as percent of Partners' Capital                1.73%

Largest Mortgage Investment outstanding                               $1,376,117
Largest Mortgage Investment as percent of total                           19.65%
Largest Mortgage Investment as percent of Partners' Capital               16.70%

Number of counties where security is located (all California)                 13
Largest percentage of Mortgage Investments in one county                  31.51%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                                  68.38%
Number of Mortgage Investments in foreclosure                                  4

     The following categories of mortgage investments are pertinent at September 30, 1999, and December 31, 1998 and 1997:



                                     September 30    December 31     December 31
                                         1999            1998              1997
                                     ------------   ------------    ------------
First Trust Deeds                      $4,158,118     $4,432,246      $4,588,169
Second Trust Deeds                      2,203,350      2,892,870       2,869,543
Third Trust Deeds                         392,334        394,620         397,273
Fourth Trust Deeds                        249,999        249,999         249,999
                                     -------------  -------------   ------------
  Total mortgage investments            7,003,801      7,969,735       8,104,984
Prior liens due other lenders          10,903,162     12,348,933      11,075,429
                                     =============  =============   ============
  Total debt                          $17,906,963    $20,318,668     $19,180,413
                                     =============  =============   ============
Appraised property value at
  time of loan                        $26,185,607    $31,128,892     $28,422,684
                                     =============  =============   ============
Total investments as a percent
    of appraised value                     68.38%         65.27%          67.48%
                                     =============  =============   ============
Investments by Type of Property

Owner occupied homes                     $852,527       $944,491      $1,057,067
Non-Owner occupied homes                  170,653        374,408         380,142
Apartments                                773,794        817,819         791,755
Commercial                              5,206,827      5,833,017       5,876,020
                                     =============   =============   ===========
                                       $7,003,801     $7,969,735      $8,104,984
                                     =============   =============   ===========

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

     Scheduled maturity dates of mortgage investments as of September 30, 1999 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1999                                    $2,173,836
                            2000                                     2,814,639
                            2001                                       703,893
                            2002                                       421,520
                            2003                                       377,127
                         Thereafter                                    512,786
                                                              ================
                                                                    $7,003,801
                                                              ================

     The  scheduled   maturities   for  1999  include   $2,160,836  in  Mortgage
Investments which are past maturity at September 30, 1999. $816,898 of those Mortgage Investments were categorized as delinquent over 90 days.

     Twelve Mortgage Investments with principal outstanding of $3,183,051 had interest payments overdue in excess of 90 days.

     The cash balance at September 30, 1999 of $374,135 was in two banks with interest bearing balances totalling $350,213. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $174,135. When deposits in the Partnerships bank accounts increase significantly beyond the insured limit, the funds are either placed in new Mortgage Investments or used to pay down the line of credit balance.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totalled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On September 30, 1999, the Partnership's net capital totalled $8,239,984.

Partnership Mortgage Investments outstanding were:
                                                                     9 months
                                                                      through
                        Dec 31, 1996   Dec 31, 1997  Dec 31, 1998  Sept 30, 1999
                        ------------   ------------  ------------  -------------
Mortgage Investments
Outstanding               $9,313,924     $8,104,984    $7,969,735     $7,003,801

     The decrease in Mortgage Investments outstanding of $2,310,123 from December 31, 1996 to September 30, 1999, was due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations and line of credit pay-down. During the years 1996, 1997, 1998 and nine months through September 30, 1999, Mortgage Investment principal collections exceeded Limited Partner liquidations.

     Currently, general mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1999 over the next 12 months. As of September 30, 1999 the Partnership's Real Estate Owned account and the Investment in Partnership account have been reduced to a $8,941 balance. These accounts had balances of $169,922, $1,017,460 and $ 1,937,047 as of December 31, 1998, 1997 and 1996,
respectively. The conversion of these non-earning assets will allow the Partnership to produce current income from previously non earning assets. The overall effect of these developments will allow the Partnership's yield to rise.

     Each year, the Partnership negotiates a line of credit with a commercial bank which is secured by its Mortgage Investment portfolio. The outstanding balance of the bank line of credit was $1,530,511, $899,011, $390,000 and $0 for the years ended December 1996, 1997, 1998 and nine months through September 30, 1999, respectively. The interest rate on the bank line of credit has remained at Prime plus one percent since inception. For the nine months ended September 30, 1999 and years ended December 31, 1998, 1997 and 1996 , interest on Note Payable-Bank was $14,713, $43,170, $133,577and $158,175 respectively. The primary reason for this decrease was that the Partnership had a lower overall credit facility utilization from 1995 to 1996 and from 1996 to September 30, 1999. As of September 30, 1999, the Partnershi's borrowing was $0 and the interest rate was Prime plus one percent. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership usually bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit.

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty-two years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of September 30, 1999, there were two properties in foreclosure.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrowers' payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved and the General Partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made. Management provided $312,684, $268,101, $180,054 and $111,762, as provision for doubtful accounts for the years ended December 31, 1996, December 31, 1997, and December 31, 1998 and nine months through September 30, 1999, respectively. The decrease in the provision reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. Additionally, the General Partners felt that the bottom of the real estate cycle had been reached, reflecting a decreasing need to set aside reserves for the continuously declining real estate values as had been the case in the early 1990's. As of September 30, 1999, the Partnership reduced the REO balance from $1,501,712 as of December 31, 1995, to $8,941 through September 30, 1999. This reduction assisted the Partnership in increasing yields in 1999, as non-earning assets were converted to earning assets.

     The September 23, 1999 issue of the San Mateo Times, published a new UCLA Anderson forecast which focused on the California economy. The General Partners agree with their observations and predictions. The UCLA focus stated:

     "The California economy will grow at a healthy pace over the next two decades, but there is little chance of returning to the sustained economic boom that carried the state during the first four decades following World War II.

     California's economic growth will be limited by the consequences of population growth: high housing costs, traffic congestion and long commute times, according to the quarterly forecast released Tuesday. Looking at the national scene, the forecast predicted the Federal Reserve Board will raise interest rates another half percent over the next few months and then hold steady at 5.75 percent through 2000 to further curb inflation risks. The increase will slow economic growth from 3.9 percent in 1999 to 2.5 percent.

     "This forecast is for a very soft landing", the forecast said. In California, employment will grow by about 2.1 percent annually through 2020, good for a cumulative increase of 50 percent.

     That rate contrasts with an average growth rate of 3.5 percent from 1950 to 1990, when the California economy depended heavily on the Cold War arms race and expanding government space programs, said Tom Lieser, executive director of the Anderson Forecast and author of the repor's California section.

     "A lot of that basically fell from the sky so to speak," Lieser said."It came from the defense budget right to our doorstep. California was blessed with conditions that made this the capital of the aerospace industr".

     That market changed in 1990 when the Cold War ended and defense spending fell sharply.

     The United States fell into recession, with California suffering more than most other states. What eventually emerged, Lieser said, is an economy that is more diverse and less vulnerable to the federal budget.

     "Now we have a market-driven economy, which was built on the technological specialization that we had from aerospace and our universities. We build on that, but we don't have to worry about that going away," he said.

     Aerospace employment peaked in the 1980s at 380,000, and fell to 165,000 by 1996 in the wake of the downsizing. Aerospace employment has stabilized, but growth will be limited, the report said.

     The challenge of the next two decades will be to build housing, roads and other infrastructure that sustained growth will require".

     To the Partnership, the above evaluation of the California economy means an increase in property values, job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for the Partnership's lending activity.

     The Partnership's interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The Partnership's interest was invested with that of two other Partnerships. The Partnership's basis of $14,067, $0, $708,141 and $496,040 for the nine months through September 30, 1999 and for the years ended December 31, 1998, December 31, 1997 and 1996 respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop property into an approximately 63 units residential subdivision, (the "Development"). The proposed Development had gained significant public awareness as a result of certain environmental, fish and wildlife, population density, and other concerns. Incorporated into the proposed Development were various mitigation measures included remediation of hazardous material existing on the property and protection of potentially affected species due to the proximity to the San Francisco Baylands. These issues and others sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project was Rhone Poulanc, Inc., which is responsible for a nearby hazardous waste site. Rhone Poulanc, Inc. has been identified as the Responsible Party for the "Arsenic Contamination" which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of attempts to obtain entitlements for this Development, entered into agreements with Rhone-Poulanc, Inc., which among other things, restricted the property to non residential uses, provided for appropriate indemnification and included other consideration including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. In order to pursue these options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which Rhone Poulanc, Inc. remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     At the time of subscription to the Partnership, Limited Partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. During the last three years and the nine month period ending September 30, 1999, the following distribution of earnings, after allocation of syndication costs, were made to the Limited Partners. These earnings are tabulated separately for compounding and distributing partners.

                                                                      9 months
                         December 31,   December 31,   December 31,    through
                            1996          1997            1998     Sept 30, 1999
                         ------------   ------------   ------------  -----------
Compounding Partners      $293,484       $271,517       $276,668       $230,317
Distributing Partners     $288,796       $252,378       $230,712       $158,163
                         ------------   ------------   ------------  -----------
Total Earnings            $582,280       $523,895       $507,380       $388,480

     As of December 31, 1996, December 31, 1997, and December 31, 1998 and nine months through September 30, 1999, Limited Partners electing to withdraw earnings represented 49 %, 46%, 43% and 43% respectively of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1996, December 31, 1997, December 31, 1998, and nine months through September 30, 1999, $96,362, $159,732, $122,069 and $88,912, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1996, December 31, 1997, December 31, 1998 and September 30, 1999, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1996, December 31, 1997, December 31, 1998 and nine months through September 30, 1999, $1,086,737, $1,137,677, $938,040 and $608,954, respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.


     Actual liquidation of both capital and earnings from year five (1992) through September 30, 1999 is shown hereunder:

                            Years ended December 31,
                            ------------------------

                1992            1993            1994               1995
             ------------    ------------    ------------      --------------

Earnings        $323,037         377,712         303,014             303,098
Capital*        $232,370         528,737         729,449             892,953
             ------------    ------------    ------------      --------------
Total           $555,407        $906,449      $1,032,463          $1,196,051
             ============    ============    ============      ==============

                1996            1997            1998           Sept 30, 1999
             ------------    ------------    ------------      --------------
Earnings         294,678         257,670         235,837             158,163
Capital*       1,183,099       1,297,410       1,060,109             697,866
             ------------    ------------    ------------      --------------
Total         $1,477,777      $1,555,080      $1,295,946            $856,029
             ============    ============    ============      ==============

*These amounts represent gross of early withdrawal penalties.

     The Year 2000 will be a challenge for the entire world, with respect to the conversion of existing computerized operations. The Partnership is completing its assessment of Year 2000 hardware and software issues. The hardware issue is fully complete and tested. The Partnership relies on Redwood Mortgage Corp., an affiliate of the Partnership, third party and software vendors for its computer software. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The software for loan servicing is installed and is in compliance with Year 2000 issues. Installation of accounting software that is Year 2000 compliant began and was completed during the second quarter of 1999 and has been tested since that time. The investor servicing software is still being modified, however software maintenance agreements provide for Year 2000 compliance. Additionally, the Partnership has contacted several outside vendors that provide investor services as a possible alternative to providing investor services in house. These service providers will be more expensive than the current in house systems, but they do provide a back-up alternative. Reports are being run parallel to insure accuracy of Year 2000 compliance. This will continue through December 31, 1999.

     The costs of updating the various software systems will be borne by the various companies that supply the Partnership with services. Therefore, no significant capital outlays are anticipated and the Partnership expects only incidental costs of conversion for Year 2000 issues.

     The Partnership is in the business of making Mortgage Investments secured by real estate. The most important factor in making the Mortgage Investments is the value of the real estate security. Year 2000 issues have some potential to affect industries and businesses located in the marketplaces in which the Partnership places its Mortgage Investments. This would only have an effect on the Partnership if Year 2000 issues cause a significant downturn in the northern California economy. The fact that Silicon Valley is located in our marketplace, there may be significant increased demand for Silicon Valley type services and goods as companies make ready for the Year 2000 conversion.

     Although almost complete, if any or all accounting, loan servicing and investor services conversions should fail, the size and scope of the Partnership's activities are such that a failure could be handled at an equal or higher cost. This could be done on a manual basis or outsourced to other servicers existing in the industry, while correcting systems problems and are likely to be temporarily in nature. While this would entail some initial set up costs, these costs would likely not be so significant as to have a material effect upon the Partnership. Shifting portions of daily operations to manual or outsourced systems may result in time delays, which could negatively affect customer relations and lead to the potential loss of new loans and Limited Partner investments.

     The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the General Partners or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or even substantially correct.

     Various other risks and uncertainties could also affect the Year 2000 analysis causing a more severe effect on the Partnership than discussed above. The General Partners Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Risks also exist with respect to Year 2000 compliance by external parties who may have no relationship to the Partnership or the General Partners, but who have a significant relationship with one or more third parties, and may have a system failure that adversely affects the Partnership's ability to conduct business. While the General Partners are attempting to identify such external parties, no assurance can be given that it will be able to do so.

     Furthermore, third parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partners' for these third parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners systems fail, whether because of unforeseen complications or because of third parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the General Partner believes this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP
       ------------------------------------------------------------------

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

     The following compensation has been paid to the General Partners and their affiliates for services rendered during the nine months ended September 30, 1999. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.


Entity Receiving        Description of Compensation and                 Amount
                                Services Rendered
--------------------------------------------------------------------------------
I.
Redwood Mortgage       Mortgage Servicing Fee for
Corp.                  servicing Mortgage Investments                    $40,804

General Partners       Asset Management Fee for managing
&/or affiliates        assets                                             $8,043

General Partners       1% interest in profits                             $3,924



     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage       Mortgage Brokerage Commissions for services
Corp.                  in connection with the review, selection,
                       evaluation, negotiation, and extension of the
                       Mortgage Investments paid by the borrowers
                       and not by the Partnership                        $22,277

Redwood Mortgage       Processing and Escrow Fees for services in
Corp.                  connection with notary, document preparation,
                       credit investigation, and escrow fees payable by
                       the borrowers and not by the Partnership           $1,239



     III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME......................................................$16,305

     As of September 30, 1999, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                        $4,158,117.88
Appraised Value of Properties                             5,980,340.00
   Total Investment as a % of Appraised Value                   69.53%

First Trust Deeds                                        $4,158,117.88
Second Trust Deed Mortgage Investments                    2,203,350.35
Third Trust Deed Mortgage Investments                       392,333.49
Fourth Trust Deed Mortgage Investments*                     249,999.40
                                                   --------------------
                                                          7,003,801.12

First Trust Deeds due other Lenders                       9,734,527.00
Second Trust Deeds due other Lenders                        990,064.00
Third Trust Deeds due other Lenders                         178,571.00

Total Debt                                              $17,906,963.12

   Appraised Property Value                             $26,185,607.00
   Total Investments as a % of Appraised Value                  68.38%

Number of Mortgage Investments Outstanding                          49

Average Investment                                          142,934.72
Average Investment as a % of Net Assets                          1.73%
Largest Investment Outstanding                            1,376,117.03
Largest Investment as a % of Net Assets                         16.70%

Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                               59.37%
Second Trust Deeds                                              31.46%
Third Trust Deeds                                                5.60%
Fourth Trust Deeds                                               3.57%
                                              -------------------------
Total                                                          100.00%

Mortgage Investments by Type of          Amount                Percent

Owner Occupied Homes                     $852,527.34            12.17%
Non-Owner Occupied Homes                  170,653.23             2.44%
Apartments                                773,793.83            11.05%
Commercial                              5,206,826.72            74.34%

                                     ----------------     -------------
Total                                  $7,003,801.12           100.00%


*Footnote on following page

     The following is a distribution of Mortgage Investments outstanding as of September 30, 1999 by Counties.

Santa Clara               $2,206,788.57           31.51%
Alameda                    1,154,520.58           16.48%
San Mateo                    825,404.64           11.78%
Contra Costa                 749,998.21           10.71%
Stanislaus                   697,333.47            9.96%
Sacramento                   593,994.41            8.48%
San Francisco                321,873.39            4.60%
Sonoma                       179,931.36            2.57%
Shasta                        80,451.27            1.15%
Monterey                      70,070.38            1.00%
Santa Cruz                    69,564.40            0.99%
Marin                         40,870.44            0.58%
Ventura                       13,000.00            0.19%
                     -------------------      -----------
Total                     $7,003,801.12          100.00%


     * Redwood Mortgage Investors VI, together with other Redwood partnerships hold a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio on this loan is 76.52%. The borrower is paying a fixed interest rate of 12.25%, and the Partnership and other lenders will also be entitled to share in the profits generated by the corporation with respect to the secured property. The affiliates of the Partnership had entered into previous loan transactions with this borrower which have been concluded successfully, resulting in additional revenue beyond interest payments for the affiliates involved.


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

   Item 3.           Defaults upon Senior Securities
                     -------------------------------
                          Not Applicable

   Item 4.           Submission of Matters to a Vote of Security Holders
                     ---------------------------------------------------
                          Not Applicable

   Item 5.           Other Information
                     -----------------
                          Not Applicable

   Item 6.           Exhibits and Reports on Form 8-K
                     --------------------------------
                          (a) Exhibits
                                 Not Applicable

                          (b) Form 8-K
                                 The registrant has not filed any reports on Form 8-K during the three month period ending September 30, 1999.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 10th day of November, 1999.


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

By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner

By:      Gymno Corporation, General Partner

         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President

         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 10th day of November, 1999.



Signature                       Title                                Date
------------------------ ----------------------------------- -------------------


/s/ D. Russell Burwell
-----------------------
D. Russell Burwell               General Partner               November 10, 1999


/s/ Michael R. Burwell
-----------------------
Michael R. Burwell               General Partner               November 10, 1999

/s/ D. Russell Burwell
-----------------------
D. Russell Burwell               President of Gymno            November 10, 1999
                                 Corporation, (Principal
                                 Executive Officer);
                                 Director of Gymno
                                 Corporation

/s/ Michael R. Burwell
----------------------
Michael R. Burwell               Secretary/Treasurer of        November 10, 1999
                                 Gymno Corporation (Principal
                                 Financial and Accounting Officer);
                                 Director of Gymno Corporation