Form 10-K
period 1999-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 2000-03-31
CIK 811592

REDWOOD MORTGAGE INVESTORS VI
                       (a California Limited Partnership)
                               Index to Form 10-K
                                December 31, 1999

                                     Part I

                                                                        Page No.
Item 1 - Business                                                             3
Item 2 - Properties                                                         4-5
Item 3 - Legal Proceedings                                                    6
Item 4 - Submission of Matters to a vote of
         Security Holders (partners)                                          6

                                     Part II

Item 5 - Market for the Registrant's Partners' Capital
         and related matters.                                                 6
Item 6 - Selected Financial Data                                            7-8
Item 7 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9-12
Item 8 - Financial Statements and Supplementary Data                      13-33
Item 9 - Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            34

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                 34
Item 11- Executive Compensation                                              35
Item 12 - Security Ownership of certain Beneficial Owners and Management     36
Item 13 - Certain Relationships and Related Transactions                     36

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports
          of Form 8-K                                                     36-37

Signatures                                                                   38

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the year ended December 31, 1999 Commission File number 33-12519
--------------------------------------------------------------------------------

                           REDWOOD MORTGAGE INVESTORS VI
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                           94-3031211
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
     incorporation or organization)

   650 El Camino Real #G, Redwood City, CA                                94063
--------------------------------------------------------------------------------
 (address of principal executive offices)                             (zip code)

Registrant's telephone No. Including area code                    (650) 365-5341
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

YES       XX                                                 NO
     -------------                                              -------------

At the close of the sale of units in 1989, the limited partnership units purchased by non-affiliates was 97,725.94 units computed at $100.00 a unit for $9,772,594, excluding General Partners' Contribution of $9,772.

Documents incorporated by reference:

         Portions of the Prospectus for Redwood Mortgage Investors VI, included as part of the form S-11 Registration Statement, SEC File No. 33-12519 dated September 3, 1987 and Supplement No. 6 dated May 16, 1989, incorporated in Parts II, III, and IV.

                                     Part I

Item 1 - Business

         Redwood Mortgage Investors VI is a California limited partnership (the "Partnership"). D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation, are the General Partners. The address of the General Partners is 650 El Camino Real, Suite G, Redwood City, California 94063. The Partnership's primary purpose is to invest its capital in Mortgage Investments secured by Northern California properties. Mortgage Investments are arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. The Partnership's objectives are to make Investments which will: (i) provide the maximum possible cash returns which Limited Partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have earnings credited to their capital accounts and used to invest in Partnership activities; and (ii) preserve and protect the Partnership's capital. The Partnership's general business is more fully described under the section entitled "Investment Objectives and Criteria", pages 23-26 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated by reference.

         The Partnership was formed in September, 1987, with an approved 120,000 Units of $100 each ($12,000,000). The Units were offered on a "best efforts" basis through broker/dealer member firms of the National Association of Securities Dealers, Inc. It immediately began issuing Units and began investing in Mortgage Investments in October, 1987. The offering terminated in September, 1989, and as of that date 97,725.94 Units were sold realizing proceeds of $9,772,594. At December 31, 1999, the Partnership had a balance of Mortgage Investments totalling $5,282,773 with interest rates thereon ranging from 4.00% to 16.25%.

         Currently First Trust Deeds comprise 72.13% of the total amount of Mortgage Investment portfolio. Second Mortgage Trust Deeds comprise 24.11% of
Mortgage Investment portfolio and Third Mortgage Trust Deeds have 3.76% of the Mortgage Investment portfolio. Owner-occupied homes, combined with non-owner occupied homes, total 12.65% of the Mortgage Investments. Mortgage Investments to apartments make up 13.84% of the total Mortgage Investments portfolio.
Commercial Mortgage Investment origination increased from last year, now comprising 73.51% of the portfolio, an increase of 0.32% from 1998. The past year brought many outstanding low loan to value lending opportunities in the commercial segment of the market. The major concentration of Mortgage Investments, comprising 74.13% of the total loans, are in four counties of the San Francisco Bay Area. The County of Sacramento makes up 11.23% of the Mortgage Investment portfolio. The balance, as stated on page five of this report, are primarily in Northern California. Currently Mortgage Investment size is averaging $128,848 per Mortgage Investment. Some of the Mortgage Investments are fractionalized between affiliated Partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 33.50%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more equity, the more protection for the lender. The Partnership's Mortgage Investment portfolio had only one property in foreclosure as of the end of December, 1999.

Item 2 - Properties

         As of December 31, 1999, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                    $3,810,669.95
Appraised Value of Properties                         5,944,647.00
   Total Investment as a % of Appraisal                     64.10%
First Trust Deeds                                     3,810,669.95
Second Trust Deed Mortgage Investments                1,273,692.98
Third Trust Deed Mortgage Investments                   198,410.28
                                                      ------------
                                                      5,282,773.21

First Trust Deeds due other Lenders                   6,349,308.00
Second Trust Deeds due other Lenders                    356,678.00

Total Debt                                          $11,988,759.21

   Appraised Property Value                         $18,027,960.00
   Total Investments as a % of Appraisal                    66.50%


Number of Mortgage Investments Outstanding                      41


Average Investment                                      128,848.13
Average Investment as a % of Net Assets                      1.60%
Largest Investment Outstanding                        1,376,117.03
Largest Investment as a % of Net Assets                     17.14%


Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                           72.13%
Second Trust Deeds                                          24.11%
Third Trust Deeds                                            3.76%
                                               --------------------
Total                                                      100.00%

Mortgage Investments by Type of        Amount              Percent
Property

Owner Occupied Homes                   $264,673.54           5.01%
Non-Owner Occupied Homes                403,808.56           7.64%
Apartments                              730,934.15          13.84%
Commercial                            3,883,356.96          73.51%
                                  -----------------     -----------
Total                                $5,282,773.21         100.00%

The following is a distribution of loans outstanding as of December 31, 1999 by Counties.

Santa Clara                $1,834,750.61            34.73%
Alameda                     1,149,547.81            21.76%
Sacramento                    593,364.14            11.23%
San Mateo                     578,325.40            10.95%
San Francisco                 353,616.11             6.69%
Placer                        246,661.14             4.67%
Stanislaus                    197,333.47             3.74%
Sonoma                        179,809.09             3.40%
Shasta                         80,248.34             1.52%
Santa Cruz                     69,117.10             1.31%
                      -------------------      ------------
Total                      $5,282,773.21           100.00%

Statement of Condition of Mortgage Investments:

         Number of Mortgage Investments in Foreclosure               1

Scheduled maturity dates of mortgage investments as of December 31, 1999 are as follows:

                         Year Ending
                         December 31,

                             2000                           $3,498,114
                             2001                              453,996
                             2002                              456,011
                             2003                              371,008
                             2004                              203,747
                          Thereafter                           299,897
                                                        ---------------
                                                            $5,282,773


The scheduled maturities for 2000 include $3,301,156 in Mortgage Investments which are past maturity at December 31, 1999. $2,242,215 of those Mortgage Investments were categorized as delinquent over 90 days.

Nine Mortgage Investments with principal outstanding of $2,420,052 had interest payments overdue in excess of 90 days.

Item 3 - Legal Proceedings

         In the normal course of business, the Partnership may become involved in various types of legal proceedings such as assignments of rents, bankruptcy proceedings, appointments of receivers, unlawful detainers, judicial foreclosures, etc., to enforce the provisions of the deeds. Management anticipates that the ultimate outcome of these legal matters will not have a material adverse effect on the net assets of the Partnership in light of the Partnership's allowance for doubtful accounts. The Partnership is a defendant along with numerous defendants, including a developer, contractor, and other lenders, in a lawsuit involving the Partnership's attempt to recover it's investment in real estate acquired through foreclosure.

Item 4 - Submission of matters to vote of Security Holders (Partners).

         No matters have been submitted to a vote of the Partnership.

                                     Part II

Item 5 - Market for the Registrant's Partners' Capital and Related Matters.

         120,000 Units at $100 each (minimum 20 units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in Part I item 1). All Units were sold to California residents. Investors have the option of withdrawing earnings on a monthly, quarterly or annual basis or reinvesting and compounding earnings. Limited Partners may withdraw from the Partnership in accordance with the terms of the Partnership Agreement subject to early withdrawal penalties. There is no established public trading market for the Units.

         A description of the Partnership's Units, transfer restrictions, and withdrawal provisions is more fully described under the section entitled "Description of Units" and "Summary of the Limited Partnership Agreement", pages 38-42 of the Prospectus, a part of the above-referenced Registration statement, which is incorporated by reference.

As of December 31, 1999, there were 565 holders of record of the Partnership's Units. A decrease of 150 from 1998.

Item 6 - Selected Financial Data

         Redwood Mortgage Investors VI began operations in October 1987. Its financial condition and results of operation for three years to December 31, 1999 were:

                                 Balance Sheets
                                     Assets

                                                                           December 31,
                                                       ------------------------------------------------------
                                                                 1999                1998               1997
                                                       ---------------     ---------------     --------------
Cash                                                       $1,120,295            $299,775           $331,143
                                                       ---------------     ---------------     --------------
Accounts Receivable:
  Mortgage Investments, secured by Deeds of Trust           5,282,773           7,969,735          8,104,984
  Accrued Interest on Mortgage Investments                    706,841             717,719            617,456
  Advances on Mortgage Investments                            137,930             162,083            127,519
  Accounts receivables, unsecured                                   0              23,775            161,414
                                                       ---------------     ---------------     --------------
                                                           $6,127,544          $8,873,312         $9,011,373

Less allowance for doubtful accounts                          303,249             202,344             28,614
                                                       ---------------     ---------------     --------------
                                                           $5,824,295          $8,670,968         $8,982,759
                                                       ---------------     ---------------     --------------

Note Receivable Redwood Mortgage Corp.                       $300,000                   0                  0
Real estate owned, held for sale, acquired through
    Foreclosure                                               133,300             169,922            309,319
    REO in process                                            668,132                   0                  0
Investment in Partnership                                           0                   0            708,141
                                                       ---------------     ---------------     --------------
                                                           $8,046,022          $9,140,665        $10,331,362
                                                       ===============     ===============     ==============

                        Liabilities and Partners' Capital

Liabilities:
  Notes Payable - Bank Line of Credit                              $0            $390,000           $899,011
 Accounts Payable                                                   0              22,668                  0
  Deferred interest on Mortgage Investments                    15,676              20,463                898
                                                       ---------------     ---------------     --------------
          Total Liabilities                                    15,676             433,131            899,909
                                                       ---------------     ---------------     --------------

Partners' Capital:
     Limited Partners' capital, subject to redemption       8,020,580           8,697,768          9,421,687
     General Partners' capital                                  9,766               9,766              9,766
                                                       ---------------     ---------------     --------------

          Total Partners' Capital                           8,030,346           8,707,534          9,431,453
                                                       ---------------     ---------------     --------------

          Total Liabilities and Partners' Capital          $8,046,022          $9,140,665        $10,331,362
                                                       ===============     ===============     ==============

                              Statements of Income

                                                                 1999                1998               1997
                                                       ---------------     ---------------     --------------

Gross Revenue                                              $1,086,317            $871,861         $1,036,596
Expenses                                                      565,408             359,356            507,409
                                                       ---------------     ---------------     --------------
Net Income                                                    520,909             512,505            529,187
                                                       ===============     ===============     ==============

Net Income: to General Partners (1%)                           $5,209              $5,125             $5,292
                     to Limited Partners (99%)                515,700             507,380            523,895
                                                       ---------------     ---------------     --------------

                                                             $520,909            $512,505           $529,187
                                                       ===============     ===============     ==============

Net Income per $1,000 invested by Limited Partners for entire period:

  - where income is reinvested and compounded                     $62                 $56                $53
                                                       ===============     ===============     ==============
  -where partner receives income in monthly
     distributions                                                $61                 $55                $52
                                                       ===============     ===============     ==============

In 1997 the annualized yield was 5.29%, in 1998 the annualized yield was 5.63%, and in 1999 the annualized yield was 6.24%. The annualized yield since inception through December 31, 1999, was 7.40%.

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totalled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On December 31, 1999, the Partnership's net capital totalled $8,030,346.

         The Partnership began funding Mortgage Investments in October 1987. The Partnership's Mortgage Investments outstanding for the years ended December 31, 1997, 1998, and 1999 were $8,104,984, $7,969,735, and $5,282,773, respectively.
The decrease in Mortgage Investments outstanding from December 31, 1996 to December 31, 1999, was due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations, line of credit pay-down, uninvested cash in Mortgage Investments and an increase in Real Estate Owned or in process. During the years 1997, 1998 and 1999 Mortgage Investment principal collections exceeded Limited Partner liquidations.

         Since the Fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. New Mortgage Investments will be originated at high interest rates which could increase the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2000 over the next 12 months. As of December 31, 1999 the Partnership's Real Estate Owned account and the Investment in Partnership account was a combined $801,432 balance. These accounts had combined balances of $1,017,460 and $169,922 as of December 31, 1997 and 1998, respectively. The General Partners anticipate that the annualized yield for the forthcoming year 2000, will be similar to the current year's performance level.

         Each  year,  the  Partnership  negotiates  a  line  of  credit  with  a commercial bank which is secured by its Mortgage Investment portfolio. The outstanding balance of the bank line of credit was $899,011, $390,000 and $0 for the years ended December 1997, 1998 and 1999, respectively. The interest rate on the bank line of credit has remained at Prime plus one percent for the preceding three years. For the years ended December 31, 1999, 1998, and 1997, interest on Note Payable-Bank was $14,714, $43,170, and $133,577, respectively. The primary reason for this decrease was that the Partnership had a lower overall credit facility utilization from 1997 to December 31, 1999. During 1999 the Partnership's borrowing ranged between $0 and $410,000, at an interest rate of Prime plus one percent. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership usually bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. On December 31, 1999 the Partnership closed its line of credit with the existing bank. The General Partners may seek a replacement lender during the year 2000. As of December 31, 1999, all accrued interest and the line of credit balances were paid in full.

         The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty- two years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of December 31, 1999, there was one property in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrower's payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $268,101, $180,054 and $437,558 as provision for doubtful accounts for the years ended December 31, 1997, December 31, 1998 and December 31, 1999, respectively. The decrease in the provision in 1997 and 1998 reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. The increase in allowance for 1999 is to build up reserve for any potential loss in the future. The Partnership anticipates it will acquire a piece of Real Estate through foreclosure in 2000. In anticipation of this event, the Partnership is carrying $668,132 in its balance sheet as Real Estate Owned in Process. As of December 31, 1999, the Partnership reduced the REO balance from $309,319, as of December 31, 1997, to $133,300 through December 31, 1999. This reduction assisted the Partnership in increasing yields in 1998, as assets previously lying idle, now produced current income.

The February 18, 2000 issue of the "Alert" publication, published by the California Chamber of Commerce, said the following about California's thriving economy:

"Job gains grew in the fourth quarter of 1999, as the California economy accelerated. For the year as a whole, employment grew by 2.9 percent, considerably stronger than in the nation. This gain likely will be revised upward to 3.3 percent, or so, in the benchmark revisions to be released in late February.

State unemployment, at 4.9 percent in the last four months, is lower than in more than 30 years. Tax revenues are flooding into Sacramento, in part because of the strong economy, but also because of exercised stock options, strong bonuses and huge realized stock market gains.

The state economy's strength has been widespread across major industries, but concern about residential real estate is growing.

Housing permits were issued at an annual rate of 139,000 units through November 1999, well below almost everyone's expectations and the 220,000 units averaged annually in the 1980s. Clearly, not enough housing is being built in the state.

High land prices, restrictive local land use policies, the re-emergence of the slow growth/no growth movement, and federal environmental regulations are constraining home building. As a result, affordability is declining at an alarming rate.

The affordability of existing homes is low in San Diego and Orange counties and extremely low almost everywhere in the San Francisco Bay Area. In what seems like a paradox, an oversupply of expensive new homes is developing. This also happened under similar circumstances in the late 1980s.

In areas of particularly high land prices and long permitting and other building delays, building entry-and mid-level housing becomes more difficult to "pencil out". As developers turn increasingly to expensive housing, the supply of expensive housing can quickly outstrip demand. Also, the affordability of new homes can dip considerably below that of existing homes.

In Orange County, for example, a relatively low 32 percent of households could afford to buy the median-priced existing home sold in November; only 19 percent could afford to buy the median-priced new home."

To the Partnership, the above evaluation of the California economy means an increase in property values, job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for the Partnership's lending activity.

The Partnership's interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $20,377, $ 0, and $708,141 for the years ended December 31, 1999, 1998 and 1997, respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop property into an approximately 63 units residential subdivision, (the "Development"). The proposed Development had gained significant public awareness as a result of certain environmental, fish and wildlife, density, and other concerns. Incorporated into the proposed Development were various mitigation measures which included remediation of hazardous material existing on the property, and protection of potentially affected species due to the proximity of the property to the San Francisco Baylands. These issues and others sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project was Rhone Poulanc, Inc. which is responsible for a nearby hazardous waste site. Rhone Poulanc, Inc. has been identified as the Responsible Party for the Arsenic Contamination which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of the attempts to obtain entitlements for this Development, entered into agreements with Rhone-Poulanc, Inc which among other things, restricted the property to non residential uses, provided for appropriate indemnification and included other considerations including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. In order to pursue these options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property.

This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which Rhone-Poulanc, Inc. remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1997, 1998 and 1999, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $257,670, $235,837, and $217,526, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1997, December 31, 1998 and December 31, 1999 to Limited Partners' capital accounts and not withdrawn was $266,225, $271,543, and $298,174, respectively. As of December 31, 1997, December 31, 1998 and December 31, 1999, Limited Partners electing to withdraw earnings represented 46%, 43% and 42% respectively of the Limited Partners outstanding capital accounts.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1997, December 31, 1998 and December 31, 1999, $159,732, $122,069 and $128,295, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1997, December 31, 1998 and December 31, 1999, respectively, and is expected by the General Partners to commonly occur at these levels.

Additionally, for the years ended December 31, 1997, December 31, 1998 and December 31, 1999, $1,137,677, $938,040 and $847,067, respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

Actual liquidation of both capital and earnings from year five (1992) through year twelve (1999) is shown hereunder: Years ended December 31,

                               1992           1993           1994            1995
                         -----------    -----------    -----------     -----------
Earnings                   $323,037        377,712        303,014         303,098
Capital                   *$232,370       *528,737       *729,449        *892,953
                         -----------    -----------    -----------     -----------
Total                      $555,407       $906,449     $1,032,463      $1,196,051
                         ===========    ===========    ===========     ===========


                               1996           1997           1998            1999
                        ------------    -----------    -----------     -----------

Earnings                    294,678        257,670        235,837         217,526
Capital                  *1,183,099     *1,297,410     *1,060,109        *975,362
                        ------------    -----------
                        ------------    -----------    -----------     -----------
Total                    $1,477,777     $1,555,080     $1,295,946      $1,192,888
                        ============    ===========    ===========     ===========

*These amounts represent gross of early withdrawal penalties.

         The Year 2000 was considered by most to be a challenge for the entire world with respect to the conversion of existing computerized operations. The Partnership relies on Redwood Mortgage Corp., third parties and various software vendors for its hardware and software needs. Since year 2000 has come, we have not experienced any computer hardware breakdowns. We assume that our testing and upgrading of computer hardware prior to year 2000 identified all hardware areas of concern. Computer software programs are all operational with only minor problems being experienced with some programs. These problems are being addressed by the appropriate software vendors or software programmers. All month-end, quarterly, and annual computerized functions have not yet been run, however testing of the operations has taken place. We do not expect any significant problems.

         The costs of updating our computer systems were substantially borne by the non affiliated software vendors and the in house system conversion costs to the partnership were marginal.

         Year 2000 issues do not appear to have affected, in any significant manner, any industries or businesses in the marketplace in which the Partnership places its loans. We believe that year 2000 issues are a non-event and will have little if any future effect on the Partnership, its affiliates or the people and businesses with which it associates.

         The foregoing analysis of year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations, and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Item 8 - Financial Statements and Supplementary Data

         Redwood Mortgage Investors VI, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A- Financial Statements

o       Independent Auditor's Report,
o Balance Sheets - December 31, 1999, and December 31, 1998, o Statements of Income for the three years ended December 31, 1999,

o Statements of Changes in Partners' Capital for the three years ended December 31, 1999, o Statements of Cash Flows for the three years ended December 31, 1999, o Notes to Financial Statements - December 31, 1999.

B. - Financial Statement Schedules

         The  following   financial  statement  schedules  of  Redwood  Mortgage
Investors VI are included in Item 8.

o        Schedule II     Amounts receivable from related parties and
                         underwriters, promoters, and employees other than
                         related parties
o        Schedule VIII   Valuation of Qualifying Accounts
o        Schedule IX     Short Term Borrowings
o        Schedule XII    Mortgage Investments on real estate

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                         (with Auditor's Report Thereon)

                        Caporicci, Cropper & Larson, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                            1575 Treat Blvd. Ste. 208
                             Walnut Creek, CA 94598
                                 (925) 932-3860

                          INDEPENDENT AUDITOR'S REPORT

THE PARTNERS
REDWOOD MORTGAGE INVESTORS VI

We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VI (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1999 and 1998 and the statements of income, changes in partners' capital and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VI as of December 31, 1999 and 1998, and the results of its operations and cash flows for the three years ended December 31, 1999 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

                              /s/ A. Bruce Cropper
                                  Caporicci, Cropper & Larson, LLP



Walnut Creek, California
March 15, 2000

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                         1999                 1998
                                                                       --------------       --------------

Cash                                                                      $1,120,295             $299,775
                                                                       --------------       --------------
Accounts receivable:
  Mortgage Investments, secured by deeds of trust                          5,282,773            7,969,735
  Accrued Interest on Mortgage Investments                                   706,841              717,719
  Advances on Mortgage Investments                                           137,930              162,083
  Accounts receivables, unsecured                                                  0               23,775
                                                                       --------------       --------------
                                                                           6,127,544            8,873,312
  Less allowance for doubtful accounts                                       303,249              202,344
                                                                       --------------       --------------
                                                                           5,824,295            8,670,968
                                                                       --------------       --------------

Note receivable - Redwood Mortgage Corp.                                     300,000                    0
Real estate owned, held for sale, acquired through foreclosure               133,300              169,922
Real estate in process of acquisition, to be sold                            668,132                    0
                                                                       --------------       --------------
          Total Assets                                                    $8,046,022           $9,140,665
                                                                       ==============       ==============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts Payable                                                                $0              $22,668
  Deferred Interest                                                           15,676               20,463
  Note payable - bank line of credit                                               0              390,000
                                                                       --------------       --------------
          Total Liabilities                                                   15,676              433,131
                                                                       --------------       --------------
Partners' Capital:
  Limited Partners' capital, subject to redemption, (note 4D):             8,020,580            8,697,768

  General Partners' Capital:                                                   9,766                9,766
                                                                       --------------       --------------
    Total Partners' capital                                                8,030,346            8,707,534
                                                                       --------------       --------------
          Total Liabilities and Partners' capital                         $8,046,022           $9,140,665
                                                                       ==============       ==============







See accompanying notes to financial statements.


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                           YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                  1999                1998              1997
                                                              -------------       -------------     --------------
Revenues:
  Interest on Mortgage Investments                                $743,319            $847,960         $1,011,621
  Interest on bank deposits                                         14,086               8,487              6,563
  Late charges, prepayment penalties, and fees                      28,912              15,414             18,412
  Mortgage Servicer subsidy                                        300,000                   0                  0
                                                              -------------       -------------     --------------
                                                              -------------       -------------     --------------
                                                                 1,086,317             871,861          1,036,596
                                                              -------------       -------------     --------------
Expenses:
  Mortgage servicing fees                                           50,150              70,630             39,918
  Asset management fee                                              10,626               6,640                  0
  Clerical costs through Redwood Mortgage                           21,748              24,440             27,786
  Interest and line of credit costs                                 14,714              43,170            133,577
  Provision for doubtful accounts and losses
      on real estate acquired through foreclosure                  437,558             180,054            268,101
  Professional services                                             18,068              18,831             23,517
  Other                                                             12,544              15,591             14,510
                                                              -------------       -------------     --------------
                                                                   565,408             359,356            507,409
                                                              -------------       -------------     --------------
Net Income                                                        $520,909            $512,505           $529,187
                                                              =============       =============     ==============
Net income:  To General Partners(1%)                                $5,209              $5,125             $5,292
                      To Limited Partners (99%)                   $515,700            $507,380           $523,895
                                                              -------------       -------------     --------------
                                                                  $520,909            $512,505           $529,187
                                                              =============       =============     ==============

Net income per $1,000 invested by Limited Partners for entire period:
  -where income is reinvested and compounded                           $62                 $53                $53
                                                              =============       =============     ==============
  -where partner receives income in monthly distributions              $61                 $52                $52
                                                              =============       =============     ==============















See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                   PARTNERS' CAPITAL
                                     -----------------------------------------------------------------------------------
                                                LIMITED PARTNERS' CAPITAL
                                     -------------------------------------------------
                                       Capital
                                       Account          Formation                           General
                                       Limited            Loan                              Partners
                                       Partners        Receivable           Total           Capital           Total
                                     -------------    --------------    --------------    -------------    -------------
Balances at December 31, 1996          10,507,101         (121,849)        10,385,252           $9,766       10,395,018

Formation Loan collections                      0            53,833            53,833                0           53,833
Net income                                523,895                 0           523,895            5,292          529,187
Early withdrawal penalties               (13,409)             8,495           (4,914)                0          (4,914)
Partners' withdrawals                 (1,536,379)                 0       (1,536,379)          (5,292)      (1,541,671)
                                     -------------    --------------    --------------    -------------    -------------

Balances at December 31, 1997          $9,481,208         ($59,521)        $9,421,687            9,766       $9,431,453

Formation Loan collections                      0            53,291            53,291                0            53,291
Net Income                                507,380                 0           507,380            5,125           512,505
Early withdrawal penalties                (9,834)             6,230           (3,604)                0           (3,604)
Partners' withdrawals                 (1,280,986)                 0       (1,280,986)          (5,125)       (1,286,111)
                                     -------------    --------------    --------------    -------------    --------------

Balances at December 31, 1998          $8,697,768                 0        $8,697,768           $9,766        $8,707,534

Net Income                                515,700                 0           515,700            5,209           520,909
Early withdrawal penalties               (10,028)                 0          (10,028)                0          (10,028)
Partners' withdrawals                 (1,182,860)                 0       (1,182,860)          (5,209)       (1,188,069)
                                     -------------    --------------    --------------    -------------    --------------

Balances at December 31, 1999          $8,020,580                 0        $8,020,580           $9,766        $8,030,346
                                     =============    ==============    ==============    =============    ==============





See accompanying notes to financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999



                                                                        YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------

                                                              1999               1998               1997
                                                           -------------      --------------     -------------
Cash flows from operating activities:

  Net income                                                   $520,909            $512,505          $529,187
  Adjustments to reconcile net income to net
      cash provided by operating activities:
  Provision for doubtful accounts                               442,480             268,764           264,484
  Provision for Losses (recovery) on real estate held
  Early withdrawal penalty credited to income                  (10,028)             (3,604)           (4,914)
  (Increase) decrease in assets:
  Accrued interest & advances                                 (200,903)           (134,827)         (231,173)
  Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                        (22,668)              22,668                 0
  Deferred Interest on Mortgage Investments                     (4,787)              19,565          (17,624)
                                                           -------------      --------------     -------------

      Net cash provided by operating activities                 720,081             596,361           543,577
                                                           -------------      --------------     -------------

Cash flows from investing activities:

  Principal collected on Mortgage Investments                 2,859,900           1,934,071         1,634,128
  Mortgage Investments made                                   (922,936)         (1,798,822)         (557,796)
  Additions to real estate held for sale                       (24,112)             (2,785)          (47,415)
  Dispositions of real estate held for sale                      65,656              85,449           909,491
  Investment in Partnership                                           0           (215,281)         (212,101)
  Proceeds from Partnership                                           0           1,068,865                 0
  Proceeds from unsecured accounts receivable                         0              42,605                 0
                                                           -------------      --------------     -------------
    Net cash provided by (used in) investing activities       1,978,508           1,114,102         1,726,307
                                                           -------------      --------------     -------------

Cash flows from financing activities:

 Net increase (decrease) in note payable-bank                 (390,000)           (509,011)         (631,500)
 Partners withdrawals                                       (1,188,069)         (1,286,111)       (1,541,671)
 Formation Loan collections                                           0              53,291            53,833
 Note receivable - Redwood Mortgage Corp.                     (300,000)                   0                 0
                                                           -------------      --------------     -------------

    Net cash provided by (used in) financing activities     (1,878,069)         (1,741,831)       (2,119,338)
                                                           -------------      --------------     -------------

Net increase (decrease) in cash                                 820,520            (31,368)           150,546

Cash - beginning of period                                      299,775             331,143           180,597
                                                           -------------      --------------     -------------

Cash - end of period                                         $1,120,295            $299,775          $331,143
                                                           =============      ==============     =============



See accompanying notes to financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1999

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

A. Sales Commissions - Formation Loan

Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds were paid by Redwood Mortgage Corp. an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership loaned to Redwood Mortgage Corp. $623,255 (the "Formation Loan") relating to contributed capital of $9,781,366. The Formation Loan was unsecured, and was repaid without interest, over 10 years, commencing December 31, 1989. The last payment was made during 1998.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

At December 31, 1999, 1998 and 1997, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $283,249, $84,736 and $0, respectively. The reduction in stated value was accomplished by increasing the allowances for doubtful accounts.

As presented in Note 10 to the financial statements as of December 31, 1999, the average mortgage investment to appraised value of security at the time the loans were consummated was 66.50%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

D. Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

Real estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At December 31, 1999 one property was in the process of becoming Real Estate Owned. It was valued at fair value of $668,132 based on a current appraisal. The $668,132 is net of reduction in value of $287,548.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of December 31, 1999 and 1998 not including the aforementioned Real Estate in the process of acquisition:

                                                 December 31,
                                ------------------------------------------------
                                      1999                            1998
                                ---------------                 ----------------

Costs of properties                 $161,415                         $366,655
Reduction in value                    28,115                          196,733
                                ---------------                 ----------------

Fair value reflected
in financial statements             $133,300                         $169,922
                               ===============                 ================

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

G. Organization and Syndication Costs

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

H. Allowance for Doubtful Accounts

Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 1999 and 1998 was as follows:

                                                      December 31,
                                ------------------------------------------------
                                         1999                            1998
                                ---------------                 ----------------

Impaired Mortgage Investments          $283,249                          $84,736
Unspecified Mortgage Investments         20,000                           93,732
Accounts receivable, unsecured                0                           23,776
                                ---------------                 ----------------
                                       $303,249                         $202,244

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

I. Net Income Per $1,000 Invested

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

A. Mortgage Brokerage Commissions

Mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the Mortgage Investments were limited up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership. Such commissions totalled $46,527 and $36,700 for the years ended December 31, 1999 and 1998, respectively.

B. Mortgage Servicing Fees

Monthly mortgage servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $50,150, $70,630, and $39,918, were incurred for years 1999, 1998 and 1997, respectively.

C. Asset Management Fee

The General Partners are authorized to receive monthly fees for managing the Partnership's Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annually). Management fees incurred for 1999 and 1998 were $10,626 and $6,640, respectively. There were no Management fees in 1997.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

F. Operating Expenses

The General Partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1999, 1998 and 1997, clerical costs totaling $21,748, $24,440, and $27,786, respectively, were reimbursed to Redwood Mortgage Corp. and are included in expenses in the Statements of Income.

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

D. Withdrawal From Partnership

A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by December 31, 1999. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

Notwithstanding the above, in order to provide a certain degree of liquidity to the Limited Partners, the General Partners will liquidate a Limited Partner's entire capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. Such liquidations shall, however, be subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums otherwise could have been withdrawn pursuant to the liquidation procedure set forth above. The 10% early withdrawal penalty will be received by the Partnership, and a portion of the sums collected as such penalty will be applied toward the next installment(s) of principal under the Formation Loan owed to the Partnership by Redwood Mortgage Corp. Such portion shall be determined by the ratio between the initial amount of Formation Loan and the total amount of other organization and syndication costs incurred by the Partnership in this offering. The balance of any such early withdrawal penalties shall be retained by the Partnership for its own account and applied against syndication costs. Since the syndication costs have been fully amortized as of December 31, 1993, and the formation loan was paid in 1998, the early withdrawal penalties gained in the future will be credited to income for the period received.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a Limited Partner's capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total Limited Partners' capital accounts outstanding at the beginning of any year shall be liquidated during any calendar year.

NOTE  5 - NOTE RECEIVABLE - REDWOOD MORTGAGE CORP.

Redwood Mortgage Corp., an affiliate of the General Partners which arranges and services the Mortgage Investments of the Partnership, has subsidized certain loan losses of the Partnership in the form of a note receivable. The note bears interest at 8% and will be paid over a three year period to the extent that Partnership losses occur relative to certain identified properties. If the identified properties recover from their writedowns, Redwood Mortgage Corp. will be credited or reimbursed up to the amount of the note receivable.

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

The Partnership had a bank line of credit secured by its Mortgage Investment portfolio up to $2,000,000 at 1% over prime. The balances were $0 and $390,000 at December 31, 1999 and 1998, respectively, and the interest rate at December 31, 1999 was 9.25% (8.25% prime + 1%). The line of credit expired December 31, 1999.

NOTE 7 - LEGAL PROCEEDINGS

The Partnership is a defendant along with numerous defendants, including a developer, contractor, and other lenders, in a lawsuit involving the Partnership's attempt to recover it's investment in real estate acquired through foreclosure.

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

NOTE 8 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                         December 31,
                                              ----------------------------------
                                                   1999                  1998
                                              ---------------   ----------------

Net assets - Partners' Capital
             per financial statements          $8,030,346             $8,707,534

Allowance for doubtful accounts                   303,249                202,344
                                              ---------------   ----------------
Net assets tax basis                           $8,333,595             $8,909,878

In 1999 and 1998, approximately 72% and 71%, respectively, of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b) The Carrying Value of Mortgage Investments - (see note 2 (c)) was $5,282,773 at December 31, 1999. The fair value of these investments of $5,290,784 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1999, there were 41 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                   41
Total Mortgage Investments outstanding                               $5,282,773

Average Mortgage Investment outstanding                                $128,848
Average Mortgage Investment as percent of total                            2.44%
Average Mortgage Investment as percent of Partners' Capital                1.60%

Largest Mortgage Investment outstanding                              $1,376,117
Largest Mortgage Investment as percent of total                           26.05%
Largest Mortgage Investment as percent of Partners' Capital               17.14%

Number of counties where security is located (all California)                10
Largest percentage of Mortgage Investments in one county                  34.73%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                                  66.50%
Number of Mortgage Investments in foreclosure                                 1

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

The following categories of mortgage investments are pertinent at December 31, 1999 and 1998:
                                                       December 31,
                                           -------------------------------------
                                              1999                      1998
                                           -----------------       -------------
First Trust Deeds                            3,810,670                4,432,246
Second Trust Deeds                           1,273,693                2,892,870
Third Trust Deeds                              198,410                  394,620
Fourth Trust Deeds                                   0                  249,999
                                           -----------------       -------------
  Total mortgage investments                 5,282,773                7,969,735
Prior liens due other lenders                6,705,986               12,348,933
                                           -----------------       -------------
  Total debt                               $11,988,759              $20,318,668
                                           =================       =============

Appraised property value at time of loan   $18,027,960              $31,128,892
                                           =================       =============

Total investments as a percent of appraisals     66.50%                   65.27%
                                          ==================       =============

Investments by Type of Property

Owner occupied homes                            264,673                  944,491
Non-Owner occupied homes                        403,809                  374,408
Apartments                                      730,934                  817,819
Commercial                                    3,883,357                5,833,017
                                             -------------         -------------
                                             $5,282,773               $7,969,735
                                             =============         =============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

Scheduled maturity dates of mortgage investments as of December 31, 1999 are as follows:
                         Year Ending
                         December 31,

                      -------------------

                             2000                                    $3,498,114
                             2001                                       453,996
                             2002                                       456,011
                             2003                                       371,008
                             2004                                       203,747
                          Thereafter                                    299,897
                                                               -----------------
                                                                     $5,282,773

The scheduled maturities for 2000 include $3,301,156 in Mortgage Investments which are past maturity at December 31, 1999. $2,242,215 of those Mortgage Investments were categorized as delinquent over 90 days.

Nine Mortgage Investments with principal outstanding of $2,420,052 had interest payments overdue in excess of 90 days.

The cash balance at December 31, 1999 of $1,120,295 were in two banks with interest bearing balances totalling $1,105,464. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $920,295. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are generally either placed in new Mortgage Investments or used to pay down on the line of credit balance, if any.

SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS
                          REDWOOD MORTGAGE INVESTORS VI

Col. A              Col. B                     Col. C                     Col. D         Col. E
Description         Balance                  Additions                  Deductions       Balance at
                                   -------------------------------
                    Beginning                                           Describe        End of Period
                    of Period           (1)             (2)
                                   Charged to      Charged     to
                                   & Expenses      Accounts -
                                                   Describe

Year Ended
12/31/99

Deducted from
Asset Accounts:

Allowance for
Doubtful Accounts     $202,344        $442,480           $0                $(341,575)      $303,249

Cumulative
writedown of
Real Estate held
for sale (REO)       $196,733         ($4,922)           $0       ($163,696)                $28,115
                    ----------      -----------     ------------ ---------------    ------------------

Total                $399,077         $437,558           $0       $(505,271)               $331,364




 .


SCHEDULE IX

                              SHORT-TERM BORROWINGS
                 REDWOOD MORTGAGE INVESTORS VI - RULE 12-10

Col. A              Col. B            Col. C            Col. D            Col. E            Col. F
Category of         Balance at end    Weighted          Maximum Amount    Average Amount    Weighted
Aggregate           of Period         Average           Outstanding       Outstanding       Average
Short-Term                            Interest Rate     During the        During the        Interest Rate
Borrowings                                              Period            Period            During the
                                                                                            Period
=================== ================= ================= ================= ================= =================
Year-Ended
12/31/99            $0                10.55%            $400,000          $139,453          10.55%





SCHEDULE XII

                                MORTGAGE LOANS ON REAL ESTATE.
                        RULE 12-29 MORTGAGE INVESTMENTS ON REAL ESTATE

Col. A   Col. B    Col. C    Col. D      Col. E       Col. F       Col. G        Col. H      Col. I      Col. J
Descp.   Interest Final     Periodic   Prior Liens   Face Amt     Carrying     Prin. Amt    Type of    Geographic
          Rate    Maturity  Payment                     of        amount of        of         Lien       County
                    Date      Terms                  Mortgage     Mortgage     Mtg Invmts               Location
                                                    Investment   Investment    subject to
                                                     (original                   Delinq
                                                       amt)                     Prin. or
                                                                                Interest
-------- -------- --------- ---------- ------------ ------------ ------------ ------------- ---------- ------------
Comm      14.75%  09/01/95   2,241.96   250,000.00   185,000.00   179,044.28               2nd Mtg   San Mateo
Res       13.75%  10/01/96     275.00    55,374.00    24,000.00    24,000.00               2nd Mtg   San Mateo
Comm      13.75%  10/01/96     644.53         0.00    56,250.00    21,917.87               1st Mtg   San Mateo
Res       12.50%  02/01/07     554.63         0.00    45,000.00    31,501.47               1st Mtg   Santa Cruz
Res        6.00%  04/01/96     106.81    10,470.00    20,000.00    19,738.80    19,738.80  2nd Mtg   Sacramento
Res        4.00%  04/01/97     113.30         0.00    22,500.00    23,130.86    23,130.86  1st Mtg   Sacramento
Res        4.00%  04/01/97     120.00         0.00    24,000.00    22,103.04               1st Mtg   Sacramento
Comm      10.00%  08/06/02     709.38    30,802.00    82,873.25    75,763.37               2nd Mtg   Alameda
Apts      6.500%  05/01/06     540.83    89,904.00   100,000.00    96,716.11    13,520.75  2nd Mtg   Sacramento
Comm      10.00%  12/01/98   1,755.14         0.00   200,000.00   197,333.47   197,333.47  1st Mtg   Stanislaus
Comm      10.00%  12/01/98   5,046.04         0.00   575,000.00   566,694.43   566,694.43  1st Mtg   Alameda
Comm       7.00%  12/01/03   1,151.48   562,500.00    99,172.75    81,121.58    17,272.20  2nd Mtg   Alameda
Comm      12.00%  02/01/99  14,025.12         0.00 1,376,117.03 1,376,117.03 1,376,117.03  1st Mtg   Santa Clara
Land      12.00%  07/01/96   1,352.50   494,979.00   135,250.00   135,250.00               3rd Mtg   Sonoma
Res        8.00%  12/01/00     500.00   148,004.00    52,500.00    41,526.48               2nd Mtg   Santa Clara
Apts       7.00%  02/10/05     234.06    80,250.00    40,125.00    40,125.00               2nd Mtg   San Francisco
Res       12.00%  06/25/94     100.00         0.00    10,000.00    10,000.00    10,000.00  1st Mtg   Sacramento
Apts      11.50%  04/01/05     123.79         0.00   150,000.00    12,499.99               lst Mtg   San Francisco
Comm       9.00%  05/10/02     670.52         0.00    83,333.33    80,248.34               lst Mtg   Shasta
Comm      12.00%  02/01/11     756.11         0.00    63,000.00    56,376.37               1st Mtg   Alameda
Land      14.00%  02/01/97   3,822.50         0.00   382,250.00   235,381.46               1st Mtg   Santa Clara
Res        8.00%  09/18/03     166.58         0.00    22,701.51    21,992.54               lst Mtg   Sonoma
Res        8.00%  09/30/03     170.67         0.00    23,259.09    22,566.55               1st Mtg   Sonoma
Comm      12.00%  02/01/99     508.40 1,279,200.00    49,200.00    49,200.00    49,200.00  2nd Mtg   Santa Clara
Apts       7.00%  08/01/02   1,545.83         0.00   265,000.00   265,000.00               lst Mtg   Sacramento
Apts       7.00%  08/01/03   1,022.35         0.00   153,660.00   151,553.33               lst Mtg   Sacramento
Apts       9.00%  02/01/99      38.42   153,534.00     5,122.00     5,122.00               2nd Mtg   Sacramento
Res       12.00%  04/01/14     459.06    33,287.00    38,250.00    37,615.63               2nd Mtg   Santa Cruz
Comm      12.00%  06/01/01   1,000.00         0.00   100,000.00   100,000.00               lst Mtg   San Francisco
Apts      13.00%  11/01/03     759.15   341,094.00    60,000.00    27,392.08               2nd Mtg   San Francisco
Res       13.75%  11/01/03   2,202.61         0.00   167,500.00    66,381.46               lst Mtg   Alameda
Apts      14.00%  03/01/92   1,184.87   960,000.00   100,000.00    94,593.44               2nd Mtg   Santa Clara
Comm      14.50%  05/01/04   4,233.05   532,392.00   310,000.00   162,711.06               2nd Mtg   San Mateo
Comm      11.50%  05/01/99   3,113.39         0.00   314,000.00   303,210.60               lst Mtg   Alameda
Apts      14.00%  06/01/92     473.95 1,060,000.00    40,000.00    37,932.20               3rd Mtg   Santa Clara
Res       14.25%  07/01/04     984.46    78,672.00    73,000.00    41,036.05               2nd Mtg   San Francisco
Res       14.50%  04/01/05     546.20   150,804.00    40,000.00    25,228.08               3rd Mtg   San Francisco
Comm      10.00%  08/01/00   1,428.14    59,402.00   160,000.00   155,652.19               2nd Mtg   San Mateo
Comm      12.00%  06/01/01     993.53   100,000.00   120,952.39   107,334.91               2nd Mtg   San Francisco
Res       12.00%  05/01/01   2,086.91         0.00   600,000.00   246,661.14               1st Mtg   Placer
Res       11.00%  11/01/02     320.83   235,318.00    35,000.00    35,000.00               2nd Mtg   San Mateo

                          $58,082.10 $6,705,986.00 $6,404,016.35 $5,282,773.21 $2,273,007.54


Notes:
         Mortgage Investments classified as impaired had principal balances totalling $2,880,778. Impaired Mortgage Investments are defined as Mortgage Investments where the costs of related balances exceeds the anticipated fair value less costs to collect. Interest is no longer accrued thereon.

         Amounts reflected in column G (carrying amount of Mortgage Investments) represents both costs and the tax basis of the Mortgage Investments.

Schedule XII

Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                                               Year ended December 31,
                                              ----------------------------------------------------------
                                                  1999                  1998                 1997
                                              --------------       ---------------      ----------------

Balance at beginning of year                     $7,969,735            $8,104,984            $9,313,924
                                              --------------       ---------------      ----------------
Additions during period:
  New Mortgage Investments                          922,936             1,798,822               557,796
  Other                                                   0                     0                     0
                                              --------------       ---------------      ----------------
                  Total Additions                  $922,936            $1,798,822              $557,796
                                              --------------       ---------------      ----------------
Deductions during period:
  Collections of principal                        2,859,900             1,934,071             1,634,128
  Foreclosures                                      499,999                     0                     0
  Cost of Mortgage Investments sold                       0                     0                     0
  Amortization of Premium                                 0                     0                     0
  Other                                             249,999                     0               132,608
                                              --------------       ---------------      ----------------
                  Total Deductions                3,609,898             1,934,071             1,766,736
                                              --------------       ---------------      ----------------

Balance at close of year                         $5,282,773            $7,969,735            $8,104,984
                                              ==============       ===============      ================

Item 9 - Changes in and  Disagreements  with  Accountants on
         Accounting and Financial Disclosure.

A. Bruce Cropper, a partner in the accounting firm of Parodi & Cropper has been providing audit and accounting services to the Partnership since its inception in 1993. Mr. Cropper also has been performing audit and accounting services to the General Partners of the Partnership and their affiliates for over 15 years. In 1999, Mr. Cropper's partner sold his portion of their practice. Mr. Cropper decided to merge his portion of the practice into an existing CPA firm known as "Caporicci & Larson" with offices in Irvine and Walnut Creek, California. Upon the merging, the firm of Parodi & Cropper was dissolved, and Caporicci & Larson became Caporicci, Cropper and Larson, LLP. As a result, the Partnership has retained the firm of Caporicci, Cropper and Larson, LLP, to provide its audit and financial services. Thus, although there has been a change in accounting firms, there has not been a change in accountants and there has not been any disagreement on any matter of accounting principles, practices or financial status disclosures.

                                    Part III

Item 10 - Directors and Executive  Officers of the Registrant.

     The Partnership has no Officers or Directors. Rather, the activities of the Partnership are managed by the three General Partners of which two individuals are D. Russell Burwell and Michael R. Burwell. The third General Partner is Gymno Corporation, a California corporation, formed in 1986. The Burwells are the two shareholders of Gymno Corporation, a California corporation, on an equal (50-50) basis.

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

         The following compensation has been paid to the General Partners and affiliates for services rendered during the year ended December 31, 1999. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation            Description of Compensation and Services Rendered          Amount
--------------------------------------- ----------------------------------------------------- -------------
I.
Redwood Mortgage Corp.                  Mortgage Servicing Fee for servicing Mortgage              $50,150
                                        Investments
General Partners &/or Affiliates        Asset Management Fee for managing Assets                   $10,626

General Partners                        1% interest in profits                                      $5,209


II. FEES PAID BY BORROWERS ON MORTGAGE  INVESTMENTS PLACED BY COMPANIES RELATE
    TO THE GENERAL PARTNERS WITH THE PARTNERSHIP  (EXPENSES OF BORROWERS NOT
    OF THE PARTNERSHIP):

Redwood Mortgage Corp.                  Mortgage Brokerage Commissions for services
                                        in connection with the review, selection,
                                        evaluation, negotiation, and extension of the
                                        Mortgage Investments paid by the borrowers
                                        and not by the Partnership                                 $46,527

Redwood Mortgage Corp.                  Processing and Escrow Fees for services in
                                        connection with notary, document preparation,
                                        credit investigation, and escrow fees payable by
                                        the borrowers and not by the Partnership                    $1,704

Gymno Corporation, Inc.                 Reconveyance Fee                                            $7,075


III. IN ADDITION,  THE GENERAL  PARTNER  AND/OR RELATED  COMPANIES PAY CERTAIN
     EXPENSES ON BEHALF OF THE  PARTNERSHIP  FOR WHICH IT IS REIMBURSED
     AS NOTED IN THE STATEMENT OF INCOME                                                           $21,748



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

         Also refer to sections of the Prospectus "Compensation of General Partners and Affiliates", page 11, and "Conflicts of Interest", page 13, as part of the above-referenced Registration Statement which is incorporated by reference.

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

         2.  The Financial Statement Schedules are listed in Part II Item 8
             under B-Financial Statement   Schedules.

         3. Exhibits.

Exhibit No.                Description of Exhibits

      3.1        Limited Partnership Agreement
      3.2         Form of Certificate of Limited Partnership Interest
      3.3         Certificate of Limited Partnership

     10.1         Escrow Agreement (1)
     10.2         Servicing Agreement (1)
     10.3        (a) Form of Note secured by Deed of Trust which provides for principal and interest payments (1)
                 (b) Form of Note secured by Deed of Trust which provides for principal and interest payments and right of assumption (1)
                 (c) Form of Note secured by Deed of Trust which provides for interest only payments (1)
                 (d) Form of Note (1)
     10.4        (a) Deed of Trust and Assignment of Rents to accompany Exhibits
                     10.3 (a) and (c) (1)
                 (b) Deed of Trust and Assignment of Rents to accompany Exhibits
                     10.3 (b) (1)
                 (c) Deed of Trust to accompany Exhibit 10.3 (d) (1)
     10.5        Promissory Note for Formation Loan (1)
     10.6        Agreement to Seek a Lender (1)
     24.1        Consent of Caporicci, Cropper & Larson,  LLP
     24.3        Consent of  Landels, Ripley & Diamond

         All of these exhibits were previously filed as the exhibits to Registrant's Statement on Form S-11 (Registration No. 33-12519) and incorporated by reference herein.

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

                                   Signatures

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 24th day of March, 2000.

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

          By:     /S/ D. Russell Burwell

                  ---------------------------------------------
                  D. Russell Burwell, President

          By:     /S/ Michael R. Burwell

                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 24th day of March, 2000.

Signature                              Title                             Date


/S/ D. Russell Burwell

-----------------------------------
D. Russell Burwell                   General Partner              March 24, 2000


/S/ Michael R. Burwell

-----------------------------------
Michael R. Burwell                   General Partner              March 24, 2000



/S/ D. Russell Burwell

-----------------------------------
D. Russell Burwell             President of Gymno Corporation,    March 24, 2000
                               (Principal Executive Officer);
                               Director of Gymno Corporation


/S/ Michael R. Burwell

-----------------------------------
Michael R. Burwell             Secretary/Treasurer of Gymno       March 24, 2000
                               Corporation (Principal Financial
                               and Accounting Officer);
                               Director of Gymno Corporation