Form 10-Q
period 2000-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 2000-05-12
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                  March 31, 2000
--------------------------------------------------------------------------------
Commission file number                            33-12519
--------------------------------------------------------------------------------

                          REDWOOD MORTGAGE INVESTORS VI
                (exact name of registrant as specified in its charter)

              California                                             94-3031211
--------------------------------------------------------------------------------
   State or other jurisdiction of                                I.R.S. Employer
   incorporation or organization)                             Identification No.

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

YES                      NO                        NOT APPLICABLE           XX
   --------------          ----------------                      ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE



                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1999 (audited) AND
                           MARCH 31, 2000 (unaudited)

                                     ASSETS

                                                                      March 31,       December 31,
                                                                         2000             1999
                                                                     (unaudited)        (audited)
                                                                     -------------    --------------

Cash                                                                     $403,069        $1,120,295
                                                                     -------------    --------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                       5,764,249         5,282,773
  Accrued Interest on Mortgage Investments                                758,844           706,841
  Advances on Mortgage Investments                                        138,085           137,930
                                                                     -------------    --------------
                                                                        6,661,178         6,127,544

  Less allowance for doubtful accounts                                    303,249           303,249
                                                                     -------------    --------------
                                                                        6,357,929         5,824,295
                                                                     -------------    --------------

Note receivable - Redwood Mortgage Corp.                                  300,000           300,000
Real estate owned, held for sale, acquired through foreclosure            819,241           133,300
Real estate in process of acquisition, to be sold                               0           668,132
Prepaid expenses                                                            3,602                 0
                                                                     -------------    --------------
          Total Assets                                                 $7,883,841        $8,046,022
                                                                     =============    ==============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Deferred Interest                                                       $15,676           $15,676
                                                                     -------------    --------------
          Total Liabilities                                                15,676            15,676
                                                                     -------------    --------------



Partners' Capital:
  Limited Partners' capital, subject to redemption, (note 4D):          7,858,399         8,020,580

  General Partners' Capital:                                                9,766             9,766
                                                                     -------------    --------------
    Total Partners' capital                                             7,868,165         8,030,346
                                                                     -------------    --------------
          Total Liabilities and Partners' capital                      $7,883,841        $8,046,022
                                                                     =============    ==============







See accompanying notes to financial statements.


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited)

                                                    THREE MONTHS ENDED MARCH 31,

                                               ---------------------------------
                                                       2000                1999
                                                -------------        -----------
Revenues:
  Interest on Mortgage Investments                  $142,104            $206,357
  Interest on bank deposits                            2,865                 627
  Late charges, prepayment penalties, and fees         5,614               2,373
                                               -------------       -------------
                                                     150,583             209,357
                                               -------------       -------------

Expenses:
  Mortgage servicing fees                              9,059              16,795
  Asset management fee                                 2,517               2,729
  Clerical costs through Redwood Mortgage              5,147               5,673
  Interest and line of credit costs                        0               3,284
  Provision for doubtful accounts and losses
      on real estate acquired through foreclosure          0              30,584
  Professional services                                6,165              15,090
  Other                                                2,316               4,283
                                               -------------       -------------
                                                      25,204              78,438
                                               -------------       -------------

Net Income                                          $125,379            $130,919
                                               =============       =============

Net income:  To General Partners(1%)                 $1,254              $1,309
             To Limited Partners (99%)              $124,125            $129,610
                                               -------------       -------------
                                                    $125,379            $130,919
                                               =============       =============

Net income per $1,000 invested by Limited Partners for entire period:

  -where income is reinvested and compounded          $15.49              $14.92
                                               =============       =============

  -where partner receives income in monthly
   distributions                                      $15.41              $14.84
                                               =============       =============
















See accompanying notes to financial statements.


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) and
                THE THREE MONTHS ENDED MARCH 31, 2000 (unaudited)

                                                                     PARTNERS' CAPITAL
                                     -----------------------------------------------------------------------------------
                                                LIMITED PARTNERS' CAPITAL
                                     -------------------------------------------------
                                       Capital                                              Capital
                                       Account          Formation                           Account
                                       Limited            Loan                              General
                                       Partners        Receivable           Total           Partners          Total
                                     -------------    --------------    --------------    -------------    -------------

Balances at December 31, 1996          10,507,101         (121,849)        10,385,252           $9,766       10,395,018

Formation Loan collections                      0            53,833            53,833                0           53,833
Net income                                523,895                 0           523,895            5,292          529,187
Early withdrawal penalties               (13,409)             8,495           (4,914)                0          (4,914)
Partners' withdrawals                 (1,536,379)                 0       (1,536,379)          (5,292)      (1,541,671)
                                     -------------    --------------    --------------    -------------    -------------

Balances at December 31, 1997          $9,481,208         ($59,521)        $9,421,687            9,766       $9,431,453

Formation Loan collections                      0            53,291            53,291                0            53,291
Net Income                                507,380                 0           507,380            5,125           512,505
Early withdrawal penalties                (9,834)             6,230           (3,604)                0           (3,604)
Partners' withdrawals                 (1,280,986)                 0       (1,280,986)          (5,125)       (1,286,111)
                                     -------------    --------------    --------------    -------------    --------------

Balances at December 31, 1998          $8,697,768                 0        $8,697,768           $9,766        $8,707,534

Net Income                                515,700                 0           515,700            5,209           520,909
Early withdrawal penalties               (10,028)                 0          (10,028)                0          (10,028)
Partners' withdrawals                 (1,182,860)                 0       (1,182,860)          (5,209)       (1,188,069)
                                     -------------    --------------    --------------    -------------    --------------

Balances at December 31, 1999          $8,020,580                 0        $8,020,580           $9,766        $8,030,346

Net Income                                124,125                 0           124,125            1,254           125,379
Early withdrawal penalties                (4,586)                 0           (4,586)                0           (4,586)
Partners' withdrawals                   (281,720)                 0         (281,720)          (1,254)         (282,974)
                                     -------------    --------------    --------------    -------------    --------------

Balances at March 31, 2000             $7,858,399                 0        $7,858,399           $9,766        $7,868,165
                                     =============    ==============    ==============    =============    ==============


















See accompanying notes to financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited)

                                                    THREE MONTHS ENDED MARCH 31,

                                         ---------------------------------------
                                                      2000               1999
                                               -------------      --------------
Cash flows from operating activities:

  Net income                                        $125,379            $130,919
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for doubtful accounts                         0              30,584
   Provision for Losses (recovery) on real estate
   held for sale                                           0                   0
   Early withdrawal penalty credited to income       (4,586)             (1,565)
   (Increase) decrease in assets:
    Accrued interest & advances                     (52,158)            (29,289)
    Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                  0                 711
    Deferred Interest on Mortgage Investments              0            (20,463)
    (Increase) decrease in pre-paid expenses         (3,602)                   0
                                               -------------      --------------

    Net cash provided by operating activities         65,033             110,897
                                               -------------      --------------

Cash flows from investing activities:

  Principal collected on Mortgage Investments        465,680             482,542
  Mortgage Investments made                        (947,156)           (385,940)
  Additions to real estate held for sale            (17,809)               (740)
  Dispositions of real estate held for sale                0              58,525
  Investment in Partnership                                0                   0
  Proceeds from Partnership                                0                   0
  Proceeds from unsecured accounts receivable              0                   0
                                               -------------      --------------
    Net cash provided by (used in) investing
    activities                                     (499,285)             154,387
                                               -------------      --------------

Cash flows from financing activities:

 Net increase (decrease) in note payable-bank              0              10,000
 Partners withdrawals                              (282,974)           (284,610)
 Note receivable - Redwood Mortgage Corp.                  0                   0
                                               -------------      --------------

    Net cash provided by (used in) financing
        activities                                 (282,974)           (274,610)
                                               -------------      --------------

Net increase (decrease) in cash                    (717,226)             (9,326)

Cash - beginning of period                         1,120,295             299,775
                                               -------------      --------------

Cash - end of period                                $403,069            $290,449
                                               =============      ==============





See accompanying notes to financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

At March  31,  2000,  December  31,  1999 and  1998,  reductions  in the cost of
Mortgage Investments categorized as impaired by the Partnership totalled $283,249, $283,249 and $84,736, respectively. The reduction in stated value was accomplished by increasing the allowances for doubtful accounts.

As presented in Note 10 to the financial statements as of March 31, 2000, the average mortgage investment to appraised value of security at the time the loans were consummated was 66.98%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

D. Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

Real estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At December 31, 1999, one property that was in the process of becoming Real Estate Owned, actually became Real Estate Owned as of March 31, 2000. It was valued at fair value of $668,132 based on a current appraisal. The $668,132 is net of reduction in value of $287,548.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of March 31, 2000 and December 31, 1999, not including the aforementioned Real Estate in the process of acquisition:

                                     March 31, 2000            December 31, 1999
                                  ------------------        --------------------

Costs of properties                      $1,134,851                     $161,415
Reduction in value                          315,610                       28,115
                                    ---------------           ------------------

Fair value reflected in
   financial statements                    $819,241                     $133,300
                                    ===============           ==================

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

H. Allowance for Doubtful Accounts

Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified Mortgage Investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of March 31, 2000 and December 31, 1999 was as follows:

                                       March 31, 2000          December 31, 1999
                                  --------------------       -------------------

Impaired Mortgage Investments              $283,249                     $283,249
Unspecified Mortgage Investments             20,000                       20,000
Accounts receivable, unsecured                    0                            0
                                    ----------------                ------------

                                           $303,249                     $303,249
                                    ================                ============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

A. Mortgage Brokerage Commissions

Mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the Mortgage Investments were limited up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership. Such commissions totalled $14,047 and $46,527 for the three months ended March 31, 2000 and for the year ended December 31, 1999, respectively.

B. Mortgage Servicing Fees

Monthly mortgage servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $9,059, $50,150 and $70,630, were incurred for the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998, respectively.

C. Asset Management Fee

The General Partners are authorized to receive monthly fees for managing the Partnership's Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annually). Management fees incurred for the three months ended March 31, 2000 and for years ended December 31, 1999 and 1998 were $2,517, $10,626 and $6,640, respectively. There were no Management fees in 1997.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

F. Operating Expenses

The General Partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. For the three months ended March 31, 2000 and for the years 1999 and 1998, clerical costs totaling $5,147, $21,748 and $24,440, respectively, were reimbursed to Redwood Mortgage Corp. and are included in expenses in the Statements of Income.

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

D. Withdrawal From Partnership

A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by March 31, 2000. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

NOTE  5 - NOTE RECEIVABLE - REDWOOD MORTGAGE CORP.

Redwood Mortgage Corp., an affiliate of the General Partners which arranges and services the Mortgage Investments of the Partnership, has subsidized certain loan losses of the Partnership in the form of a note receivable. The note bears interest at 8% and will be paid over a three year period to the extent that Partnership losses occur relative to certain identified properties net of assigned allowance and write-offs. If the identified properties recover from their write-downs, Redwood Mortgage Corp. will be credited or reimbursed up to the amount of the note receivable.

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

NOTE 8 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                        March 31, 2000         December 31, 1999
                                   --------------------    ---------------------

Net assets - Partners' Capital
    per financial statements               $7,868,165                 $8,030,346

Allowance for doubtful accounts               303,249                    303,249
                                      ---------------           ----------------
Net assets tax basis                       $8,171,414                 $8,333,595
                                      ===============           ================

As of March 31, 2000 and December 31, 1999, approximately 72% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b) The Carrying Value of Mortgage Investments - (see note 2 (c)) was $5,764,249 at March 31, 2000. The fair value of these investments of $5,669,814 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage Investments are secured by recorded deeds of trust. At March 31, 2000, there were 42 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    42
Total Mortgage Investments outstanding                                $5,764,249

Average Mortgage Investment outstanding                                 $137,244
Average Mortgage Investment as percent of total                            2.38%
Average Mortgage Investment as percent of Partners' Capital                1.74%

Largest Mortgage Investment outstanding                               $1,376,117
Largest Mortgage Investment as percent of total                           23.87%
Largest Mortgage Investment as percent of Partners' Capital               17.49%

Number of counties where security is located (all California)                 10
Largest percentage of Mortgage Investments in one county                  31.82%
Average Mortgage Investment to appraised value of security at time
     Mortgage Investment was consummated                                  66.98%
Number of Mortgage Investments in foreclosure                                  0

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

The following categories of Mortgage Investments are pertinent at March 31, 2000 and December 31, 1999:

                                        March 31, 2000         December 31, 1999
                                     --------------------      -----------------
First Trust Deeds                             4,139,860                3,810,670
Second Trust Deeds                            1,426,560                1,273,693
Third Trust Deeds                               197,829                  198,410
                                     --------------------      -----------------
  Total Mortgage Investments                  5,764,249                5,282,773
Prior liens due other lenders                 7,510,457                6,705,986
                                     --------------------      -----------------
  Total debt                                $13,274,706              $11,988,759
                                     ====================      =================

Appraised property value
at time of loan                             $19,818,726              $18,027,960
                                   ====================        =================

Total investments as a
percent of appraisals                            66.98%                   66.50%
                                   ====================        =================

Investments by Type of Property

Owner occupied homes                            333,306                  264,673
Non-Owner occupied homes                        586,881                  403,809
Apartments                                      728,648                  730,934
Commercial                                    4,115,414                3,883,357
                                    --------------------        ----------------
                                             $5,764,249               $5,282,773
                                    ====================        ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Scheduled maturity dates of Mortgage Investments as of March 31, 2000 are as follows:

                         Year Ending
                         December 31,
                      -------------------

                             2000                                     $3,394,944
                             2001                                        950,352
                             2002                                        455,647
                             2003                                        369,653
                             2004                                        195,863
                          Thereafter                                     397,790
                                                                ----------------
                                                                      $5,764,249

                                                                ================

The scheduled maturities for 2000 include $3,198,906 in Mortgage Investments which are past maturity at March 31, 2000.

Nine Mortgage Investments with principal outstanding of $2,420,052 had interest payments overdue in excess of 90 days.

The cash balance at March 31, 2000 of $403,069 were in three banks with interest bearing balances totalling $213,329. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $185,485. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are generally placed in new Mortgage Investments.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totalled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On March 31, 2000, the Partnership's net capital totalled $7,868,165.

         The Partnership began funding Mortgage Investments in October 1987. The Partnership's Mortgage Investments outstanding for the years ended December 31, 1998, 1999 and for the three months ended March 31, 2000, were $7,969,735, $5,282,773 and $5,764,249, respectively. The decrease in Mortgage Investments outstanding from December 31, 1998 to March 31, 2000, was due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations, line of credit pay-down, uninvested cash in Mortgage Investments and an increase in Real Estate Owned or in process. During the years 1998, 1999 and three months through March 31, 2000, Mortgage Investment principal collections exceeded Limited Partner liquidations.

         Since the Fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. New Mortgage Investments will be originated at these higher interest rates which could increase the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2000 over the next 12 months. As of March 31, 2000 the Partnership's Real Estate Owned account balance was $801,432. This account had a balance of $1,017,460 and $169,922, as of December 31, 1997 and 1998,
respectively. The General Partners anticipate that the annualized yield for the forthcoming year 2000, will be similar to the current year's performance level.

         Previously the Partnership had a line of credit with a commercial bank which was secured by its Mortgage Investment portfolio. The outstanding balance of the bank line of credit was $390,000, $0 and $0 for the years ended December 1998 and 1999. For the years ended December 31, 1999 and 1998, interest on Note Payable-Bank was $14,714 and $43,170, respectively. The primary reason for this decrease was that the Partnership had a lower overall credit facility utilization from 1998 to December 31, 1999. During 1999 the Partnership's borrowing ranged between $0 and $410,000, at an interest rate of Prime plus one percent. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership usually bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. On December 31, 1999 the Partnership closed its line of credit with the existing bank. The General Partners may seek a replacement lender during the year 2000. As of December 31, 1999, all accrued interest and the line of credit balances were paid in full.

         The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty- three years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of March 31, 2000, there were no properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and principal payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrower's payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $180,054, $437,558 and $0 as provision for doubtful accounts for the years ended December 31, 1998, December 31, 1999 and three months ended March 31, 2000, respectively. The decrease in the provision in 1998 reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. The increase in allowance for 1999 is to build up reserve for any potential loss in the future. The Partnership acquired a piece of Real Estate through foreclosure in 2000. In anticipation of this event, the Partnership carried $668,132 in its balance sheet as Real Estate Owned in Process as of December 31, 1999.

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

The Partnership's interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $39,790, $20,377 and $ 0, for the three months ended March 31, 2000, and for the years ended December 31, 1999 and 1998, respectively, has been invested with that of two other Partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property.

This pesticide contamination appears to be the result of agricultural operations by prior owners. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1998 and 1999, and for the three months through March 31, 2000, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $235,837, $217,526 and $48,629, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1998, December 31, 1999 and for three months through March 31, 2000 to Limited Partners' capital accounts and not withdrawn, was $271,543, $298,174, and $75,496, respectively. As of December 31, 1998, December 31, 1999 and March 31, 2000, Limited Partners electing to withdraw earnings represented 43%, 42% and 40% respectively, of the Limited Partners outstanding capital accounts.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1998, December 31, 1999 and three months through March 31, 2000, $122,069, $128,295 and $58,427 respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1998, December 31, 1999 and March 31, 2000 respectively, and is expected by the General Partners to commonly occur at these levels.

Additionally, for the years ended December 31, 1998, December 31, 1999 and the three months through March 31, 2000, $938,040, $847,067 and $179,250 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.


Actual liquidation of both capital and earnings from year five (1992) through year twelve (1999), and for three months through March 31, 2000 is shown hereunder:

                                    Years ended December 31,

                               1992           1993           1994            1995            1996
                         -----------    -----------    -----------     -----------    ------------
Earnings                   $323,037        377,712        303,014         303,098         294,678
Capital                   *$232,370       *528,737       *729,449        *892,953      *1,183,099
                         -----------    -----------    -----------     -----------    ------------
Total                      $555,407       $906,449     $1,032,463      $1,196,051      $1,477,777
                         ===========    ===========    ===========     ===========    ============

                                                                             3 months
                               1997           1998           1999       through March 31,2000
                       ------------    -----------    -----------      ----------------
Earnings                    257,670        235,837        217,526               $48,629
Capital                  *1,297,410     *1,060,109       *975,362              *237,677
                        ------------    -----------    -----------      ----------------

Total                    $1,555,080     $1,295,946     $1,192,888              $286,306
                        ============    ===========    ===========      ================

*These amounts represent gross of early withdrawal penalties.

         The Year 2000 was considered by most to be a challenge for the entire world with respect to the conversion of existing computerized operations. The
Partnership relies on Redwood Mortgage Corp., third parties and various software vendors for its hardware and software needs. Since year 2000 has come, we have not experienced any computer hardware breakdowns. We assume that our testing and upgrading of computer hardware prior to year 2000 identified all hardware areas of concern. Computer software programs are all operational with only minor problems being experienced with some programs. These problems are being addressed by the appropriate software vendors or software programmers. All quarterly and annual computerized functions have not yet been run, however, testing of the operations has taken place. We do not expect any significant problems.

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

         The following compensation has been paid to the General Partners and their affiliates for services rendered during the three months ended March 31, 2000. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving         Description of Compensation
Compensation             and Services Rendered                            Amount
--------------------------------------------------------------------------------
I.

Redwood Mortgage         Mortgage Servicing Fee for servicing Mortgage
Corp.                    Investments                                      $9,059

General Partners
&/or Affiliates          Asset Management Fee for managing assets         $2,517

General Partners         1% interest in profits                           $1,254


II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage         Mortgage Brokerage Commissions for services
Corp.                    in connection with the review, selection,
                         evaluation, negotiation, and extension of the
                         Mortgage Investments paid by the borrowers
                         and not by the Partnership                      $14,047

Redwood Mortgage         Processing and Escrow Fees for services in
Corp.                    connection with notary, document preparation,
                         credit investigation, and escrow fees payable by
                         the borrowers and not by the Partnership           $925

Gymno Corp. Inc.         Reconveyance Fee                                    $25





III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF  INCOME..................................................... $5,147

As of March 31, 2000, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                         $4,139,860.25
Appraised Value of Properties                              6,351,111.00
   Total Investment as a % of Appraised Value                    65.18%

First Trust Deeds                                         $4,139,860.25
Second Trust Deed Mortgage Investments                     1,426,559.33
Third Trust Deed Mortgage Investments                        197,829.32
                                                    --------------------
                                                           5,764,248.90

First Trust Deeds due other Lenders                        7,153,779.00
Second Trust Deeds due other Lenders                         356,678.00
                                                    --------------------

Total Debt                                               $13,274,705.90

   Appraised Property Value                              $19,818,726.00
   Total Investments as a % of Appraised Value                   66.98%


Number of Mortgage Investments Outstanding                           42


Average Investment                                           137,244.02
Average Investment as a % of Net Assets                           1.72%
Largest Investment Outstanding                             1,376,117.03
Largest Investment as a % of Net Assets                          17.49%


Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                                71.82%
Second Trust Deeds                                               24.75%
Third Trust Deeds                                                 3.43%
                                               -------------------------
                                                                100.00%

Total

Mortgage Investments by Type of           Amount                Percent
Property

Owner Occupied Homes                      $333,305.97             5.78%
Non-Owner Occupied Homes                   586,880.53            10.18%
Apartments                                 728,648.11            12.64%
Commercial                               4,115,414.29            71.40%
                                      ----------------      ------------
Total                                   $5,764,248.90           100.00%

The following is a distribution of Mortgage Investments outstanding as of March 31, 2000 by Counties.

Santa Clara                $1,833,884.51            31.82%
Alameda                     1,143,309.29            19.83%
San Mateo                     874,790.67            15.18%
Sacramento                    592,712.82            10.28%
Placer                        430,220.68             7.46%
San Francisco                 364,323.96             6.32%
Stanislaus                    197,333.47             3.42%
Sonoma                        179,682.30             3.12%
Shasta                         80,040.82             1.39%
Santa Cruz                     67,950.38             1.18%
                      -------------------      ------------

Total                      $5,764,248.90           100.00%




Statement of Condition of Mortgage Investments:

         Number of Mortgage Investments in Foreclosure                 0

                                     PART 2

                                OTHER INFORMATION

         Item 1.           Legal Proceedings

                                No legal action has been initiated against the Partnership. The Partnership had filed a legal action for collection against borrowers, which is routine litigation incidental to its Please refer to note (7) of financial statements.

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                                    (a) Exhibits
                                            Not Applicable

                                    (b) Form 8-K

                                          The   registrant  has  not  filed  any
                                          reports  on Form 8-K  during the three
                                          month period ending March 31, 2000.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 10th day of May, 2000.

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

          By:     /S/ D. Russell Burwell

                  ---------------------------------------------
                  D. Russell Burwell, President

          By:     /S/ Michael R. Burwell

                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 10th day of May, 2000.

Signature                              Title                           Date

/S/ D. Russell Burwell

-----------------------------------
D. Russell Burwell                 General Partner                  May 10, 2000


/S/ Michael R. Burwell

-----------------------------------
Michael R. Burwell                 General Partner                  May 10, 2000



/S/ D. Russell Burwell

-----------------------------------
D. Russell Burwell       President of Gymno Corporation,            May 10, 2000
                         (Principal Executive Officer);
                         Director of Gymno Corporation


/S/ Michael R. Burwell

-----------------------------------
Michael R. Burwell       Secretary/Treasurer of Gymno               May 10, 2000
                         Corporation (Principal Financial
                               and Accounting Officer);
                         Director of Gymno Corporation