Form 10-Q
period 2000-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 2000-11-13
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                  September 30, 2000
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

YES                     NO                   NOT APPLICABLE           XX
    --------------         --------------                       ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1999 (audited) AND
                         SEPTEMBER 30, 2000 (unaudited)

                                     ASSETS

                                                                      Sept. 30,       December 31,
                                                                         2000             1999
                                                                     (unaudited)        (audited)
                                                                     -------------    --------------

Cash                                                                     $216,608        $1,120,295
                                                                     -------------    --------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                       5,770,419         5,282,773
  Accrued Interest on Mortgage Investments                                787,316           706,841
  Advances on Mortgage Investments                                        136,388           137,930
                                                                     -------------    --------------
                                                                        6,694,123         6,127,544
  Less allowance for doubtful accounts                                    257,655           303,249
                                                                     -------------    --------------
                                                                        6,436,468         5,824,295
                                                                     -------------    --------------

Note receivable - Redwood Mortgage Corp.                                   79,907           300,000
Real estate owned, held for sale, acquired through foreclosure            866,647           133,300
Real estate in process of acquisition, to be sold                               0           668,132
                                                                     -------------    --------------

          Total Assets                                                 $7,599,630        $8,046,022
                                                                     =============    ==============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Deferred Interest                                                            $0           $15,676
  Other                                                                    13,423                 0
                                                                     -------------    --------------
          Total Liabilities                                                13,423            15,676
                                                                     -------------    --------------



Partners' Capital:
  Limited Partners' capital, subject to redemption, (note 4D):          7,576,441         8,020,580
  General Partners' Capital:                                                9,766             9,766
                                                                     -------------    --------------
    Total Partners' capital                                             7,586,207         8,030,346
                                                                     -------------    --------------
          Total Liabilities and Partners' capital                      $7,599,630        $8,046,022
                                                                     =============    ==============





See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                       FOR THE NINE AND THREE MONTHS ENDED
                     SEPTEMBER 30, 2000 AND 1999 (unaudited)


                                                   NINE MONTHS ENDED SEPT. 30,           THREE MONTHS ENDED SEPT 30,
                                                             2000             1999                 2000             1999
                                                      ------------     ------------        -------------    -------------
Revenues:
  Interest on Mortgage Investments                       $433,489         $588,361             $140,335         $180,525
  Interest on bank deposits                                 8,261            3,497                1,641            1,494
  Late charges, prepayment penalties, and fees             24,548           19,346               11,160            7,111
  Interest on Promissory Note                              15,107                0                5,107                0
                                                      ------------     ------------        -------------    -------------
                                                          481,405          611,204              158,243          189,130
                                                      ------------     ------------        -------------    -------------

Expenses:
  Mortgage servicing fees                                  32,914           40,804               16,233            9,188
  Asset management fee                                      7,403            8,043                2,420            2,634
  Clerical costs through Redwood Mortgage Corp.            14,738           16,305                4,663            5,174
  Interest and line of credit costs                             0           14,713                    0            2,582
  Provision for doubtful accounts and losses
     on real estate acquired through foreclosure           30,941          111,762               17,978           36,312
  Professional services                                    23,612           16,867              (1,946)              761
  Other                                                     8,858           10,306                1,870            1,661
                                                      ------------     ------------        -------------    -------------
                                                          118,466          218,800               41,218           58,312
                                                      ------------     ------------        -------------    -------------

Net Income                                               $362,939         $392,404             $117,025         $130,818
                                                      ============     ============        =============    =============

Net income:  To General Partners(1%)                       $3,629           $3,924               $1,170           $1,308
             To Limited Partners (99%)                   $359,310         $388,480             $115,855         $129,510
                                                      ------------     ------------        -------------    -------------
                                                         $362,939         $392,404             $117,025         $130,818
                                                      ============     ============        =============    =============

Net income per $1,000 invested by Limited Partners for entire period:

  -where income is reinvested and
   compounded                                              $46.42           $46.21               $15.03           $15.45
                                                      ============     ============        =============    =============

  -where partner receives income
    in monthly distributions                               $45.50           $45.29               $14.96           $15.37
                                                      ============     ============        =============    =============









See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) and
              THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)

                                                                     PARTNERS' CAPITAL
                                     -----------------------------------------------------------------------------------
                                                LIMITED PARTNERS' CAPITAL
                                     -------------------------------------------------
                                       Capital                                              Capital
                                       Account          Formation                           Account
                                       Limited            Loan                              General
                                       Partners        Receivable           Total           Partners          Total
                                     -------------    --------------    --------------    -------------    -------------

Balances at December 31, 1996          10,507,101         (121,849)        10,385,252           $9,766       10,395,018

Formation Loan collections                      0            53,833            53,833                0           53,833
Net income                                523,895                 0           523,895            5,292          529,187
Early withdrawal penalties               (13,409)             8,495           (4,914)                0          (4,914)
Partners' withdrawals                 (1,536,379)                 0       (1,536,379)          (5,292)      (1,541,671)
                                     -------------    --------------    --------------    -------------    -------------

Balances at December 31, 1997          $9,481,208         ($59,521)        $9,421,687            9,766       $9,431,453

Formation Loan collections                      0            53,291            53,291                0            53,291
Net Income                                507,380                 0           507,380            5,125           512,505
Early withdrawal penalties                (9,834)             6,230           (3,604)                0           (3,604)
Partners' withdrawals                 (1,280,986)                 0       (1,280,986)          (5,125)       (1,286,111)
                                     -------------    --------------    --------------    -------------    --------------

Balances at December 31, 1998          $8,697,768                 0        $8,697,768           $9,766        $8,707,534

Net Income                                515,700                 0           515,700            5,209           520,909
Early withdrawal penalties               (10,028)                 0          (10,028)                0          (10,028)
Partners' withdrawals                 (1,182,860)                 0       (1,182,860)          (5,209)       (1,188,069)
                                     -------------    --------------    --------------    -------------    --------------

Balances at December 31, 1999          $8,020,580                 0        $8,020,580           $9,766        $8,030,346

Net Income                                359,310                 0           359,310            3,629           362,939
Early withdrawal penalties               (13,446)                 0          (13,446)                0          (13,446)
Partners' withdrawals                   (790,003)                 0         (790,003)          (3,629)         (793,632)
                                     -------------    --------------    --------------    -------------    --------------

Balances at September 30, 2000         $7,576,441                 0        $7,576,441           $9,766        $7,586,207
                                     =============    ==============    ==============    =============    ==============








See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)

                                                                     NINE MONTHS ENDED

                                                                        SEPTEMBER 30

                                                           ---------------------------------------
                                                               2000                     1999
                                                           -------------            --------------
Cash flows from operating activities:

  Net income                                                   $362,939                  $392,404
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for doubtful accounts                               30,391                   111,762
   Provision for Losses (recovery) on real estate
     held for sale                                                  550                         0
   Early withdrawal penalty credited to income                 (13,446)                   (6,698)
   (Increase) decrease in assets:
      Accrued interest & advances                              (80,605)                 (149,933)
   Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                      13,423                  (22,668)
      Deferred Interest on Mortgage Investments                (15,676)                  (20,463)
                                                           -------------            --------------

    Net cash provided by operating activities                   297,576                   304,404
                                                           -------------            --------------

Cash flows from investing activities:

  Principal collected on Mortgage Investments                 1,110,352                 1,557,392
  Mortgage Investments made                                 (1,672,861)                 (591,458)
  Additions to real estate held for sale                       (65,215)                   (2,800)
  Dispositions of real estate held for sale                           0                    64,146
  Investment in Partnership                                           0                  (14,067)
  Proceeds from Partnership                                           0                         0
  Proceeds from unsecured accounts receivable                         0                       (1)
                                                           -------------            --------------
    Net cash provided by (used in) investing activities       (627,724)                 1,013,212
                                                           -------------            --------------

Cash flows from financing activities:

 Net increase (decrease) in note payable-bank                         0                 (390,000)
 Partners withdrawals                                         (793,632)                 (853,256)
 Note receivable - Redwood Mortgage Corp.                       220,093                         0
                                                           -------------            --------------

    Net cash provided by (used in) financing activities       (573,539)               (1,243,256)
                                                           -------------            --------------

Net increase (decrease) in cash                               (903,687)                    74,360

Cash - beginning of period                                    1,120,295                   299,775
                                                           -------------            --------------

Cash - end of period                                           $216,608                  $374,135
                                                           =============            ==============






See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 - ORGANIZATION AND GENERAL

Redwood Mortgage Investors VI, (the "Partnership") is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage
Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp., (Redwood Mortgage), an affiliate of the General Partners. The offering was closed with contributed capital totaling $9,772,594.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

At September 30, 2000, December 31, 1999 and 1998, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $283,249, $283,249 and $84,736, respectively. The reduction in stated value was accomplished by increasing the allowances for doubtful accounts.

As presented in Note 10 to the financial statements as of September 30, 2000, the average mortgage investment to appraised value of security at the time the loans were consummated was 68.89%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of September 30, 2000 and December 31, 1999:

                                 September 30, 2000            December 31, 1999
                              ----------------------       ---------------------

Costs of properties                  $1,181,760                         $161,415
Reduction in value                      315,113                           28,115
                                ---------------                 ----------------

Fair value reflected
  in financial statements              $866,647                         $133,300
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

H.  Allowance for Doubtful Accounts

Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified Mortgage Investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 2000 and December 31, 1999 was as follows:

                                   September 30, 2000          December 31, 1999
                                  ---------------------      -------------------

Impaired Mortgage Investments          $237,655                         $283,249
Unspecified Mortgage Investments         20,000                           20,000
Accounts receivable, unsecured                0                                0
                                  -------------                    -------------
                                       $257,655                         $303,249
                                  =============                    =============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2000

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

A.  Mortgage Brokerage Commissions

Mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the Mortgage Investments were limited up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership. Such commissions totalled $34,164 and $46,527 for the nine months ended September 30, 2000 and for the year ended December 31, 1999, respectively.

B.  Mortgage Servicing Fees

Monthly mortgage servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $32,914, $50,150 and $70,630, were incurred for the nine months ended September 30, 2000, and the years ended December 31, 1999 and 1998, respectively.

C.  Asset Management Fee

The General Partners are authorized to receive monthly fees for managing the Partnership's Mortgage Investment portfolio and operations of up to 1/32 of 1% (3/8 of 1% annually). Management fees incurred for the nine months ended September 30, 2000 and for years ended December 31, 1999 and 1998 were $7,403, $10,626 and $6,640, respectively.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

F.  Operating Expenses

The General Partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. For the nine months ended September 30, 2000 and for the years 1999 and 1998, clerical costs totaling $14,738, $21,748 and $24,440, respectively, were reimbursed to Redwood Mortgage Corp. and are included in expenses in the Statements of Income.

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

D.  Withdrawal From Partnership

A Limited Partner had no right to withdraw from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by September 30, 2000. After that time, at the election of the Partner, capital accounts can be returned over a five year period in 20 equal quarterly installments or such longer period as is requested.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

The Partnership had a bank line of credit secured by its Mortgage Investment portfolio up to $2,000,000 at 1% over prime. The balances were $0 and $390,000 at December 31, 1999 and 1998, respectively, and the interest rate at December 31, 1999 was 9.25% (8.25% prime + 1%). The line of credit expired December 31, 1999, and was paid in full at that time.

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

NOTE 8 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                    September 30, 2000         December 31, 1999
                                    -------------------        -----------------

Net assets - Partners'
  Capital per financial statements       $7,586,207                   $8,030,346

Allowance for doubtful accounts             257,655                      303,249
                                     ----------------           ----------------
Net assets tax basis                     $7,843,862                   $8,333,595
                                     ================           ================

As of September 30, 2000 and December 31, 1999, approximately 72% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b) The Carrying Value of Mortgage Investments - (see note 2 (c)) was $5,770,419 at September 30, 2000. The fair value of these investments of $5,822,115 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage Investments are secured by recorded deeds of trust. At September 30, 2000, there were 33 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    33
Total Mortgage Investments outstanding                                $5,770,419

Average Mortgage Investment outstanding                                 $174,861
Average Mortgage Investment as percent of total                            3.03%
Average Mortgage Investment as percent of Partners' Capital                2.30%

Largest Mortgage Investment outstanding                               $1,376,117
Largest Mortgage Investment as percent of total                           23.85%
Largest Mortgage Investment as percent of Partners' Capital               18.14%

Number of counties where security is located (all California)                  9
Largest percentage of Mortgage Investments in one county                  33.11%
Average Mortgage Investment to appraised value of security
     at time Mortgage Investment was consummated                          68.89%
Number of Mortgage Investments in foreclosure                                  1

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

The following categories of Mortgage Investments are pertinent at September 30, 2000 and December 31, 1999:

                                           September 30,            December 31,
                                               2000                     1999
                                         ------------------       --------------
First Trust Deeds                            4,273,886                 3,810,670
Second Trust Deeds                           1,473,027                 1,273,693
Third Trust Deeds                               23,506                   198,410
                                         ------------------       --------------

  Total Mortgage Investments                 5,770,419                 5,282,773
Prior liens due other lenders                6,876,069                 6,705,986
                                         ------------------       --------------
  Total debt                               $12,646,488               $11,988,759
                                         ==================       ==============

Appraised property value
   at time of loan                         $18,358,049               $18,027,960
                                         ==================       ==============

Total investments as a
   percent of appraisals                        68.89%                    66.50%
                                         ==================       ==============

Investments by Type of Property

Owner occupied homes                           646,841                   264,673
Non-Owner occupied homes                       571,976                   403,809
Apartments                                     578,998                   730,934
Commercial                                   3,972,604                 3,883,357
                                         ------------------       --------------
                                            $5,770,419                $5,282,773
                                         ==================       ==============

                          REDWOOD MORTGAGE INVESTORS VI

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

Scheduled maturity dates of Mortgage Investments as of September 30, 2000 are as follows:

                         Year Ending
                         December 31,

                      -------------------

                             2000                                     $3,058,261
                             2001                                      1,076,858
                             2002                                        779,285
                             2003                                        504,015
                             2004                                         37,429
                          Thereafter                                     314,571
                                                               -----------------
                                                                      $5,770,419
                                                               =================

The scheduled maturities for 2000 include $3,058,261 in Mortgage Investments which are past maturity at September 30, 2000.

Seven Mortgage Investments with principal outstanding of $2,367,097 had interest payments overdue in excess of 90 days.

The cash balance at September 30, 2000 of $216,608 were in two banks with interest bearing balances totalling $203,314. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $103,116. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are generally placed in new Mortgage Investments.

Management's Discussion and Analysis of Financial Condition and Results of Operations

On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totalled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On September 30, 2000, the Partnership's net capital totalled $7,586,207.

The Partnership began funding Mortgage Investments in October 1987. The Partnership's Mortgage Investments outstanding for the years ended December 31, 1998, 1999 and for the nine months ended September 30, 2000, were $7,969,735, $5,282,773 and $5,770,419, respectively. The decrease in Mortgage Investments outstanding from December 31, 1998 to September 30, 2000, was due primarily to the Partnership utilizing Mortgage Investment payoffs to meet Limited Partner capital liquidations, line of credit pay-down, uninvested cash in Mortgage Investments and an increase in Real Estate Owned or in process. During the years 1998, 1999 and nine months through September 30, 2000, Mortgage Investment principal collections exceeded Limited Partner liquidations.

Since the Fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. New Mortgage Investments will be originated at these higher interest rates which could increase the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2000 over the next 12 months. As of September 30, 2000 the Partnership's Real Estate Owned account balance was $866,647. The increase was due to acquisition of a property through foreclosure. This account had a balance of $1,017,460 and $169,922, as of December 31, 1997 and 1998, respectively. The General Partners anticipate that the annualized yield for the forthcoming year 2000, will be similar to the current year's performance level.

Previously the Partnership had a line of credit with a commercial bank which was secured by its Mortgage Investment portfolio. The outstanding balance of the bank line of credit was $390,000 and $0 for the years ended December 1998 and 1999. For the years ended December 31, 1999 and 1998, interest on Note Payable-Bank was $14,714 and $43,170, respectively. The primary reason for this decrease was that the Partnership had a lower overall credit facility utilization from 1998 to December 31, 1999. During 1999 the Partnership's borrowing ranged between $0 and $410,000, at an interest rate of Prime plus one percent. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the Mortgage Investments made by the Partnership usually bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. On December 31, 1999 the Partnership closed its line of credit with the existing bank. As of December 31, 1999, all accrued interest and the line of credit balances were paid in full.

The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty- three years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of September 30, 2000, there was one property in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and Partner liquidation requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, REO expenses, sales activities, and borrower's payment records and other data relating to the Mortgage Investment portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Mortgage Investment loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $180,054, $437,558 and $30,941 as provision for doubtful accounts for the years ended December 31, 1998, December 31, 1999 and nine months ended September 30, 2000, respectively. The decrease in the provision in 1998 reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. The increase in allowance for 1999 is to build up reserve for any potential loss in the future. The
Partnership acquired a piece of Real Estate through foreclosure in 2000. In anticipation of this event, the Partnership carried $668,132 in its balance sheet as Real Estate Owned in Process as of December 31, 1999.

Extracts from recent publications regarding California's economy, population, employment and real estate said:

"In the next 10 years we (California) will again add approximately 5 million people, but with far less building activity. In the decade after that we will add another 7 million people with a similar pace of building activity. This mismatch between demand and supply will not only manifest itself in home appreciation, but also crowding in existing housing - something one now experiences not only in old city quarters like Europe and Asia but increasingly now in places like Manhattan and San Francisco...California's unemployment rate, currently at 5 percent will hold steady at this level for the next 12 months whereas the U.S. unemployment rate rises from 4.1% this year to 4.4% next year." (Source: UCLA Anderson Forecast, September, 2000)

"- Only 31 percent of Californians can afford to buy a median-priced home, the California Association of Realtors said yesterday.

That figure, calculated for September, compared to a 53 percent affordability rating nationwide and was down from the same period a year ago, when 36 percent of state residents could afford to buy a home.

The  median   price of a  single-family  home  in September was   $248,020,  the
Association reported last month." (Source:  Redwood City Daily News, November 3,
2000)

"Interest Rates - a really toss up - if the economy does indeed continue to slow the Feds will keep a "steady as we go" course but if they sense a heating up they will inch up rates again.

Of course, for all of us in the Bay Area we will be focused on the high tech industries and real estate. As with most emerging industries some of the high tech players will survive and do very well - think Cisco, Sun, Oracle, Intel, Exodus, America OnLine/Time Warner and others with a dream and no business plan will fall out. As for real estate we have seen gains of from 35-105 percent over the last few years. Next year appreciation will slow down to more historical valuations but the demand will still be strong. The key for sellers will be to price their homes "properly" (don't live in the market of six months ago - today's market has slowed down somewhat and is different). The key for buyers is to accept that the demand is still strong and that prices are not "out of line"
- people said that 2 years ago, 1 year ago, six months ago.

Perhaps  in America  we  find   ourselves  after 10  years "on hold" - a time to
take stock and smell the roses we have bloomed. And that's not all bad. (Source:
The Independent published by Redwood City Almanac, October 28, 2000)

To the Partnership, low unemployment, an increasing population, home appreciation, and relatively stable interest rates all bode well for the California and San Francisco Bay Area real estate markets, our underlying mortgage loan collateral.

The Partnership's interest in land located in East Palo Alto, CA was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $46,609, $20,377 and $ 0, for the nine months ended September 30, 2000, and for the years ended December 31, 1999 and 1998, respectively, has been invested with that of two other Partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property.

This pesticide contamination appears to be the result of agricultural operations by prior owners. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1998 and 1999, and for the nine months through September 30, 2000, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $235,837, $217,526 and $137,977, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1998, December 31, 1999 and for nine months through September 30, 2000 to Limited Partners' capital accounts and not withdrawn, was $271,543, $298,174, and $221,333, respectively. As of December 31, 1998, December 31, 1999 and September 30, 2000, Limited Partners electing to withdraw earnings represented 43%, 42% and 42% respectively, of the Limited Partners outstanding capital accounts.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1998, December 31, 1999 and nine months through September 30, 2000, $122,069, $128,295 and $164,308 respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1998, December 31, 1999 and September 30, 2000 respectively, and is expected by the General Partners to commonly occur at these levels.

Additionally, for the years ended December 31, 1998, December 31, 1999 and the nine months through September 30, 2000, $938,040, $847,067 and $501,164 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

Actual liquidation of both capital and earnings from year five (1992) through year twelve (1999), and for nine months through September 30, 2000 is shown hereunder:

                                    Years ended December 31,
                                 1992               1993              1994                1995               1996
                         -------------     --------------     -------------      --------------    ---------------
Earnings                     $323,037            377,712           303,014             303,098            294,678
Capital                     *$232,370           *528,737          *729,449            *892,953         *1,183,099
                         -------------     --------------     -------------      --------------    ---------------
Total                        $555,407           $906,449        $1,032,463          $1,196,051         $1,477,777
                         =============     ==============     =============      ==============    ===============


                                                                                9 months through
                                 1997              1998               1999      September 30, 2000
                        --------------     -------------      -------------     ----------------------
Earnings                      257,670           235,837            217,526                   $137,977
Capital                    *1,297,410        *1,060,109           *975,362                   *665,472
                        --------------     -------------      -------------     ----------------------
Total                      $1,555,080        $1,295,946         $1,192,888                   $803,449
                        ==============     =============      =============     ======================

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

       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

         The Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties. A more complete description of management compensation is found in the Prospectus, pages 11-12, under the section "Compensation of the General Partners and the Affiliates," which is incorporated by reference. Such compensation is summarized below.

         The following compensation has been paid to the General Partners and their affiliates for services rendered during the nine months ended September 30, 2000. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving         Description of Compensation                      Amount
Compensation              and Services Rendered
--------------------------------------------------------------------------------
I.

Redwood Mortgage         Mortgage Servicing Fee for
Corp.                    servicing Mortgage Investments                  $32,914

General Partners
&/or Affiliates          Asset Management Fee
                         for managing assets                              $7,403

General Partners         1% interest in profits                           $3,629


     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage         Mortgage Brokerage Commissions for services
Corp.                    in connection with the review, selection,
                         evaluation, negotiation, and extension of the
                         Mortgage Investments paid by the borrowers
                         and not by the Partnership                      $34,164

Redwood Mortgage         Processing and Escrow Fees for services in
Corp.                    connection with notary, document preparation,
                         credit investigation, and escrow fees payable by
                         the borrowers and not by the Partnership         $2,042

Gymno Corp. Inc.         Reconveyance Fee                                  $ 413





     III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME. . . . . . . . . . . . . . . . . . . .  . . . . . . .$14,738

As of September 30, 2000, a summary of the Partnership's Mortgage Investment portfolio is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                         $4,273,885.75
Appraised Value of Properties                              6,235,507.00
   Total Investment as a % of Appraised Value                    68.54%

First Trust Deeds                                         $4,273,885.75
Second Trust Deed Mortgage Investments                     1,473,027.10
Third Trust Deed Mortgage Investments                         23,506.57
                                                    --------------------
                                                           5,770,419.42

First Trust Deeds due other Lenders                        6,803,671.00
Second Trust Deeds due other Lenders                          72,398.00
                                                    --------------------

Total Debt                                               $12,646,488.42

   Appraised Property Value                              $18,358,049.00
   Total Investments as a % of Appraised Value                   68.89%

Number of Mortgage Investments Outstanding                           33

Average Investment                                           174,861.19
Average Investment as a % of Net Assets                           2.30%
Largest Investment Outstanding                             1,376,117.03
Largest Investment as a % of Net Assets                          18.14%

Mortgage Investments  as a Percentage of Total Mortgage Investments

First Trust Deeds                                                74.06%
Second Trust Deeds                                               25.53%
Third Trust Deeds                                                 0.41%
                                                  ----------------------
                                                                100.00%

Total

Mortgage Investments by Type of           Amount                Percent
Property:

Owner Occupied Homes                      $646,841.10            11.21%
Non-Owner Occupied Homes                   571,976.51             9.91%
Apartments                                 578,998.20            10.03%
Commercial                               3,972,603.61            68.85%
                                      ----------------      ------------
Total                                   $5,770,419.42           100.00%

The following is a distribution of Mortgage Investments outstanding as of September 30, 2000 by Counties.

Santa Clara                $1,910,698.49            33.11%
Alameda                     1,204,226.67            20.87%
San Mateo                     945,634.71            16.39%
Placer                        527,801.34             9.15%
Sacramento                    515,827.63             8.94%
San Francisco                 345,037.50             5.98%
Stanislaus                    197,333.47             3.42%
Shasta                         79,684.44             1.38%
Sonoma                         44,175.17             0.76%
                      -------------------      ------------
Total                      $5,770,419.42           100.00%




Statement of Condition of Mortgage Investments:

         Number of Mortgage Investments in Foreclosure                 1

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

                               Not Applicable

         Item 5.           Other Information

                               Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                               (a)  Exhibits
                                    Not Applicable

                               (b)  Form 8-K

                                    The  registrant has not filed any reports on
                                    Form  8-K  during  the  three-month   period
                                    ending September 30, 2000.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 9th day of November, 2000.

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

          By:     /S/ D. Russell Burwell

                  ---------------------------------------------
                  D. Russell Burwell, President

          By:     /S/ Michael R. Burwell

                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 9th day of November, 2000.

Signa                              Title                                Date

/S/ D. Russell Burwell

-----------------------------
D. Russell Burwell             General Partner                  November 9, 2000


/S/ Michael R. Burwell

-----------------------------
Michael R. Burwell             General Partner                  November 9, 2000



/S/ D. Russell Burwell

-----------------------------
D. Russell Burwell       President of Gymno Corporation,        November 9, 2000
                         (Principal Executive Officer);
                         Director of Gymno Corporation


/S/ Michael R. Burwell

-----------------------------
Michael R. Burwell       Secretary/Treasurer of Gymno           November 9, 2000
                         Corporation (Principal Financial
                              and Accounting Officer);
                         Director of Gymno Corporation