Form 10-K
period 2000-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 2001-03-28
CIK 811592

REDWOOD MORTGAGE INVESTORS VI
                       (a California Limited Partnership)
                               Index to Form 10-K
                                December 31, 2000

                                     Part I

                                                                        Page No.
Item 1 - Business                                                             3
Item 2 - Properties                                                         4-5
Item 3 - Legal Proceedings                                                    6
Item 4 - Submission of Matters to a Vote of Security Holders (Partners)       6

                                     Part II

Item 5 - Market for the Registrant's "Limited" Partnership Units"and
              Related Unitholder Matters                                      6
Item 6 - Selected Financial Data                                            7-8
Item 7 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9-13
Item 8 - Financial Statements and Supplementary Data                      13-32
Item 9 - Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            33

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                 33
Item 11 - Executive Compensation                                             34
Item 12 - Security Ownership of Certain Beneficial Owners and Management     35
Item 13 - Certain Relationships and Related Transactions                     35

                                     Part IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports
          of Form 8-K                                                     35-36

Signatures                                                                   37

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
  1934 For the year ended December 31, 2000 Commission File number 33-12519
-------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VI
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                            94-3031211
-------------------------------------------------------------------------------
  State or other jurisdiction of                (I.R.S. Employer Identification)
   incorporation or organization)

 650 El Camino Real #G, Redwood City, CA                                94063
-------------------------------------------------------------------------------
(address of principal executive offices)                             (zip code)

Registrant's telephone number including area code                (650) 365-5341
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:               None

   Title of each class                Name of each exchange on which registered
-------------------------------------------------------------------------------
         None                                                  None
-------------------------------------------------------------------------------

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

YES             XX                                   NO
      -------------------                                     -----------------

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

                                     Part I
Item 1 - Business

Redwood Mortgage Investors VI is a California limited partnership (the "Partnership"). D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation, are the General Partners. The address of the General Partners is 650 El Camino Real, Suite G, Redwood City, California 94063. The Partnership's primary purpose is to invest its capital in first and second deeds of trust secured by Northern California properties. Loans are arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. The Partnership's objectives are to make Investments which will: (i) provide the maximum possible cash returns which Limited Partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have earnings credited to their capital accounts and used to invest in Partnership activities; and (ii) preserve and protect the Partnership's capital. The Partnership's general business is more fully described under the section entitled "Investment Objectives and Criteria", pages 23-26 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated by reference.

The Partnership was formed in September, 1987, with an approved 120,000 Units of $100 each ($12,000,000). The Units were offered on a "best efforts" basis through broker/dealer member firms of the National Association of Securities Dealers, Inc. It immediately began issuing Units and began investing in loans in October, 1987. The offering terminated in September, 1989, and as of that date 97,725.94 Units were sold realizing proceeds of $9,772,594. At December 31, 2000, the Partnership had a balance of loans totaling $5,570,576 with interest rates thereon ranging from 6.00% to 14.75%.

Currently First Trust Deeds comprise 72.01% of the total amount of Loan portfolio. Second Mortgage Trust Deeds comprise 24.87% of Loan portfolio and Third Mortgage Trust Deeds have 3.12% of the Loan portfolio. Owner-occupied homes, combined with non-owner occupied homes, total 25.62% of the loans. Loans to apartments make up 10.33% of the total loans portfolio. Commercial Loan origination increased from last year, now comprising 64.05% of the portfolio, although this is a decrease of 9.46% from 1999. The past year brought many outstanding low loan to value lending opportunities in the commercial segment of the market. The major concentration of loans, comprising 74.09% of the total loans, are in four counties of the San Francisco Bay Area. The County of Sacramento makes up 9.22% of the Loan portfolio. The balance, as stated on page five of this report, are primarily in Northern California. Currently Loan size is averaging $179,696 per Loan. Some of the loans are fractionalized between affiliated Partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 31.07%. A 40% equity average on loan origination is generally considered very conservative.
Generally, the more equity, the more protection for the lender. The Partnership's Loan portfolio had only two properties in foreclosure as of the end of December 2000, which represents only 6.37% of the Partnership's loan portfolio. One of the borrowers came out of the foreclosure in January 2001, and the other is making payments on a "best effort basis."

Item 2 - Properties

As of December 31, 2000, a summary of the Partnership's Loan portfolio is set forth below.

Loans as a Percentage of Total loans

First Trust Deeds                                    $4,011,117.15
Appraised Value of Properties                         5,760,587.40
   Total Investment as a % of Appraisal                     69.63%
First Trust Deeds                                     4,011,117.15
Second Trust Deed Loans                               1,385,496.46
Third Trust Deed Loans                                  173,962.77

Priority Positions:
   First Trust Deeds due other Lenders                8,145,079.00
   Second Trust Deeds due other Lenders                 322,398.00

Total Debt                                           14,038,053.38

   Appraised Property Value                          20,364,599.40
   Total Investments as a % of Appraisal                    68.93%


Number of Loans Outstanding                                     31


Average Investment                                      179,696.01
Average Investment as a % of Net Assets                      2.42%
Largest Investment Outstanding                        1,376,117.03
Largest Investment as a % of Net Assets                     18.54%


Loans as a Percentage of Total Loans

First Trust Deeds                                           72.01%
Second Trust Deeds                                          24.87%
Third Trust Deeds                                            3.12%
                                                      ------------
Total                                                      100.00%

Loans by Type of Property              Amount              Percent

Owner Occupied Homes                   $755,013.69          13.55%
Non-Owner Occupied Homes                672,518.08          12.07%
Apartments                              575,407.08          10.33%
Commercial                            3,567,637.53          64.05%
                                  -----------------     -----------
Total                                $5,570,576.38         100.00%

The following is a distribution of loans outstanding as of December 31, 2000 by Counties.

Santa Clara                $2,158,426.24            38.75%
Alameda                     1,049,222.87            18.84%
Placer                        628,475.37            11.28%
San Mateo                     581,639.55            10.44%
Sacramento                    513,781.57             9.22%
San Francisco                 337,672.18             6.06%
Stanislaus                    177,777.78             3.19%
Shasta                         79,538.11             1.43%
Sonoma                         44,042.71             0.79%
                      -------------------      ------------
Total                      $5,570,576.38           100.00%
                      ===================      ============


Statement of Condition of loans:

         Number of Loans in Foreclosure                        2

Scheduled maturity dates of loans as of December 31, 2000 are as follows:

                         Year Ending
                         December 31,

                             2001                           $3,836,158
                             2002                              592,929
                             2003                              643,704
                             2004                               33,512
                             2005                              161,357
                          Thereafter                           302,916
                                                        ---------------
                                                            $5,570,576
                                                        ===============

The scheduled maturities for 2001 include $2,623,679 in loans which are past maturity at December 31, 2000. $1,990,813 of those loans were categorized as delinquent over 90 days.

Five loans with principal outstanding of $2,168,651 had interest payments overdue in excess of 90 days.

Item 3 - Legal Proceedings

In the normal course of business, the Partnership may become involved in various types of legal proceedings such as assignments of rents, bankruptcy proceedings, appointments of receivers, unlawful detainers, judicial foreclosures, etc., to enforce the provisions of the deeds. The Partnership is a defendant along with numerous defendants, including a developer, contractor, and other lenders, in a lawsuit involving the Partnership's attempt to recover its investment in real estate acquired through foreclosure. Management anticipates that the ultimate outcome of these legal matters will not have a material adverse effect on the net assets of the Partnership in light of the Partnership's allowance for doubtful accounts.

Item 4 - Submission of Matters to a Vote of Security Holders (Partners).

No matters have been submitted to a vote of the Partnership.

                                     Part II

Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters.

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

As of December 31, 2000, there were 572 holders of record of the Partnership's Units. An increase of 7 from 1999.

Item 6 - Selected Financial Data

         Redwood Mortgage Investors VI began operations in October 1987. Its financial condition and results of operation for five years to December 31, 2000 were:
                                 Balance Sheets
                                     Assets

                                                                                   December 31,
       ----------------------------------------------------------------------------------------------------------------------------

                                                       2000             1999              1998               1997              1996
                                               -------------    -------------     -------------    ---------------    --------------
Cash                                               $354,860       $1,120,295          $299,775           $331,143          $180,597
                                               -------------    -------------     -------------    ---------------    --------------
Accounts receivable:
  Loans, secured by deeds of trust                5,570,576        5,282,773         7,969,735          8,104,984         9,313,924
  Accrued interest on loans                         664,292          706,841           717,719            617,456           405,783
  Advances on loans                                 133,647          137,930           162,083            127,519           108,019
  Accounts receivables, unsecured                    82,362                0            23,775            161,414           251,531
                                               -------------    -------------     -------------    ---------------    --------------
                                                 $6,450,877       $6,127,544        $8,873,312         $9,011,373       $10,079,257
Less allowance for doubtful accounts                261,452          303,249           202,344             28,614           252,850
                                               -------------    -------------     -------------    ---------------    --------------
                                                 $6,189,425       $5,824,295        $8,670,968         $8,982,759        $9,826,407
                                               -------------    -------------     -------------    ---------------    --------------

Investment in Partnership                                 0                0                 0            708,141           496,040
Note receivable- Redwood
     Mortgage Corp.                                $125,000         $300,000                 0                  0                 0
Real estate owned (REO), held for sale,
    acquired through Foreclosure                    767,583          133,300           169,922            309,319         1,441,007
    REO in process                                        0          668,132                 0                  0                 0
                                               -------------    -------------    -------------     -------------    ---------------
                                                 $7,436,868       $8,046,022        $9,140,665        $10,331,362       $11,944,051
                                               =============    =============     =============    ===============    ==============


                        Liabilities and Partners' Capital
Liabilities:
  Notes payable - bank line of credit                    $0               $0          $390,000           $899,011        $1,530,511
 Accounts payable                                    13,068                0            22,668                898            18,522
  Deferred interest on loans                              0           15,676            20,463                  0                 0
                                               -------------    -------------     -------------    ---------------    --------------
          Total Liabilities                          13,068           15,676           433,131            899,909         1,549,033
                                               -------------    -------------     -------------    ---------------    --------------
Partners' capital:
  Limited partners' capital, subject
      to redemption                               7,414,034        8,020,580         8,697,768          9,421,687        10,385,252
     General partners' capital                        9,766            9,766             9,766              9,766             9,766
                                               -------------    -------------     -------------    ---------------    --------------
      Total partners' capital                     7,423,800        8,030,346         8,707,534          9,431,453        10,395,018
                                               -------------    -------------     -------------    ---------------    --------------
      Total liabilities and partners' capital    $7,436,868       $8,046,022        $9,140,665        $10,331,362       $11,944,051
                                               =============    =============     =============    ===============    ==============

                              Statements of Income

                                                          2000              1999           1998               1997             1996
                                                    -----------    --------------    -----------     --------------    -------------
Gross revenue                                         $785,209        $1,086,317       $871,861         $1,036,596       $1,167,859
Expenses                                               307,280           565,408        359,356            507,409          579,697
                                                    -----------    --------------    -----------     --------------    -------------
Net income                                             477,929           520,909        512,505            529,187          588,162
                                                    ===========    ==============    ===========     ==============    =============
Net income: to general partners (1%)                    $4,779            $5,209         $5,125             $5,292           $5,882
                     to limited partners (99%)         473,150           515,700        507,380            523,895          582,280
                                                    -----------    --------------    -----------     --------------    -------------
                                                      $477,929          $520,909       $512,505           $529,187         $588,162
                                                    ===========    ==============    ===========     ==============    =============

Net Income per $1,000 invested by limited partners for entire period:
  - where income is reinvested and compounded              $62               $62            $56                $53              $54
                                                    ===========    ==============    ===========     ==============    =============
  -where partner receives income in monthly
     distributions                                        $60                $61            $55                $52              $52
                                                    ===========    ==============    ===========     ==============    =============


In 1997 the annualized yield was 5.29%, in 1998 the annualized yield was 5.63%, in 1999 the annualized yield was 6.24%, and in 2000 the annualized yield was 6.22%. The annualized yield since inception through December 31, 2000, was 7.28%.

     Item 7 - Management's  Discussion  and Analysis of
              Financial Condition and Results of Operations

On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On December 31, 2000, the Partnership's net capital totaled $7,423,800.

The Partnership began funding loans in October 1987. The Partnership's loans outstanding for the years ended December 31, 1998, 1999 and 2000 were
$7,969,735, $5,282,773 and $5,570,576, respectively. The decrease in loans outstanding from December 31, 1998 to December 31, 2000, was due primarily to the Partnership utilizing Loan payoffs to meet Limited Partner capital liquidations, line of credit pay-down, uninvested cash in loans and an increase in Real Estate Owned or in process. During the years 1998, 1999 and 2000, Loan principal collections exceeded Limited Partner liquidations.

Since the fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, in 2001 the Federal Reserve has reversed its policy towards higher rates and is lowering its core interest rates. This will have the effect of lowering interest rates in the marketplace. New loans will be originated at then existing interest rates. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2001 over the next 12 months. Based upon the rates payable in connection with the existing loans, the current and anticipated interest rates to be charged by the Partnership and the General Partners' experience, the General Partners anticipate that the annualized yield will range between six and six and one half percent (6.00% - 6.50%). As of December 31, 2000 the Partnership's Real Estate Owned account balance was $767,583. This account had a balance of $1,017,460, $169,922 and $133,300 as of December 31, 1997, 1998, and 1999, respectively. The increase was due to acquisition of a commercial property through foreclosure recorded as REO in process in December 1999. The General Partners anticipate that the annualized yield for the forthcoming year 2001, will be similar to the current year's performance level.

Previously the Partnership had a line of credit with a commercial bank which was secured by its Loan portfolio. The outstanding balance of the bank line of credit was $390,000, $0 and $0 for the years ended December 1998, 1999 and 2000. For the years ended December 31, 2000, 1999 and 1998, interest on Note Payable-Bank was $0, $14,714 and $43,170, respectively. The primary reason for this decrease was that the Partnership had a lower overall credit facility utilization from 1998 to December 31, 1999. During 1999 the Partnership's borrowing ranged between $0 and $410,000, at an interest rate of Prime plus one percent. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not currently available and because the loans made by the Partnership usually bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. On December 31, 1999 the Partnership, on its own accord, closed its line of credit with that bank and ever since that time did not negotiate a similar credit line with any institution because the borrowing rate for most of 2000 was high and management also felt that the need for the credit line was not all that urgent.

The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty- three years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of December 31, 2000, there were two properties (representing 6.37% of the loan portfolio), in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and Partner liquidation requirements. As Loan opportunities become available, excess cash and available funds are invested in new loans.

The General Partners regularly review the Loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, REO expenses, sales activities, and borrower's payment records and other data relating to the Loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Loan loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $180,054, $437,558 and $193,427 as provision for doubtful accounts for the years ended December 31, 1998, December 31, 1999 and 2000, respectively. The decrease in the provision in 1998 reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. The increase in allowance for 1999 was to build up reserve for any potential loss in the future. The Partnership acquired a piece of Real Estate through foreclosure in 2000. In anticipation of this event, the Partnership carried $668,132 in its balance sheet as Real Estate Owned in Process as of December 31, 1999.

The much publicized California energy crises has not only affected the hi-tech, manufacturing, service and agriculture based industries, the professional and commercial businesses, transportation and utilities sectors, but every household and individual as a whole. The crisis, which means higher cost to the consumers, could adversely affect the economy, employment and the Partnership's lending in its commercial sector. On the real estate scene, The San Mateo Times February 22, 2001 issue, reported that despite the energy crisis and talk of recession, the median price of a San Mateo County home soared to near record levels in January. "The median price of a single-family home jumped 4 percent over December to $651,000, nearing the record $653,000 of last May, during the spring price-soaring frenzy. Realtors insist the hysteria of last spring causing real estate values to soar, is over and the market has plateaued. But prices are not reflecting that yet.

For example, the median price of a home in East Palo Alto jumped 25 percent in January to $736,000. This is especially shocking considering East Palo Alto's median was well under $200,000 in January 1998, with fixer-uppers in the low $100,000s. While a few high price homes can skew median home prices, it is an indication that the real estate market has not completely plateaued.

Popular three-bedroom, two-bath homes settled in between $600,000 and $800,000. Many two-bedroom, one-bath homes are selling for $500,000 and up.

Sales slowed in January, as usual, to 269 from 362 in December countywide. They were off from 315 sales in January 2000.

"There are still plenty of buyers wanting to buy, and now there are more people wanting to sell," said Denise Aquila, a real estate agent at ReMax in San Carlos. Despite the stock market's recent tanking and many dot-com failures, Aquila and other realtors see a strong market this year countywide with prices holding their own. Part of the reason for the resilience is that entry-level homes are in the $500,000 to $700,000 range countywide, and "they aren't making any more of them," Aquila said. The County's median price for January climbed 21 percent over the same period last year. Although the article focuses on single-family residences only, corresponding increase in values had similar impact on commercial, industrial and apartment buildings in general.

To the Partnership, these sales statistics indicate a strong real estate market that is beginning to slow down from the rapid appreciation that has occurred over the last 3 years. The real estate market appears to be coming more into balance with similar numbers of buyers and sellers which will allow buyers more opportunity to negotiate and be selective in their real estate purchases.

The California energy crisis is a longer-term problem which the Partnership cannot affect. Creative and pragmatic solutions will need to be developed by Industry and Government so as not to stifle the business growth in California. The crises which means higher cost to the consumers in the near term could adversely affect the economy, employment and the Partnership's lending in its residential and commercial loans by lowering real estate values.

Bank discount rate fell from 6.00% in May 2000 to 4.50% in March 2001. The price hike in real estate properties means more equity to the homeowners, which increases equity on the existing portfolio. Lower interest rates mean cutting the cost of capital, improving profit margins and encouraging expansion. It also helps to induce consumer spending, sparking home sales and mortgage refinancing. This all translates into more loan activity, which, of course, is healthy for the Partnership's lending activity.

The Partnership's interest in land located in East Palo Alto, CA was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $80,142, $20,377 and $ 0, for the years ended December 31, 2000, 1999 and 1998, respectively, has been invested with that of two other Partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property.

This pesticide contamination appears to be the result of agricultural operations by prior owners. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1998, 1999 and 2000, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $235,837, $217,526 and $192,356, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1998, December 31, 1999 and December 31, 2000 to Limited Partners' capital accounts and not withdrawn, was $271,543, $298,174, and $280,794, respectively. As of December 31, 1998, December 31, 1999 and December 31, 2000, Limited Partners electing to withdraw earnings represented 43%, 42% and 41% respectively, of the Limited Partners outstanding capital accounts.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1998, December 31, 1999 and December 31, 2000, $122,069, $128,295 and $200,417 respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1998, December 31, 1999 and December 31, 2000 respectively, and is expected by the General Partners to commonly occur at these levels.

Additionally, for the years ended December 31, 1998, December 31, 1999 and December 31, 2000, $938,040, $847,067 and $686,923 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

Actual liquidation of both capital and earnings from year five (1992) through year twelve (2000) is shown hereunder, which confirms the General Partners theory on the liquidation habits of the Limited Partners:

                                    Years ended December 31,

                                 1992             1993               1994               1995             1996
                         -------------    -------------      -------------      -------------    -------------
Earnings                     $323,037          377,712            303,014            303,098          294,678
Capital                      *232,370         *528,737           *729,449           *892,953       *1,183,099
                         -------------    -------------      -------------      -------------    -------------
Total                        $555,407         $906,449         $1,032,463         $1,196,051       $1,477,777
                         =============    =============      =============      =============    =============

                                 1997             1998               1999               2000
                        --------------    -------------      -------------     --------------
Earnings                      257,670          235,837            217,526            192,356
Capital                    *1,297,410       *1,060,109           *975,362           *887,340
                        --------------    -------------      -------------     --------------
Total                      $1,555,080       $1,295,946         $1,192,888         $1,079,696
                        ==============    =============      =============     ==============

*These amounts represent gross of early withdrawal penalties.

The Year 2000 was considered by most to be a challenge for the entire world with respect to the conversion of existing computerized operations. The Partnership relied on Redwood Mortgage Corp., third parties and various software vendors for its hardware and software needs. Since year 2000 has come and gone, we have not experienced any computer hardware breakdowns. We assumed that our testing and upgrading of computer hardware prior to year 2000 identified all hardware areas of concern. Computer software programs are all operational with only minor problems being experienced with some programs. These problems were being addressed by the appropriate software vendors or software programmers. All annual computerized functions have been run, and testing of the operations has taken place.

The costs of updating our computer systems were substantially borne by the non-affiliated software vendors and the in house system conversion costs to the partnership were marginal.

Year 2000 issues do not appear to have affected, in any significant manner, any industries or businesses in the marketplace in which the Partnership places its loans. We believe that year 2000 issues were a non-event and will have little, if any, future effect on the Partnership, its affiliates or the people and businesses with which it associates.

With this report we hereby conclude our discussion on the Y2K issue.

After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership has decided to retire effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. Collectively, the various Redwood Mortgage Investors Partnerships (I-VIII) have grown from an idea to over $110,000,000 in assets and produced excellent results for the Limited Partners. Under Russ' stewardship Redwood Mortgage Investor's VI originally raised $9,772,594 in Limited Partner Capital contributions and at December 31, 2000 had $7,414,034 in remaining Limited Partner Capital.

Over  the  last  few  years,   Russ  has  been  passing  along  his  duties  and
responsibilities to the remaining General Partners. The remaining General Partners are Mr. Michael Burwell and Gymno Corporation, a California Corporation. Mr. Michael Burwell has been a General Partner of Redwood Mortgage Investors VI since its inception and has been employed by Redwood Mortgage Corp, an affiliate of the Partnership, since 1979. The Partnership through the remaining General Partners and the employees of its affiliate Redwood Mortgage Corp., is well prepared for Russ's departure and looks forward to emulating the steady consistent returns that the Limited Partners have enjoyed during Russ' tenure.

Mr. D. Russell  Burwell is  providing  this notification  pursuant to  Article 8
Section 8.02 of the Limited Partnership Agreement. The remaining General Partners have elected to continue the business of the Partnership as described in Article 9 Section 9.01(d) of the Limited Partnership Agreement.

The General Partners have determined that for purposes of establishing a value for reporting purposes, including brokerage and trustee account statements, the estimated value of the limited partnership interests on a per unit basis is equal to the capital account balance of each investor in the Partnership. Each investor's capital account balance is set forth periodically on the Partnership account statement provided to investors. The amount of Partnership earnings each investor is entitled to receive is determined by the ratio that each investor's capital account bears to the total amount of all investor capital accounts then outstanding. The capital account balance of each investor should be included on any NASD member client account statement in providing a per unit estimated value of the client's investment in the Partnership in accordance with NASD Rule 2340.

While the General Partners have set an estimated value for the Partnership units, such determination may not be representative of the ultimate price realized by an Investor for such units upon sale. No public trading market exists for the Partnership's units and none is likely to develop. Thus, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership which may include early withdrawal penalties (See the section of the Prospectus entitled "Risk Factors - Purchase of Units is a long term investment").

Item 8 - Financial Statements and Supplementary Data

Redwood Mortgage Investors VI, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A- Financial Statements

o       Independent Auditors' Report
o       Balance  Sheets - December  31, 2000,  and  December 31, 1999
o       Statements  of Income for the three years ended December 31, 2000
o Statements of Changes in Partners' Capital for the three years ended December 31, 2000
o       Statements of Cash Flows for the three years ended December 31, 2000
o       Notes to Financial Statements

B. - Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Investors VI are included in Item 8.

o        Schedule II     Valuation and Qualifying Accounts
o        Schedule IV     Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                         (with Auditors' Report Thereon)

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1855 Olympic Boulevard, Suite 225
                             Walnut Creek, CA 94596
                                 (925) 939-8500



                          INDEPENDENT AUDITORS' REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VI
REDWOOD CITY, CALIFORNIA

We have audited the accompanying balance sheet of REDWOOD MORTGAGE INVESTORS VI (A California Limited Partnership) and the related statements of income, changes in partners' capital and cash flows as of and for the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 1999 and the two years then ended, were audited by other auditors whose report dated March 15, 2000 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VI as of December 31, 2000, and the results of its operations and cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                            /s/ ARMANINO McKENNA LLP






Walnut Creek, California
March 23, 2001

                        Caporicci, Cropper & Larson, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                           1575 Treat Blvd, Suite 208
                             Walnut Creek, CA 94596
                                 (925) 932-3860



                          INDEPENDENT AUDITORS' REPORT


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


                              /s/ A. Bruce Cropper
                       Caporicci, Cropper & Larson, LLP











Walnut Creek, California
March 15, 2000

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                       2000                 1999
                                             --------------       --------------
Cash                                               $354,860           $1,120,295
                                             --------------       --------------
Accounts receivable:
  Loans, secured by deeds of trust                5,570,576            5,282,773
  Accrued interest on loans                         664,292              706,841
  Advances on loans                                 133,647              137,930
  Accounts receivables, unsecured                    82,362                    0
                                             --------------       --------------
                                                  6,450,877            6,127,544
  Less allowance for doubtful accounts              261,452              303,249
                                             --------------       --------------
                                                  6,189,425            5,824,295
                                             --------------       --------------
Note receivable - Redwood Mortgage Corp.            125,000              300,000
Real estate owned, held for sale                    767,583              133,300
Real estate in process of acquisition,
   to be sold                                             0              668,132
                                             --------------       --------------

          Total assets                           $7,436,868           $8,046,022
                                             ==============       ==============


                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
  Accounts payable                                  $13,068                   $0
  Deferred interest                                       0               15,676
                                             --------------       --------------
         Total liabilities                           13,068               15,676
                                             --------------       --------------


Partners' capital:
  Limited partners' capital, subject
      to redemption, (note 4D):                   7,414,034            8,020,580

  General partners' capital                           9,766                9,766
                                             --------------       --------------
    Total partners' capital                       7,423,800            8,030,346
                                             --------------       --------------
          Total liabilities and
              partners' capital                  $7,436,868           $8,046,022
                                             ==============       ==============




See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                                           YEARS ENDED DECEMBER 31,

                                                              ----------------------------------------------------
                                                                  2000                1999              1998
                                                              -------------       -------------     --------------
Revenues:
  Interest on loans                                               $597,996            $743,319           $847,960
  Interest on bank deposits                                         17,021              14,086              8,487
  Interest on promissory note                                       16,091                   0                  0
  Late charges, prepayment penalties, and fees                      29,101              28,912             15,414
  Mortgage servicer subsidy                                        125,000             300,000                  0
                                                              -------------       -------------     --------------
                                                                   785,209           1,086,317            871,861
                                                              -------------       -------------     --------------
Expenses:
  Loan servicing fees                                               48,557              50,150             70,630
  Asset management fee                                               9,780              10,626              6,640
  Clerical costs through Redwood Mortgage Corp.                     19,647              21,748             24,440
  Interest and line of credit costs                                      0              14,714             43,170
  Provision for bad debt and losses
      on real estate acquired through foreclosure                  193,427             437,558            180,054
  Professional services                                             25,462              18,068             18,831
  Other                                                             10,407              12,544             15,591
                                                              -------------       -------------     --------------
                                                                   307,280             565,408            359,356
                                                              -------------       -------------     --------------
Net Income                                                        $477,929            $520,909           $512,505
                                                              =============       =============     ==============
Net income:  To General Partners (1%)                               $4,779              $5,209             $5,125
                      To Limited Partners (99%)                   $473,150            $515,700           $507,380
                                                              -------------       -------------     --------------
                                                                  $477,929            $520,909           $512,505
                                                              =============       =============     ==============

Net income per $1,000 invested by Limited Partners for entire period:
  -where income is reinvested and compounded                      $62                      $62                $53
                                                              =============       =============     ==============

  -where partner receives income in monthly distributions          $61                     $61                $52
                                                              =============       =============     ==============













See accompanying notes to financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                                     PARTNERS' CAPITAL
                                     -----------------------------------------------------------------------------------
                                                LIMITED PARTNERS' CAPITAL
                                     -------------------------------------------------
                                       Capital
                                       Account          Formation                           General
                                       Limited            Loan                              Partners
                                       Partners        Receivable           Total           Capital           Total
                                     -------------    --------------    --------------    -------------    -------------

Balances at January 1, 1998            $9,481,208         ($59,521)        $9,421,687            9,766       $9,431,453

Formation Loan collections                      0            53,291            53,291                0            53,291
Net Income                                507,380                 0           507,380            5,125           512,505
Early withdrawal penalties                (9,834)             6,230           (3,604)                0           (3,604)
Partners' withdrawals                 (1,280,986)                 0       (1,280,986)          (5,125)       (1,286,111)
                                     -------------    --------------    --------------    -------------    --------------

Balances at December 31, 1998           8,697,768                 0         8,697,768            9,766         8,707,534

Net Income                                515,700                 0           515,700            5,209           520,909
Early withdrawal penalties               (10,028)                 0          (10,028)                0          (10,028)
Partners' withdrawals                 (1,182,860)                 0       (1,182,860)          (5,209)       (1,188,069)
                                     -------------    --------------    --------------    -------------    --------------

Balances at December 31, 1999           8,020,580                 0         8,020,580            9,766         8,030,346

Net Income                                473,150                 0           473,150            4,779           477,929
Early withdrawal penalties               (16,335)                 0          (16,335)                0          (16,335)
Partners' withdrawals                 (1,063,361)                 0       (1,063,361)          (4,779)       (1,068,140)
                                     -------------    --------------    --------------    -------------    --------------

Balances at December 31, 2000          $7,414,034                 0        $7,414,034           $9,766        $7,423,800
                                     =============    ==============    ==============    =============    ==============

















See accompanying notes to financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000


                                                                        YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------
                                                               2000               1999               1998
                                                           -------------      --------------     -------------
Cash flows from operating activities:
  Net income                                                   $477,929            $520,909          $512,505
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for doubtful accounts                            34,738             442,480           268,764
      Provision for Losses (recovery) on real
            estate held for sale                                158,689             (4,922)          (88,710)
      Early withdrawal penalty credited to income              (16,335)            (10,028)           (3,604)
    Change in operating assets and liabilities:
          Accrued interest & advances                          (24,769)           (200,903)         (134,827)
          Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                  13,068            (22,668)            22,668
          Deferred interest on loans                           (15,676)             (4,787)            19,565
                                                           -------------       -------------      ------------
      Net cash provided by operating activities                 627,644             720,081           596,361
                                                           -------------      --------------     -------------
Cash flows from investing activities:
  Principal collected on loans                                2,058,681           2,859,900         1,934,071
  Loans made                                                (2,434,422)           (922,936)       (1,798,822)
  Payments to real estate held for sale                       (129,557)            (24,112)           (2,785)
  Proceeds on real estate held for sale                           5,359              65,656            85,449
  Investment in partnership                                           0                   0         (215,281)
  Proceeds from partnership                                           0                   0         1,068,865
  Proceeds from unsecured accounts receivable                         0                   0            42,605
                                                           -------------      --------------     -------------
    Net cash provided by (used in) investing activities       (499,939)           1,978,508         1,114,102
                                                           -------------      --------------     -------------
Cash flows from financing activities:
 Payments on notes                                              300,000           (390,000)         (509,011)
 Partners withdrawals                                       (1,068,140)         (1,188,069)       (1,286,111)
 Formation loan collections                                           0                   0            53,291
 Note receivable - Redwood Mortgage Corp.                     (125,000)           (300,000)                 0
                                                           -------------      --------------     -------------
    Net cash used in financing activities                     (893,140)         (1,878,069)       (1,741,831)
                                                           -------------      --------------     -------------
Net increase (decrease) in cash                               (765,435)             820,520          (31,368)
Cash - beginning of period                                    1,120,295             299,775           331,143
                                                           -------------      --------------     -------------
Cash - end of period                                           $354,860          $1,120,295          $299,775
                                                           =============      ==============     =============
Cash paid for interest                                               $0             $14,714           $43,170



See accompanying notes to financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND GENERAL

Redwood Mortgage Investors VI, (the "Partnership") is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., (Redwood Mortgage), an affiliate of the General Partners. The offering of partnership units was closed with contributed capital totaling $9,781,366.

Each month's income is distributed to partners based upon their proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan
Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds were paid by Redwood Mortgage Corp. an affiliate of the General Partners that arranges and services the loans. To finance the sales commissions, the Partnership loaned to Redwood Mortgage Corp. $623,255 (the "Formation Loan") relating to contributed capital of $9,781,366. The Formation Loan was unsecured, and was repaid without interest, over 10 years, commencing December 31, 1989. The last payment was made during 1998.

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

B. Management Estimates

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for doubtful accounts, including the valuation of impaired loans, and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

C. Loans, Secured by Deeds of Trust

The Partnership has both the intent and ability to hold the loans to maturity, i.e., held for long-term investment. They are therefore valued at cost for financial statement purposes with interest thereon being accrued by the effective interest method.

Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a Loan, with due consideration for the fair value of collateral, is less than the recorded investment and related amounts due and the impairment is considered to be other than temporary, the carrying amount of the investment
(cost) shall be reduced to the present value of future cash flows.
At December 31, 2000 and 1999, reductions in the cost of loans categorized as impaired by the Partnership totaled $159,090 and $283,249, respectively. The reduction in stated value was accomplished by increasing the allowances for doubtful accounts.

As presented in Note 10 to the financial statements as of December 31, 2000, the average loan to appraised value of security at the time the loans were consummated was 68.93%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of December 31, 2000 and 1999 not including the aforementioned Real Estate in the process of acquisition:

                                                     December 31,
                                ------------------------------------------------
                                        2000                            1999
                                ---------------                 ----------------

Costs of properties                 $1,240,579                         $161,415
Reduction in value                    (472,996)                         (28,115)
                                ---------------                 ----------------

Fair value reflected
    in financial statements            $767,583                         $133,300
                                ===============                 ================

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

H. Allowance for Doubtful Accounts

Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Loan system. A provision is made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired loans, unspecified loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 2000 and 1999 was as follows:
                                                    December 31,
                                ------------------------------------------------
                                       2000                            1999
                                ---------------                 ----------------
Impaired loans                         $159,090                         $283,249
Unspecified loans                        20,000                           20,000
Accounts receivable, unsecured           82,362                                0
                                ---------------                 ----------------
                                       $261,452                         $303,249
                                ===============                 ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2000

I. Net Income Per $1,000 Invested

Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who held their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the Limited Partners' pro rata share of Partners' Capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees which are paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

Mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the loans were limited to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership. Such commissions totaled $45,164, $46,527 and $36,700 for the years ended December 31, 2000, 1999 and 1998 respectively.

B. Mortgage Servicing Fees

Monthly mortgage servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Loan is located. Mortgage servicing fees of $48,557, $50,150, and $70,630, were incurred for years ended December 31, 2000, 1999 and 1998, respectively.

C. Asset Management Fee

The General Partners are authorized to receive monthly fees for managing the Partnership's Loan portfolio and operations of up to 1/32 of 1% (3/8 of 1% annually). Management fees of $9,780, $10,626, and $6,640 were incurred for the years 2000, 1999, and 1998, respectively.

D. Other Fees

The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. These fees are paid by the borrowers to parties related to the General Partners.

E. Income and Losses

All income and losses are credited or charged to partners in relation to their respective partnership interests. The partnership interest of the General Partners (combined) is a total of 1%.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
F. Operating Expenses

The General Partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 2000, 1999 and 1998, clerical costs totaling $19,647, $21,748, and $24,440, respectively, were reimbursed to Redwood Mortgage Corp. and are included in expenses in the Statements of Income.

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

D. Withdrawal From Partnership

A Limited Partner had no right to withdraw, without penalty, from the Partnership or to obtain the return of his capital account for at least five years after such units are purchased which in all instances had occurred by December 31, 1994. After that time, at the election of the Partner, capital accounts can be returned over a five-year period in 20 equal quarterly installments or such longer period as is requested.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

NOTE  5 - NOTE RECEIVABLE - REDWOOD MORTGAGE CORP.

Redwood Mortgage Corp., an affiliate of the General Partners which arranges and services the loans of the Partnership, has subsidized certain loan losses of the Partnership in the form of a note receivable. The note bears interest at 8% and will be paid over a three-year period to the extent that Partnership losses occur relative to certain identified properties. If the identified properties recover from their write-downs, Redwood Mortgage Corp. will be credited or reimbursed up to the amount of the note receivable.

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

The Partnership had a bank line of credit secured by its Loan portfolio up to $2,000,000 at 1% over prime during 1999 which expired December 31, 1999 and was not renewed in 2000. At December 31, 2000 and 1999, respectively, the partnership did not carry a balance.

NOTE 7 - LEGAL PROCEEDINGS

The Partnership is a defendant along with numerous other defendants, including a developer, contractor, and other lenders, in a lawsuit involving the Partnership's attempt to recover its investment in real estate acquired through foreclosure. Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 8 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:
                                                          December 31,
                                            ------------------------------------
                                                2000                     1999
                                            -----------               ----------
Net assets - Partners' Capital
      per financial statements               $7,423,800               $8,030,346

Allowance for doubtful accounts                 261,452                  303,249
                                          -------------             ------------
Net assets tax basis                         $7,685,252               $8,333,595
                                          =============             ============

In 2000 and 1999, approximately 73% and 72%, respectively, of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a) Cash and cash  equivalents  - The  carrying  amount  equals fair value.  All
amounts,   including   interest-bearing   accounts   are  subject  to  immediate
withdrawal.

(b) Loans - (see note 2 (c)) carrying value were $5,570,576 at December 31, 2000. The fair value of these investments of $5,639,252 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The loans are secured by recorded deeds of trust. At December 31, 2000, there were 31 loans outstanding with the following characteristics:

Number of loans outstanding                                                   31
Total loans outstanding                                               $5,570,576

Average Loan outstanding                                                $179,696
Average Loan as percent of total                                           3.23%
Average Loan as percent of Partners' Capital                               2.42%

Largest Loan outstanding                                              $1,376,117
Largest Loan as percent of total                                          24.70%
Largest Loan as percent of Partners' Capital                              18.54%

Number of counties where security is located (all California)                  9
Largest percentage of loans in one county                                 38.75%
Average Loan to appraised value of security at time
     Loan was consummated                                                 68.93%
Number of loans in foreclosure                                                 2

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


The following categories of loans were held at December 31, 2000 and 1999:

                                                        December 31,
                                           -------------------------------------
                                                 2000                     1999
                                          -------------             ------------
First Trust Deeds                             4,011,117                3,810,670
Second Trust Deeds                            1,385,496                1,273,693
Third Trust Deeds                               173,963                  198,410
                                       ------------------       ----------------
  Total loans                                 5,570,576                5,282,773
Prior liens due other lenders                 8,467,477                6,705,986
                                       ------------------       ----------------
  Total debt                                 14,038,053              $11,988,759
                                       ==================       ================

Appraised property value at time of loan    $20,364,599              $18,027,960
                                       ==================       ================

Total investments as a percent of appraisals       68.93%                 66.50%
                                       ==================       ================

Investments by Type of Property

Owner occupied homes                            755,014                  264,673
Non-Owner occupied homes                        672,518                  403,809
Apartments                                      575,407                  730,934
Commercial                                    3,567,637                3,883,357
                                      ------------------        ----------------
                                             $5,570,576               $5,282,773
                                      ==================        ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Scheduled maturity dates of loans as of December 31, 2000 are as follows:

                         Year Ending
                         December 31,
                      -------------------
                             2001                                    $3,836,158
                             2002                                       592,929
                             2003                                       643,704
                             2004                                        33,512
                             2005                                       161,357
                          Thereafter                                    302,916
                                                                  --------------
                                                                     $5,570,576
                                                                  ==============

The scheduled maturities for 2000 include $2,623,679 (47%) in loans which are past maturity at December 31, 2000. $1,990,813 (35%) of those loans were categorized as delinquent over 90 days.

Five loans with principal outstanding of $2,168,651 had interest payments overdue in excess of 90 days.

The cash  balance  at  December  31,  2000 of  $354,860  were in two banks  with interest bearing balances totaling $327,996. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $154,860. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are generally either placed in new loans or used to pay down on the line of credit balance, if any.

SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                          REDWOOD MORTGAGE INVESTORS VI

Col. A              Col. B                    Col. C                Col. D              Col. E
Description         Balance                 Additions             Deductions           Balance at
                    Beginning                                       Describe          End of Period
                    of Period             (1)          (2)
                                       Charged     Charged to
                                         to          Other
                                       Costs  &    Accounts
                                       Expenses    Describe
Year Ended
12/31/00

Deducted from
Asset
Accounts:
Allowance for
Doubtful
Accounts                $303,249        $34,738        $0        $76,535 (b)                $261,452

Cumulative
write-down of
Real Estate
   held for
   Sale (REO)       $315,663 (a)        $158,689        $0          $642 (b)                $473,710
                    --------------     -----------              -------------        ------------------

Total               $618,912(a)         $193,427       $0       $77,177 (b)                 $735,162
                    ==============     ===========    =====     =============        ==================



Note (a) - The beginning balance (Col B) includes $287,548 write down of Real Estate in the process of becoming REO at December 31,1999.

Note (b) - Write-offs of loans/properties during the year.

SCHEDULE IV

                          MORTGAGE LOANS ON REAL ESTATE.
                         RULE 12-29 LOANS ON REAL ESTATE

 Col. A   Col. B   Col. C      Col. D       Col. E          Col. F         Col. G         Col. H     Col. I       Col. J
  Desc     Int.   Final      Periodic     Prior Liens    Face Amt of      Carrying     Principal     Type       Geographic
           Rate   maturity   Pmt. Terms                      Loan         amount of    Amt. of       of Lien      County
            %       Date                                (original amt)      Loan         Loans                   Location
                                                                                       Subject to
                                                                                       Delinquent
                                                                                       Principal
                                                                                       or Interest
--------- ------- ---------- ----------- -------------- --------------- -------------- ------------- -------- ---------------

Comm      14.75   09/01/95    $2,241.96    $250,000.00     $185,000.00    $178,005.59         $0.00   2nd      San Mateo
Apts      6.50    05/01/06      $540.83     $89,904.00     $100,000.00     $96,716.11    $21,092.37   2nd      Sacramento
Comm      10.00   12/01/98    $5,046.04          $0.00     $575,000.00    $565,496.28   $116,058.92   1st       Alameda
Comm      7.00    12/01/03    $1,151.48    $562,500.00      $99,172.75     $81,121.58    $33,392.92   2nd       Alameda
Comm      12.00   02/01/99   $14,025.12          $0.00   $1,376,117.03  $1,376,117.03   $271,151.68   1st     Santa Clara
Apts      7.00    02/10/05      $234.06     $80,250.00      $40,125.00     $40,125.00         $0.00   2nd      San Fran.
Comm      9.00    05/10/02      $670.52          $0.00      $83,333.33     $79,538.11         $0.00   1st        Shasta
Comm      12.00   02/01/11      $756.11          $0.00      $63,000.00     $53,840.28         $0.00   1st       Alameda
Res       8.00    09/18/03      $166.58          $0.00      $22,701.51     $21,730.12         $0.00   1st        Sonoma
Res       8.00    09/30/03      $170.67          $0.00      $23,259.09     $22,312.59         $0.00   1st        Sonoma
Comm      12.00   02/01/99      $508.40  $1,279,200.00      $49,200.00     $49,200.00    $14,129.36   2nd     Santa Clara
Apts      7.00    08/01/02    $1,545.83          $0.00     $265,000.00    $263,391.41         $0.00   1st      Sacramento
Apts      7.00    08/01/03    $1,022.35          $0.00     $153,660.00    $149,839.55         $0.00   1st      Sacramento
Apt.      9.00    02/01/99       $38.42    $153,534.00       $5,122.00      $3,834.50         $0.00   2nd      Sacramento
Comm      12.00   06/01/01    $1,000.00          $0.00     $100,000.00    $100,000.00         $0.00   1st      San Fran.
Apts      13.00   11/01/03      $759.15    $341,094.00      $60,000.00     $21,500.51         $0.00   2nd      San Fran.
Res       13.75   11/01/03    $2,202.61          $0.00     $167,500.00     $47,910.34         $0.00   1st       Alameda
Comm      11.50   05/01/99    $3,113.39          $0.00     $314,000.00    $300,854.39         $0.00   1st       Alameda
Res       14.25   07/01/04      $984.46     $78,672.00      $73,000.00     $33,512.23         $0.00   2nd      San Fran.
Res       14.50   04/01/05      $546.20    $150,804.00      $40,000.00     $21,603.56         $0.00   3rd      San Fran.
Comm      10.00   08/01/00    $1,428.14     $59,402.00     $160,000.00    $154,005.61         $0.00   2nd      San Mateo
Comm      12.00   06/01/01      $993.53    $100,000.00     $120,952.39    $120,930.88         $0.00   2nd      San Fran.
Res       12.00   05/01/01    $2,086.91          $0.00     $600,000.00    $553,882.50         $0.00   1st        Placer
Res       11.00   02/01/05      $952.32    $259,845.00     $100,000.00     $99,628.35         $0.00   2nd      San Mateo
Res       12.00   05/01/01      $745.93    $600,000.00      $74,592.87     $74,592.87         $0.00   2nd        Placer
Res       11.50   08/01/02    $2,395.83  $1,616,716.00     $250,000.00    $250,000.00         $0.00   2nd     Santa Clara
Res       12.50   08/01/03    $1,562.50    $768,830.00     $150,000.00    $150,000.00         $0.00   2nd      San Mateo
Comm      10.00   12/01/03    $1,276.47          $0.00     $145,454.55    $145,454.55         $0.00   1st      Stanislaus
Comm      10.00   12/01/01      $283.66    $224,335.00      $32,323.23     $32,323.23         $0.00   2nd      Stanislaus
Land      12.00   12/01/01    $3,307.50          $0.00     $330,750.00    $330,750.00         $0.00   1st     Santa Clara
Res       14.50   01/01/06    $2,658.33  $1,868,714.00     $220,000.00    $152,359.21         $0.00   3rd     Santa Clara
                            ------------------------------------------------------------------------
                              54,415.30   8,483,800.00    5,979,263.75   5,570,576.38    455,825.25
                            ========================================================================

Notes:
         Loans classified as impaired had principal balances totaling $2,469,505. Impaired loans are defined as loans where the costs of related balances exceeds the anticipated fair value less costs to collect. Interest is no longer accrued thereon.

         Amounts reflected in column G (carrying amount of loans) represents both costs and the tax basis of the loans.

Schedule IV

Reconciliation of carrying amount (cost) of loans at close of periods

                                              Year ended December 31,
                               -------------------------------------------------
                                      2000            1999               1998
                                   ---------       --------             -------

Balance at beginning of year      $5,282,773       $7,969,735         $8,104,984
                               --------------    -------------      ------------
Additions during period:
  New loans                        2,434,422          922,936          1,798,822
  Other                                    0                0                  0
                               --------------    -------------      ------------
            Total Additions       $2,434,422         $922,936        $1,798,822
                               --------------    -------------      ------------


Deductions during period:
  Collections of principal         2,058,681        2,859,900          1,934,071
  Foreclosures                             0          499,999                  0
  Cost of loans sold                       0                0                  0
  Amortization of Premium                  0                0                  0
  Other                               87,938          249,999                  0
                                --------------   -------------      ------------
       Total Deductions            2,146,619        3,609,898          1,934,071
                                --------------   -------------      ------------

Balance at close of year          $5,570,576       $5,282,773         $7,969,735
                                ==============   =============      ============

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Bruce and/or John Cropper (the Croppers) have been performing audit and accounting services to the General Partners of the Partnership and their affiliates for over 16 years through the following CPA firms: 1993-1998 Parodi & Cropper, CPA's, 1999 Caporicci, Cropper & Larson, LLP and 2000 Armanino McKenna LLP.

Bruce and John Cropper were shareholders in Cropper Accountancy Corp. through December 31, 2000.

Cropper Accountancy was a partner in the firm of Parodi & Cropper from 1993 until April of 1998. In May of 1998, Cropper Accountancy Corp., formed a partnership with Caporicci & Larson creating a new firm with offices in Irvine and Walnut Creek, California. The Parodi & Cropper firm was dissolved.

Effective January 1, 2001, Cropper Accountancy Corp., withdrew from the Caporicci, Cropper & Larson, LLP partnership. John Cropper joined the larger regional firm of Armanino McKenna LLP as a partner and Bruce Cropper continues to provide services through Cropper Accountancy. The Croppers continue to perform audit and accounting services to the General Partners of the partnership and their affiliates.

As a result, the Partnership has retained the firm of Armanino McKenna, LLP, to provide its audit and financial services. Thus, although there has been a change in accounting firms, there has not been a change in accountants and there have not been any disagreements on any matter of accounting principals, practices or financial status disclosures.


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

After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership has decided to retire effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. Collectively, the various Redwood Mortgage Investors Partnerships (I-VIII) have grown from an idea to over $110,000,000 in assets and produced excellent results for the Limited Partners. Under Russ' stewardship Redwood Mortgage Investor's VI originally raised $9,772,594 in Limited Partner Capital contributions and at December 31, 2000 had $7,414,034 in remaining Limited Partner Capital.

Over  the  last  few  years,   Russ  has  been  passing  along  his  duties  and
responsibilities to the remaining General Partners. The remaining General Partners are Mr. Michael Burwell and Gymno Corporation, a California Corporation. Mr. Michael Burwell has been a General Partner of Redwood Mortgage Investors VI since its inception and has been employed by Redwood Mortgage Corp, an affiliate of the Partnership, since 1979. The Partnership through the remaining General Partners and the employees of its affiliate Redwood Mortgage Corp., is well prepared for Russ's departure and looks forward to emulating the steady consistent returns that the Limited Partners have enjoyed during Russ' tenure.

Mr. D. Russell  Burwell is  providing this  notification  pursuant  to Article 8
Section 8.02 of the Limited Partnership Agreement. The remaining General Partners have elected to continue the business of the Partnership as described in Article 9 Section 9.01(d) of the Limited Partnership Agreement.

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

The following compensation has been paid to the General Partners and affiliates for services rendered during the year ended December 31, 2000. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving               Description of Compensation
   Compensation                   and Services Rendered                Amount
--------------------      ------------------------------------      ------------
I.
Redwood Mortgage
   Corp.                      Loan Servicing Fee for servicing
                               loans  Investments                      $48,556

General Partners
   &/or Affiliates            Asset Management Fee
                                 for managing assets                    $9,780

General Partners              1% interest in profits                    $4,779


II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP(EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):

Redwood Mortgage       Mortgage Brokerage Commissions for services
    Corp.              in connection with the review, selection,
                       evaluation, negotiation, and extension of the
                       Loans paid by the borrowers and not by the
                       Partnership                                     $45,164

Redwood Mortgage       Processing and Escrow Fees for services in
    Corp.              connection with notary, document preparation,
                       credit investigation, and escrow fees payable
                       by the borrowers and not by the Partnership      $3,286

Gymno
 Corporation, Inc.     Reconveyance Fee                                   $579


III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED
     IN THE STATEMENT OF INCOME                                        $19,647

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


                                     Part IV

Item 14 - Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(A)      Documents filed as part of this report:

         1.  The Financial Statements are listed in Part II
             Item 8 under A-Financial Statements.

         2.  The Financial Statement Schedules are listed in
             Part II Item 8 under B-Financial Statement Schedules.


(B) No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

         3. Exhibits.

Exhibit No.                Description of Exhibits

      3.1        Limited Partnership Agreement
      3.2        Form of Certificate of Limited Partnership Interest
      3.3        Certificate of Limited Partnership
     10.1        Escrow Agreement (1)
     10.2        Servicing Agreement (1)
     10.3        (a) Form of Note secured by Deed of Trust which provides for principal and interest payments (1)
                 (b) Form of Note secured by Deed of Trust which provides
                     principal and interest payments and right of assumption (1)
                 (c) Form of Note secured by Deed of Trust which provides for interest only payments (1)
                 (d) Form of Note (1)
     10.4        (a) Deed of Trust and Assignment of Rents to accompany Exhibits
                     10.3 (a) and (c) (1)
                 (b) Deed of Trust and Assignment of Rents to accompany Exhibits
                     10.3 (b) (1)
                 (c) Deed of Trust to accompany Exhibit 10.3 (d) (1)
     10.5        Promissory Note for Formation Loan (1)
     10.6        Agreement to Seek a Lender (1)
     24.1        Consent of Armanino McKenna, LLP
     24.3        Consent of  McCutchen, Doyle, Brown & Enersen, LLP

         All of these exhibits were previously filed as the exhibits to Registrant's Statement on Form S-11 (Registration No. 33-12519) and incorporated by reference herein.

(B)      Reports on form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report. A Form 8-K was filed on February 7, 2000 relating to a change in accounting firm. Another Form 8-K was filed on February 13, 2001, relating to the subsequent change in accounting firm (see Item 9 above).
(C)      See (A) 3 above

(D) See (A) 2 above. Additional reference is made to prospectus (S-11) dated September 3, 1987 to pages 56 through 59 and supplement #6 dated May 16, 1989 pages 16-18, for financial data related to Gymno corporation, a General Partner.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 26th day of March, 2001.

REDWOOD MORTGAGE INVESTORS VI

By:       /S/ D. Russell Burwell
          -----------------------------------
          D. Russell Burwell, General Partner


By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ D. Russell Burwell
                  -------------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  ---------------------------------------
                  Michael R. Burwell, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 26th day of March, 2001.

Signature                                  Title                    Date


/S/ D. Russell Burwell
------------------------
D. Russell Burwell                   General Partner              March 26, 2001


/S/ Michael R. Burwell
------------------------
Michael R. Burwell                   General Partner              March 26, 2001


/S/ D. Russell Burwell
------------------------
D. Russell Burwell          President of Gymno Corporation,       March 26, 2001
                            (Principal Executive Officer);
                            Director of Gymno Corporation


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell          Secretary/Treasurer of Gymno          March 26, 2001
                            Corporation (Principal Financial
                                 and Accounting Officer);
                            Director of Gymno Corporation