Form 10-Q
period 2001-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 2001-05-14
CIK 811592

24


                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                   March 31, 2001
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

YES     XX                            NO
    ------------                           ----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                                NO                 NOT APPLICABLE   XX
     -----------                      ------------                   --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 2000 (audited) AND
                           MARCH 31, 2001 (unaudited)

                                     ASSETS

                                                 March 31,         December 31,
                                                   2001               2000
                                                (unaudited)         (audited)
                                                -----------       --------------


Cash                                              $331,800              $354,860
                                                -----------       --------------

Accounts receivable
  Loans, secured by deeds of trust               5,453,565             5,570,576
  Accrued interest on loans                        681,410               664,292
  Advances on loans                                133,166               133,647
  Accounts receivables, unsecured                   82,362                82,362
                                                -----------      ---------------
                                                 6,350,503             6,450,877
  Less allowance for doubtful accounts             261,452               261,452
                                                -----------      ---------------
                                                 6,089,051             6,189,425
                                                -----------      ---------------

Note receivable - Redwood Mortgage Corp.            76,436               125,000
Real estate owned, held for sale,
  acquired through foreclosure                     824,688               767,583
Prepaid expenses                                     1,830                     0
                                               ------------      ---------------

          Total assets                          $7,323,805            $7,436,868
                                               ============      ===============


                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities
  Accounts payable                                 $13,068               $13,068
                                              -------------      ---------------
          Total Liabilities                         13,068                13,068
                                              -------------      ---------------



Partners' capital
  Limited Partners' capital, subject
    to redemption, (note 4D):                    7,300,971             7,414,034

  General Partners' capital:                         9,766                 9,766
                                               ------------      ---------------
    Total Partners' capital                      7,310,737             7,423,800
                                               ------------      ---------------

    Total Liabilities and Partners' capital     $7,323,805            $7,436,868
                                               ============      ===============




The accompanying notes are an integral part of the financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (unaudited)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                        2001             2000
                                                     ----------       ----------

Revenues
  Interest on loans                                  $135,443           $142,104
  Interest on bank deposits                             1,133              2,865
  Late charges, prepayment penalties, and fees          5,065              5,614
  Interest on promissory note                           1,436                  0
                                                    ----------        ----------
                                                      143,077            150,583
                                                    ----------        ----------

Expenses
  Loan servicing fees                                   9,963              9,059
  Asset management fee                                  2,326              2,517
  Clerical costs through Redwood Mortgage Corp.         7,712              5,147
  Professional services                                 7,970              6,165
  Other                                                 2,591              2,316
                                                     ---------        ----------
                                                       30,562             25,204
                                                     ---------        ----------

Net income                                           $112,515           $125,379
                                                     =========        ==========


Net income To:
To General Partners (1%)                               $1,125             $1,254
To Limited Partners (99%)                            $111,390           $124,125
                                                   -----------        ----------
                                                     $112,515           $125,379
                                                   ===========        ==========

Net income per $1,000 invested by Limited
 Partners for entire period
  -where income is reinvested and
    Compounded                                         $15.04             $15.49
                                                   ===========        ==========

  -where partner receives income
    in monthly distributions                           $14.96             $15.41
                                                   ===========        ==========










The accompanying notes are an integral part of these financial statements.



                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) and
                THE THREE MONTHS ENDED MARCH 31, 2001 (unaudited)


                                                                     PARTNERS' CAPITAL
                                     -----------------------------------------------------------------------------------
                                                LIMITED PARTNERS' CAPITAL
                                     -------------------------------------------------
                                     ------------- -- -------------- -- --------------
                                       Capital                                              Capital
                                       Account          Formation                           Account
                                       Limited            Loan                              General
                                       Partners        Receivable           Total           Partners          Total
                                     -------------    --------------    --------------    -------------    -------------

Balances at January 1, 1998            $9,481,208         ($59,521)        $9,421,687            9,766        $9,431,453

Formation Loan collections                      0            53,291            53,291                0            53,291
Net Income                                507,380                 0           507,380            5,125           512,505
Early withdrawal penalties                (9,834)             6,230           (3,604)                0           (3,604)
Partners' withdrawals                 (1,280,986)                 0       (1,280,986)          (5,125)       (1,286,111)
                                     -------------    --------------    --------------    -------------    --------------

Balances at December 31, 1998          $8,697,768                 0        $8,697,768           $9,766        $8,707,534

Net Income                                515,700                 0           515,700            5,209           520,909
Early withdrawal penalties               (10,028)                 0          (10,028)                0          (10,028)
Partners' withdrawals                 (1,182,860)                 0       (1,182,860)          (5,209)       (1,188,069)
                                     -------------    --------------    --------------    -------------    --------------

Balances at December 31, 1999          $8,020,580                 0        $8,020,580           $9,766        $8,030,346

Net Income                                473,150                 0           473,150            4,779           477,929
Early withdrawal penalties               (16,335)                 0          (16,335)                0          (16,335)
Partners' withdrawals                 (1,063,361)                 0       (1,063,361)          (4,779)       (1,068,140)
                                     -------------    --------------    --------------    -------------    --------------

Balances at December 31, 2000           7,414,034                 0         7,414,034            9,766         7,423,800

Net Income                                111,390                 0           111,390            1,125           112,515
Early withdrawal penalties                (4,024)                 0           (4,024)                0           (4,024)
Partners' withdrawals                   (220,429)                 0         (220,429)          (1,125)         (221,554)
                                     -------------    --------------    --------------    -------------    --------------

Balances at March 31, 2001             $7,300,971                 0        $7,300,971           $9,766        $7,310,737
                                     =============    ==============    ==============    =============    ==============









The accompanying notes are an integral part of these financial statements.


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2001AND 2000 (unaudited)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                 -------------------------------
                                                     2001                 2000
                                                 -------------       -----------

Cash flows from operating activities:
  Net income                                       $112,515             $125,379
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for doubtful accounts                        0                    0
   Provision for Losses (recovery) on real estate
     held for sale                                        0                    0
   Early withdrawal penalty credited to income      (4,024)              (4,586)
   (Increase) decrease in assets:
      Accrued interest & advances                  (16,637)             (52,158)
   Increase (decrease) in liabilities:
      Accounts payable and accrued expenses               0                    0
      Deferred Interest on loans                          0                    0
      (Increase) decrease in pre-paid expenses      (1,830)              (3,602)
                                                 -------------       -----------

    Net cash provided by operating activities        90,024               65,033
                                                 -------------       -----------

Cash flows from investing activities:
  Principal collected on loans                      614,195              465,680
  Loans made                                      (497,184)            (947,156)
  Additions to real estate held for sale          (116,165)             (17,809)
  Dispositions of real estate held for sale          59,060                    0
  Proceeds from unsecured accounts receivable             0                    0
                                                 -------------       -----------
    Net cash provided by (used in)
      investing activities                           59,906            (499,285)
                                                 -------------       -----------

Cash flows from financing activities:
 Partners withdrawals                             (221,554)            (282,974)
 Note receivable - Redwood Mortgage Corp.            48,564                    0
                                                --------------       -----------

    Net cash provided by (used in)
      financing activities                        (172,990)            (282,974)
                                                --------------       -----------

Net increase (decrease) in cash                    (23,060)            (717,226)

Cash - beginning of period                          354,860            1,120,295
                                                --------------       -----------

Cash - end of period                               $331,800             $403,069
                                                ==============       ===========



The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

C. Loans, Secured by Deeds of Trust

     The Partnership has both the intent and ability to hold the loans to maturity, i.e., held for long-term investment. They are therefore valued at cost for financial statement purposes with interest thereon being accrued by the effective interest method.

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a Loan, with due consideration for the fair value of collateral, is less than the recorded investment and related amounts due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows. As of March 31, 2001 and at December 31, 2000 and 1999, reductions in the cost of loans categorized as impaired by the Partnership totaled $159,090, $159,090 and $283,249, respectively. The reduction in stated value was accomplished by increasing the allowances for doubtful accounts.

     As presented in Note 9 to the financial statements as of March 31, 2001, the average loan to appraised value of security at the time the loans were consummated was 69.78%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of March 31, 2001 and December 31, 2000 was as follows:

                                    March 31,                      December 31,
                                      2001                            2000
                                ---------------                 ----------------

Costs of properties                  $1,298,346                       $1,240,579
Reduction in value                    (473,658)                        (472,996)
                                ---------------                 ----------------

Fair value reflected in
   financial statements                $824,688                         $767,583
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

H. Allowance for Doubtful Accounts

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Loan system. A provision is made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired loans, unspecified loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of March 31, 2001 and December 31, 2000 was as follows:

                                     March 31,                      December 31,
                                       2001                            2000
                                ---------------                 ----------------

Impaired loans                         $159,090                         $159,090
Unspecified loans                        20,000                           20,000
Accounts receivable, unsecured           82,362                           82,362
                                ---------------                 ----------------
                                       $261,452                         $261,452
                                ===============                 ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees, which are paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

     Mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the loans were limited to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership. Such commissions totaled $13,466, $45,164, $46,527 and $36,700 for the three months through March 31, 2001, and for the years ended December 31, 2000, 1999, and 1998, respectively.

B. Loan Servicing Fees

     Monthly loan servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Loan is located. Loan servicing fees of $9,963, $48,557, $50,150, and $70,630, were incurred for three months through March 31, 2001, and for the years ended December 31, 2000, 1999, and 1998, respectively.

C. Asset Management Fee

     The General Partners are authorized to receive monthly fees for managing the Partnership's Loan portfolio and operations of up to 1/32 of 1% (3/8 of 1% annually). Management fees of $2,326, $9,780, $10,626, and $6,640 were incurred during three months through March 31, 2001, and for the years 2000, 1999, and 1998, respectively.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
F. Operating Expenses

     The General Partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. As of March 31, 2001, and in the years 2000, 1999, and 1998, clerical costs totaling $7,712, $19,647, $21,748, and $24,440, respectively, were reimbursed to Redwood Mortgage Corp. and are included in expenses in the Statements of Income.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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


NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is a defendant along with numerous other defendants, including a developer, contractor, and other lenders, in a lawsuit involving a homeowners association's attempt to recover "damages" for faulty construction. Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                      March 31,                    December 31,
                                        2001                          2000
                                  ---------------               ----------------

Net assets - Partners' Capital
       per financial statements        $7,310,737                     $7,423,800

Allowance for doubtful accounts           261,452                        261,452
                                  ---------------               ----------------

Net assets tax basis                   $7,572,189                     $7,685,252
                                  ===============               ================

     In 2000 approximately 73% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash  equivalents - The carrying amount equals fair value. All
amounts,   including   interest-bearing   accounts   are  subject  to  immediate
withdrawal.

     (b) Loans (see note 2 (c))-Loan carrying values were $5,453,565 at March 31, 2001. The fair value of these investments of $5,518,785 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The loans are secured by recorded deeds of trust. At March 31, 2001, there were 29 loans outstanding with the following characteristics:

Number of loans outstanding                                                   29
Total loans outstanding                                               $5,453,565

Average Loan outstanding                                                $188,054
Average Loan as percent of total                                           3.45%
Average Loan as percent of Partners' Capital                               2.57%

Largest Loan outstanding                                              $1,376,117
Largest Loan as percent of total                                          25.23%
Largest Loan as percent of Partners' Capital                              18.82%

Number of counties where security is located (all California)                  9
Largest percentage of loans in one county                                 32.20%
Average Loan to appraised value of security at time
     Loan was consummated                                                 69.78%
Number of loans in foreclosure                                                 0

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


The following categories of loans were held at March 31, 2001 and December 31, 2000:

                                           March 31,               December 31,
                                             2001                      2000
                                     ------------------         ----------------

First Trust Deeds                            $4,290,698               $4,011,117
Second Trust Deeds                            1,099,003                1,385,496
Third Trust Deeds                                63,864                  173,963
                                     ------------------         ----------------
  Total loans                                 5,453,565                5,570,576
Prior liens due other lenders                 5,427,164                8,467,477
                                     ------------------         ----------------
  Total debt                                $10,880,729              $14,038,053
                                     ==================         ================

Appraised property value at time of loan    $15,593,624              $20,364,599
                                     ==================         ================

Total investments as a percent of appraisals     69.78%                   68.93%
                                     ==================         ================

Investments by Type of Property

Owner occupied homes                           $613,583                 $755,014
Non-Owner occupied homes                        703,026                  672,518
Apartments                                      572,389                  575,407
Commercial                                    3,564,567                3,567,637
                                     ------------------         ----------------
                                             $5,453,565               $5,570,576
                                     ==================         ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Scheduled maturity dates of loans as of March 31, 2001 are as follows:

                         Year Ending
                         December 31,                                   Amount
                      -------------------                      -----------------

                             2001                                     $3,565,518
                             2002                                        341,985
                             2003                                        635,997
                             2004                                        321,180
                             2005                                        139,635
                          Thereafter                                     149,250
                                                               -----------------
                                                                      $5,153,565
                                                               =================

     The scheduled maturities for 2001 include $2,622,447 (51%) in loans, which are past maturity at March 31, 2001. $1,990,415 (39%) of those loans were categorized as delinquent over 90 days.

     The cash balance at March 31, 2001 of $331,800 were in two banks with interest bearing balances totaling $326,625. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $131,800. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are generally either placed in new loans or used to pay down on the line of credit balance, if any.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

     On September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On March 31, 2001, the Partnership's net capital totaled $7,310,737.

     The Partnership began funding loans in October 1987. The Partnership's loans outstanding for the years ended December 31, 1998, 1999, 2000, and three months through March 31, 2001 were $7,969,735, $5,282,773, $5,570,576, and
$5,453,565 respectively. The decrease in loans outstanding from December 31, 1998 to March 31, 2001, was due primarily to the Partnership utilizing Loan payoffs to meet Limited Partner capital liquidations, line of credit pay-down, uninvested cash in loans and an increase in Real Estate Owned or in process. During the years 1998, 1999, 2000, and three months through March 31, 2001, loan principal collections exceeded Limited Partner liquidations.

     Since the fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with four successive 1/2% cuts. The latest cut being April 18, 2001, which reduced the Federal Funds Rate to 4.50%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2001 over the next 12 months. Based upon the rates payable in connection with the existing loans, the current and anticipated interest rates to be charged by the Partnership and the General Partners' experience, the General Partners anticipate that the annualized yield will range between six and six and one half percent (6.00% - 6.50%). As of March 31, 2001 the Partnership's Real Estate Owned account balance was $824,688. This account had a balance of $169,922, $133,300 and $767,583 as of December 31, 1998, 1999, and 2000, respectively. The increase was due to acquisition of a commercial property through foreclosure recorded as REO in process in December 1999. The General Partners anticipate that the annualized yield for the forthcoming year 2001, will be similar to the current year's performance level.

     Previously the Partnership had a line of credit with a commercial bank which was secured by its Loan portfolio. On December 31, 1999 the Partnership, on its own accord, closed its line of credit with that bank and since that time has not negotiated a similar credit line with any institution because the borrowing rate for most of 2000 was high and management also felt that the need for the credit line was not all that urgent.

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty-four years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of March 31, 2001, there were no properties in foreclosure. Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of notes and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and Partner liquidation requirements. As Loan opportunities become available, excess cash and available funds are invested in new loans.

     The General Partners regularly review the Loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, REO expenses, sales activities, and borrower's payment records and other data relating to the Loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, Loan loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $180,054, $437,558, $193,427, and 0 as provision for doubtful accounts for the years ended December 31, 1998, 1999, 2000, and three months through March 31, 2001, respectively. The decrease in the provision in 1998 reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. The increase in allowance for 1999 was to build up reserve for any potential loss in the future. The Partnership acquired a piece of Real Estate through foreclosure in 2000. In anticipation of this event, the Partnership carried $668,132 in its balance sheet as Real Estate Owned in Process as of December 31, 1999.

     The Partnership makes loans primarily in Northern California. As of March 31, 2001, approximately 73%, ($3,981,397) of the loans held by the Partnership were in the four San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Since January 2000, the Federal Reserve has been dramatically cutting its core interest rates with four successive 1/2 % cuts, the latest cut being April 18, 2001, which reduced the Federal Funds Rate to 4.5%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to advantage themselves of these lower rates. The partnership may face prepayments in the existing portfolio from existing borrowers advantaging themselves of these lower rates. However, demand for loans from qualified borrowers continues to be strong. Therefore, at this time we do not believe that the average loan portfolio interest rate will decline substantially in the coming months.

     The reduction in the Federal Funds rates by the Federal Reserve has been primarily prompted by concerns of the United States economy slowing down and perhaps slipping into recession. Additionally, both the New York and tech-heavy NASDAQ stock markets have suffered significant set backs over the last 10 months. The technology stocks have been particularly hard hit. Many of these technology stocks have their headquarters in the Silicon Valley, one of the primary lending areas of the partnership. This has resulted in significant numbers of lay-offs in that industry. While there certainly has been a decline in economic activity, there has not manifested a clear trend in housing prices, the security behind many of our loans. The housing market has been incredibly strong throughout the San Francisco Bay Area with multiple offers above the asking price a common if not expected occurrence in the sale of residential properties for more than a year. A return to a more normal residential real estate market seems to be developing in the low to high average priced homes with little, if any, value reductions. High end priced homes in the more than one million dollar category may sustain greater price swings.

     The commercial leasing market is experiencing an increase in available vacancies and considerable available sublease space availability. According to CB Richard Ellis commercial office vacancies have increased in San Francisco from 3.4% in the fourth quarter of 2000 to 6.9% in the first quarter of 2001. Lease rates are falling as landlords compete for tenants. This will have the effect of lowering rents for buildings, which lose tenants through turnover or financial difficulties. There may be some declines in values as commercial property values are primarily reflective of the net income the property can generate.

     The Partnership had an average loan to value ratio computed as of the date the loan was made of 69.78%, as of March 31, 2001. This did not account for any increases in property values for loans, which were acquired by the Partnership during 1997, 1998, 1999, and 2000 when Northern California Real Estate substantially increased in value. This low loan to value will assist the partnership in weathering downturns in real estate values if they materialize in the coming months.

     If the economic downturn persists and those employees who have been laid off are unable to locate new jobs, the Partnership may experience delinquencies and possibly foreclosures higher than the low numbers of delinquencies and foreclosures it has enjoyed over the past three years.

     On April 6th 2001, Pacific Gas and Electric (PG&E) California's biggest public utility company filed for Chapter 11 bankruptcy. The full effect of PG&E's bankruptcy is yet to be played out. Stockholders, other utility companies and banks who have loaned PG&E millions of dollars were particularly hit hard. When a company like PG&E goes bankrupt, it has a ripple effect. This has not only affected the hi-tech and manufacturing industries, professional and commercial businesses, transportation and utilities sectors, but every household and individual as a whole. The crisis, which means higher costs to consumers, could adversely affect the economy, employment and the Partnership's lending in its commercial sector. The state government, PG&E and others are working diligently to solve the power crisis in California. The likely result is that electric and natural gas will cost consumers more than ever before. This may have some effect upon real estate values as demand for real estate could be reduced as companies make long term plans to locate in areas without power delivery problems and lower cost power availability.

     The Partnership's interest in land located in East Palo Alto, CA was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $91,557, $80,142, $20,377 and $ 0, for the three months ended March 31, 2001 and the years ended December 31, 2000, 1999, and 1998, respectively, has been invested with that of two other Partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners. The General
Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     It appears that the efforts of the General Partners to subdivide the land will meet with success. This will allow the arsenic contaminated portion of the property to be delivered to the party responsible for the arsenic contamination. The remaining land will be made available for development or sale by the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1998, 1999 and 2000, and three months through March 31, 2001, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $235,837, $217,526, $192,356, and $43,144, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1998, 1999, and 2000, and three months through March 31, 2001, to Limited Partners' capital accounts and not withdrawn, was $271,543, $298,174, $280,794, and $69,246, respectively. As of December 31, 1998, 1999, and 2000, Limited Partners electing to withdraw earnings represented 43%, 42% and 41% respectively, of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1998, 1999, and 2000, and three months through March 31, 2001, $122,069, $128,295, $200,417, and
$50,309, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1998, 1999, 2000, and March 31, 2001, respectively, and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1998, 1999, 2000, and three months through March 31, 2001, $938,040, $847,067, $686,923, and $131,001,
respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1992) through year twelve (2000) and three months through March 31, 2001, is shown hereunder, which confirms the General Partners theory on the liquidation habits of the Limited Partners:

                                    Years ended December 31,

              1992         1993         1994           1995             1996
         ------------     --------    ---------    -----------    -------------

Earnings    $323,037      377,712      303,014        303,098          294,678
Capital     *232,370     *528,737     *729,449       *892,953       *1,183,099
          -----------    ---------    ---------    -----------    -------------
Total       $555,407     $906,449   $1,032,463     $1,196,051       $1,477,777
          ===========    =========  ===========   ============    =============


                                                                 Three months
                                                                    ended
              1997          1998         1999         2000     March 31, 2001
         ------------    ----------  -----------   ---------    --------------

Earnings     257,670       235,837      217,526       192,356         43,144
Capital   *1,297,410    *1,060,109     *975,362      *887,340       *181,309
         ------------     ---------  -----------   -----------      --------
Total     $1,555,080    $1,295,946   $1,192,888    $1,079,696       $224,453
         ============   ===========  ===========   ===========      ========

*These amounts represent gross of early withdrawal penalties.

     After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership has decided to retire effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. Collectively, the various Redwood Mortgage Investors Partnerships (I-VIII) have grown from an idea to over $110,000,000 in assets and produced excellent results for the Limited Partners. Under Russ' stewardship Redwood Mortgage Investor's VI originally raised $9,772,594 in Limited Partner Capital contributions and at March 31, 2001 had $7,300,971 in remaining Limited Partner Capital.

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

     Bruce and/or John Cropper (the Croppers) have been performing audit and accounting services to the General Partners of the Partnership and their affiliates for over 16 years through the following CPA firms: 1993-1998 - Parodi & Cropper, CPA's; 1999 - Caporicci, Cropper & Larson, LLP and 2000 - Armanino McKenna LLP.

     Bruce and John Cropper were shareholders in Cropper Accountancy Corp. through December 31, 2000.

     Cropper Accountancy was a partner in the firm of Parodi & Cropper from 1993 until April of 1998. In May of 1998, Cropper Accountancy Corp., formed a partnership with Caporicci & Larson creating a new firm, Caporicci, Cropper & Larson, LLP with offices in Irvine and Walnut Creek, California. The Parodi & Cropper firm was dissolved.

     Effective January 1, 2001, Cropper Accountancy Corp., withdrew from Caporicci, Cropper & Larson, LLP. John Cropper joined the larger regional firm of Armanino McKenna LLP as a partner and Bruce Cropper continues to provide services through Cropper Accountancy. The Croppers continue to perform audit and accounting services to the General Partners of the partnership and their affiliates.

     As a result, the Partnership has retained the firm of Armanino McKenna LLP, to provide its audit and financial services. Thus, although there has been a change in accounting firms, there has not been a change in accountants and there have not been any disagreements on any matter of accounting principals, practices or financial status disclosures.

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

     The following compensation has been paid to the General Partners and their affiliates for services rendered during the three months ended March 31, 2001. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving         Description of Compensation                  Amount
Compensation             and Services Rendered
--------------------------------------------------------------------------------
I.
Redwood Mortgage Corp.   Loan Servicing Fee for servicing loans           $9,963

General Partners
&/or Affiliates          Asset Management Fee for managing assets         $2,326

General Partners         1% interest in profits                           $1,125


II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage Corp.   Mortgage Brokerage Commissions for services
                         in connection with the review, selection,
                         evaluation, negotiation, and extension of the
                         loans paid by the borrowers
                         and not by the Partnership                      $13,466

Redwood Mortgage Corp.   Processing and Escrow Fees for services in
                         connection with notary, document preparation,
                         credit investigation, and escrow fees payable by
                         the borrowers and not by the Partnership           $662

Gymno Corp. Inc.         Reconveyance Fee                                   $286





III. IN ADDITION, THE GENERAL PARTNER AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED
     IN THE STATEMENT OF INCOME. . . . . . . . . . . . . . . . . . . . . .$7,712

As of March 31, 2001, a summary of the Partnership's loan portfolio is set forth below.

Loans as a Percentage of Total Loans


First Trust Deeds                                            $4,290,698
Appraised Value of Properties                                 6,245,587
   Total Investment as a % of Appraised Value                    68.70%

First Trust Deeds                                             4,290,698
Second Trust Deed Loans                                       1,099,004
Third Trust Deed Loans                                           63,863
                                                    --------------------
                                                              5,453,565

First Trust Deeds due other Lenders                           5,352,571
Second Trust Deeds due other Lenders                             74,593
                                                    --------------------

Total Debt                                                  $10,880,729

   Appraised Property Value                                 $15,593,624
   Total Investments as a % of Appraised Value                   69.78%


Number of Loans Outstanding                                          29


Average Investment                                             $188,054
Average Investment as a % of Net Assets                           2.57%
Largest Investment Outstanding                                1,376,117
Largest Investment as a % of Net Assets                          18.82%


Loans  as a Percentage of Total Loans

First Trust Deeds                                                78.68%
Second Trust Deeds                                               20.15%
Third Trust Deeds                                                 1.17%
                                                    --------------------
                                                                100.00%
Total

Loans by Type of Property:                Amount                Percent

Owner Occupied Homes                         $613,584            11.25%
Non-Owner Occupied Homes                      703,026            12.89%
Apartments                                    572,389            10.50%
Commercial                                  3,564,566            65.36%
                                      ----------------      ------------
Total                                      $5,453,565           100.00%

The following is a distribution of loans outstanding as of March 31, 2001 by Counties.

Santa Clara                    1,756,067            32.20%
Alameda                        1,042,501            19.12%
San Mateo                        580,688            10.65%
Placer                           659,095            12.09%
Sacramento                       512,359             9.39%
San Francisco                    602,142            11.04%
Stanislaus                       177,620             3.26%
Shasta                            79,162             1.45%
Sonoma                            43,931              .80%
                      -------------------      ------------

Total                         $5,453,565           100.00%




Statement of Condition of Loans:

         Number of Loans in Foreclosure                  0

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

                               Not Applicable

         Item 5.           Other Information

                               Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                               (a)  Exhibits
                                    Not Applicable

                               (b)  Form 8-K
                                    Form 8-K was filed on February 13, 2001, relating to the subsequent change in accounting firms. On April 11, 2001, the Partnership filed another form 8-K regarding
                                    D. Russell Burwell's retirement as more
                                    fully discussed earlier under "Management
                                    Discussion" area.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 11th day of May, 2001.

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


By:       /S/ Michael R. Burwell
          ---------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ D. Russell Burwell
                  ---------------------------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 11th day of May, 2001.


Signature                                      Title                  Date


/S/ D. Russell Burwell
-----------------------------------
D. Russell Burwell                      General Partner             May 11, 2001


/S/ Michael R. Burwell
-----------------------------------
Michael R. Burwell                      General Partner             May 11, 2001


/S/ D. Russell Burwell
-----------------------------------     President of Gymno          May 11, 2001
D. Russell Burwell                        Corporation,
                                   (Principal Executive Officer);
                                    Director of Gymno Corporation


/S/ Michael R. Burwell
-----------------------------------
Michael R. Burwell                     Secretary/Treasurer          May 11, 2001
                                       of Gymno Corporation
                                      (Principal Financial
                                     and Accounting Officer);
                                    Director of Gymno Corporation