Form 10-Q
period 2001-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 2001-11-13
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                  September 30, 2001
-------------------------------------------------------------------------------
Commission file number                            000-17573
-------------------------------------------------------------------------------

                          REDWOOD MORTGAGE INVESTORS VI
              (exact name of registrant as specified in its charter)

        California                                             94-3031211
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

                             (650) 365-5341
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                              NOT APPLICABLE
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                          if changed since last report)


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

YES                  NO               NOT APPLICABLE   XX
     -------           ---------                     --------

                APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                         NOT APPLICABLE

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 2000 (audited) AND
                         SEPTEMBER 30, 2001 (unaudited)

                                     ASSETS

                                             September 30,          December 31,
                                                 2001                  2000
                                             (unaudited)            (audited)
                                             ------------         --------------

Cash                                             $409,805               $354,860
                                            -------------         --------------

Accounts receivable
  Loans, secured by deeds of trust              4,919,661              5,570,576
  Accrued interest on loans                       671,554                664,292
  Advances on loans                               193,530                133,647
  Accounts receivables, unsecured                  82,362                 82,362
                                            -------------         --------------
                                                5,867,107              6,450,877
  Less allowance for doubtful accounts            268,245                261,452
                                           --------------         --------------
                                                5,598,862              6,189,425
                                           --------------         --------------

Note receivable - Redwood Mortgage Corp.                0                125,000
Real estate owned, held for sale,
  acquired through foreclosure                  1,145,050                767,583
                                          ---------------         --------------

          Total assets                         $7,153,717             $7,436,868
                                          ===============         ==============


                   LIABILITIES AND PARTNERS' CAPITAL


Liabilities
  Accounts payable                                $13,068                $13,068
                                          ---------------        ---------------
          Total liabilities                        13,068                 13,068
                                          ---------------        ---------------



Partners' capital
  Limited Partners' capital, subject
     to redemption, (note 4D):                  7,130,883              7,414,034

  General Partners' capital:                        9,766                  9,766
                                          ---------------        ---------------
    Total Partners' capital                     7,140,649              7,423,800
                                          ---------------        ---------------

Total liabilities and partners' capital        $7,153,717             $7,436,868
                                          ===============        ===============




The accompanying notes are an integral part of the financial statements.

                  REDWOOD MORTGAGE INVESTORS VI
                A California Limited Partnership)
                       STATEMENTS OF INCOME
               FOR THE NINE AND THREE MONTHS ENDED
             SEPTEMBER 30, 2001 AND 2000 (unaudited)




                                                     Nine Months          Nine Months         Three Months         Three Months
                                                        Ended                Ended                Ended                Ended
                                                    September 30,        September 30,        September 30,        September 30,
                                                         2001                2000                 2001                 2000
                                                   -----------------    ----------------     ----------------     ----------------
Revenues
  Interest on loans                                        $390,580            $433,489             $123,159             $140,335
  Interest on bank deposits                                  11,960               8,261                4,017                1,641
  Late charges, prepayment penalties, and fees               12,809              24,548                3,951               11,160
  Interest on promissory note                                 4,912              15,107                3,476                5,107
                                                   -----------------    ----------------     ----------------     ----------------
                                                            420,261             481,405              134,603              158,243
                                                   -----------------    ----------------     ----------------     ----------------

Expenses
  Loan servicing fees                                        31,757              32,914                9,904               16,233
  Asset management fee                                        6,879               7,403                2,262                2,420
  Clerical costs through Redwood
       Mortgage Corp.                                        21,763              14,738                6,511                4,663
   Provision for doubtful accounts and
      Losses on real estate acquired
      through foreclosure                                     6,792              30,941                6,792               17,978
  Professional services                                      18,368              23,612                2,245               -1,946
  Other                                                       8,505               8,858                1,535                1,870
                                                   -----------------    ----------------     ----------------     ----------------
                                                             94,064             118,466               29,249               41,218
                                                   -----------------    ----------------     ----------------     ----------------

Net income                                                 $326,197            $362,939             $105,354             $117,025
                                                   =================    ================     ================     ================

Net income:
  General Partners (1%)                                      $3,262              $3,629               $1,054               $1,170
  Limited Partners (99%)                                   $322,935            $359,310             $104,300              115,855
                                                   -----------------    ----------------     ----------------     ----------------
                                                           $326,197            $362,939             $105,354             $117,025
                                                   =================    ================     ================     ================

Net income per $1,000 invested by Limited
 Partners for entire period
  -where income is reinvested and
    Compounded                                               $44.87              $46.42               $14.48               $15,03
                                                   =================    ================     ================     ================

  -where partner receives income
    in monthly distributions                                 $44.01              $45.50               $14.41               $14.96
                                                   =================    ================     ================     ================






The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) and
              THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (unaudited)


                                                                     PARTNERS' CAPITAL
                                     -----------------------------------------------------------------------------------
                                                LIMITED PARTNERS' CAPITAL
                                     -------------------------------------------------
                                       Capital                                              Capital
                                       Account          Formation                           Account
                                       Limited            loan                              General
                                       Partners        Receivable           Total           Partners          Total
                                     -------------    --------------    --------------    -------------    --------------

Balances at January 1, 1998            $9,481,208          $-59,521        $9,421,687           $9,766       $9,431,453

Formation loan collections                      0            53,291            53,291                0           53,291
Net income                                507,380                 0           507,380            5,125          512,505
Early withdrawal penalties                                    6,230                                  0
                                           -9,834                              -3,604                            -3,604
Partners' withdrawals                  -1,280,986                 0        -1,280,986           -5,125       -1,286,111
                                     -------------    --------------    --------------    -------------    -------------

Balances at December 31, 1998          $8,697,768                 0        $8,697,768           $9,766       $8,707,534

Net income                                515,700                 0           515,700            5,209          520,909
Early withdrawal penalties                                        0           -10,028                0
                                          -10,028                                                               -10,028
Partners' withdrawals                  -1,182,860                 0        -1,182,860           -5,209       -1,188,069
                                     -------------    --------------    --------------    -------------    -------------

Balances at December 31, 1999          $8,020,580                 0        $8,020,580           $9,766       $8,030,346

Net income                                473,150                 0           473,150            4,779          477,929
Early withdrawal penalties                                        0           -16,335                0          -16,335
                                          -16,335
Partners' withdrawals                  -1,063,361                 0        -1,063,361           -4,779       -1,068,140
                                     -------------    --------------    --------------    -------------    -------------

Balances at December 31, 2000           7,414,034                 0         7,414,034            9,766        7,423,800

Net income                                322,935                 0           322,935            3,262          326,197
Early withdrawal penalties                -10,449                 0                                  0          -10,449
                                                                              -10,449
Partners' withdrawals                    -595,637                 0          -595,637           -3,262         -598,899
                                     -------------    --------------    --------------    -------------    -------------

Balances at September 30, 2001         $7,130,883                 0        $7,130,883           $9,766       $7,140,649
                                     =============    ==============    ==============    =============    =============









The accompanying notes are an integral part of these financial statements.

                      REDWOOD MORTGAGE INVESTORS VI
                    (A California Limited Partnership)
                        STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001AND 2000 (unaudited)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                  ------------------------------
                                                      2001                2000
                                                  ------------     -------------

Cash flows from operating activities:
  Net income                                        $326,197            $362,939
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for doubtful accounts                     6,792              30,391
   Provision for Losses (recovery) on real estate
     held for sale                                         0                 550
   Early withdrawal penalty credited to income       -10,449             -13,446
   (Increase) decrease in assets:
      Accrued interest & advances                    -67,145             -80,605
   Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                0              13,423
      Deferred Interest on loans                           0             -15,676
                                                 ------------      -------------
    Net cash provided by operating activities        255,395             297,576
                                                 ------------      -------------

Cash flows from investing activities:
  Principal collected on loans                     1,863,950           1,110,352
  Loans made                                      -1,103,266          -1,672,861
  Additions to real estate held for sale            -547,580             -65,215
  Dispositions of real estate held for sale           60,345                   0
                                                ------------       -------------
    Net cash provided by (used in) investing
      activities                                     273,449            -627,724
                                                ------------       -------------

Cash flows from financing activities:
 Partners withdrawals                               -598,899            -793,632
 Note receivable - Redwood Mortgage Corp.            125,000             220,093
                                                ------------       -------------
    Net cash provided by (used in) financing
      activities                                    -473,899            -573,539
                                                ------------       -------------

Net increase (decrease) in cash                       54,945            -903,687

Cash - beginning of period                           354,860           1,120,295
                                                ------------       -------------

Cash - end of period                                $409,805            $216,608
                                                ============       =============



The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VI, (the "Partnership") is a California Limited Partnership, of which the General Partners are Michael R. Burwell and Gymno Corporation, a California corporation partially owned and operated by the individual General Partner. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., (Redwood Mortgage), an affiliate of the General Partners. The offering of partnership units was closed with contributed capital totaling $9,772,594.

     Each  month's   income  is   distributed   to  partners  based  upon  their
proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

     A. Sales Commissions - Formation Loan Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds were paid by Redwood Mortgage Corp. an affiliate of the General Partners that arranges and services the loans. To finance the sales commissions, the Partnership loaned to Redwood Mortgage Corp. $623,255 (the "formation loan") relating to contributed capital of $9,772,594. The formation loan was unsecured, and was repaid without interest, over 10 years, commencing December 31, 1989. The last payment was made in 1998.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

C. Loans, Secured by Deeds of Trust

     The Partnership has both the intent and ability to hold the loans to maturity, i.e., held for long-term investment. They are therefore valued at cost for financial statement purposes with interest thereon being accrued by the simple interest method.

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than the recorded investment and related amounts due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows. As of September 30, 2001 and at December 31, 2000 and 1999, reductions in the cost of loans categorized as impaired by the Partnership totaled $159,090, $159,090 and $283,249, respectively. The reduction in stated value was accomplished by increasing the allowances for doubtful accounts.

     As presented in Note 9 to the financial statements as of September 30, 2001, the average loan to appraised value of security at the time the loans were consummated was 70.63%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of September 30, 2001 and December 31, 2000 was as follows:

                                           September 30,            December 31,
                                              2001                     2000
                                        -----------------       ----------------

Costs of properties                          $1,587,786               $1,240,579
Reduction in value                             -442,736                 -472,996
                                        -----------------       ----------------

Fair value reflected in financial
  statements                                 $1,145,050                 $767,583
                                        =================       ================

F. Income Taxes

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

G. Organization and Syndication Costs

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including applicable legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees.

H. Allowance for Doubtful Accounts

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired loans, unspecified loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 2001 and December 31, 2000 was as follows:
                                         September  30,           December  31,
                                              2001                    2000
                                         --------------        ----------------

Impaired loans                               $159,090               $159,090
Unspecified loans                              26,793                 20,000
Accounts receivable, unsecured                 82,362                 82,362
                                         --------------        ----------------
                                             $268,245               $261,452
                                         ==============        ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

A. Mortgage Brokerage Commissions

     Mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the loans were limited to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, thus, not an expense of the Partnership. Such commissions totaled $33,206, $45,164, $46,527 and $36,700 for the nine months through September 30, 2001, and for the years ended December 31, 2000, 1999, and 1998, respectively.

B. Loan Servicing Fees

     Monthly loan servicing fees are paid to Redwood Mortgage up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Loan servicing fees of $31,757, $48,557, $50,150, and $70,630, were incurred for nine months through September 30, 2001, and for the years ended December 31, 2000, 1999, and 1998, respectively.

C. Asset Management Fee

     The General Partners are authorized to receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% (3/8 of 1% annually). Management fees of $6,879, $9,780, $10,626, and $6,640 were incurred during nine months through September 30, 2001, and for the years 2000, 1999, and 1998, respectively.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
F. Operating Expenses

     The General Partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. As of September 30, 2001, and in the years 2000, 1999, and 1998, clerical costs totaling $21,763, $19,647, $21,748, and $24,440, respectively, were reimbursed to Redwood Mortgage Corp. and are included in expenses in the Statements of Income.

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

     Notwithstanding the above, in order to provide a certain degree of liquidity to the Limited Partners, the General Partners will liquidate a Limited Partner's entire capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. Such liquidations shall, however, be subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums otherwise could have been withdrawn pursuant to the liquidation procedure set forth above. The 10% early withdrawal penalties were received by the Partnership, and a portion of the sums collected as such penalties were applied toward the next installment(s) of principal under the formation loan owed to the Partnership by Redwood Mortgage Corp. Such portion was determined by the ratio between the initial amount of formation loan and the total amount of other organization and syndication costs incurred by the Partnership in this offering. The balance of any such early withdrawal penalties shall be retained by the Partnership for its own account and applied against syndication costs. Since the syndication costs have been fully amortized as of December 31, 1993, and the formation loan was paid in 1998, the early withdrawal penalties paid in the future will be credited to income for the period received.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

NOTE  5 - NOTE RECEIVABLE - REDWOOD MORTGAGE CORP.

     Redwood Mortgage Corp., an affiliate of the General Partners, which arranges and services the loans of the Partnership, has subsidized loan losses on certain identified properties of the Partnership in the form of a note receivable, which has been paid in full. The note had an interest rate of 8%. If the identified properties ultimately recover from their write-downs, Redwood Mortgage Corp. will be credited or reimbursed up to the amount of the note.


NOTE 6 - LEGAL PROCEEDINGS

     In the normal course of business the Partnership may become involved in various types of legal proceedings such as assignments of rents, bankruptcy proceedings, appointments of receivers, unlawful detainers, judicial foreclosures, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or to protect/recoup its investment from the real property secured by the deeds. As of the date hereof, the Partnership is a defendant along with numerous other defendants, including a developer, contractor, and other lenders, in a lawsuit involving a homeowners' association's attempt to recover "damages" for alleged faulty construction. Management anticipates that the ultimate outcome of the legal matters will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                             September 30,          December 31,
                                                  2001                 2000
                                            --------------        --------------

Net assets - Partners' Capital per
   financial statements                       $7,140,649            $7,423,800

Allowance for doubtful accounts                  268,245               261,452
                                            --------------        --------------

Net assets tax basis                          $7,408,894            $7,685,252
                                            ==============        ==============

     In 2000, approximately 73% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash  equivalents - The carrying amount equals fair value. All
amounts,   including   interest-bearing   accounts   are  subject  to  immediate
withdrawal.

     (b) Loans (see note 2 (c))-Loan carrying values were $4,919,661 at September 30, 2001. The fair value of these investments of $5,206,839 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The loans are secured by recorded deeds of trust. At September 30, 2001, there were 26 loans outstanding with the following characteristics:

Number of loans outstanding                                                  26
Total loans outstanding                                              $4,919,661

Average loan outstanding                                               $189,218
Average loan as percent of total                                           3.85%
Average loan as percent of Partners' Capital                               2.65%

Largest loan outstanding                                             $1,376,117
Largest loan as percent of Partners' Capital                              19.27%
Largest loan as percent of total loan                                     27.97%

Number of counties where security is located (all California)                10
Largest percentage of loans in one county                                 37.92%
Average loan to appraised value of security at time
     loan was consummated                                                 70.63%
Number of loans in foreclosure                                                1

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


     The following categories of loans were held at September 30, 2001 and December 31, 2000:

                                              September 30,         December 31,
                                                 2001                  2000
                                            -----------------    ---------------

First Trust Deeds                               $3,774,023           $4,011,117
Second Trust Deeds                               1,081,774            1,385,496
Third Trust Deeds                                   63,864              173,963
                                            ----------------     ---------------
  Total loans                                    4,919,661            5,570,576
Prior liens due other lenders                    5,552,516            8,467,477
                                            ----------------     ---------------
  Total debt                                   $10,472,177          $14,038,053
                                            ================     ===============

Appraised property value at time of loan       $14,826,199          $20,364,599
                                            ================     ===============

Total investments as a percent of
  appraisals                                         70.63%               68.93%
                                            ================     ===============
Investments by Type of Property

Owner occupied homes                              $683,700             $755,014
Non-Owner occupied homes                           182,086              672,518
Apartments                                         565,861              575,407
Commercial                                       3,488,014            3,567,637
                                            ----------------     ---------------
                                                 4,919,661           $5,570,576
                                            ================     ===============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001




Scheduled maturity dates are as follows:

                         Year Ending
                         December 31,                                Amount
                      -------------------                       ----------------

                             2001                                     $2,969,134
                             2002                                        340,257
                             2003                                        587,282
                             2004                                        533,700
                             2005                                         40,125
                          Thereafter                                     449,163
                                                                ----------------
                                                                      $4,919,661
                                                                ================

     The scheduled maturities for 2001 include $2,783,033 in loans, which are past maturity at September 30, 2001. $2,468,705 of those loans were categorized as delinquent over 90 days.

     The cash  balance at  September  30, 2001 of $409,805  was in one bank with
interest  bearing  balances  totaling  $390,156.   The  balances  exceeded  FDIC
insurance limits (up to $100,000 per bank) by $309,805.

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     As of September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On September 30, 2001, the Partnership's net capital totaled $7,140,649.

     The Partnership began funding loans in October 1987. The Partnership's loans outstanding for the years ended December 31, 1998, 1999, 2000, and nine months through September 30, 2001 were $7,969,735, $5,282,773, $5,570,576, and
$4,919,661 respectively. The decrease in loans outstanding from December 31, 1998 to September 30, 2001, was due primarily to the Partnership utilizing loan payoffs to meet Limited Partner capital liquidations, line of credit pay-down, uninvested cash in loans and an increase in Real Estate Owned or in process. During the years 1998, 1999, 2000, and nine months through September 30, 2001, loan principal collections exceeded Limited Partner liquidations.

     Between the fall of 1999 and January, 2001, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with eight successive cuts, ranging from .25% to .50%. The latest cut being October 2, 2001, which reduced the Federal Funds Rate to 2.5%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, the General Partners anticipate that interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners anticipate that rates charged by the Partnership to its borrowers will be somewhat lower than the first half of 2001. The General Partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments and new funds, which are being generated from Partnership unit sales, occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, the General Partners believe that the average loan portfolio interest rate will decline approximately .25% to .50% over the remainder of the year. Nevertheless, based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the General Partners' experience, the General Partners anticipate that the annualized yield will range between 5.75% and 6.25% for the remainder of 2001.

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

     The Partnership's operating results and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty-four years. Foreclosures are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of September 30, 2001, there was one property in foreclosure. As of September 30, 2001 the Partnership's Real Estate Owned account balance was $1,145,050. This account had a balance of $169,922, $133,300 and $767,583 as of December 31, 1998, 1999, and
2000, respectively. The increase was due to acquisition and paying off the first lien holder of a commercial property through foreclosure recorded as REO in process in December 1999. As of September 30, 2001 the Partnership disposed of one of its other pieces of real estate owned property through sale.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties, and amortization and pay-off of notes. Currently, this amount exceeds Partnership expenses and earnings and Partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

     The General Partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, REO expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, loan loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $180,054, $437,558, $193,427, and $6,792 as provision for doubtful accounts for the years ended December 31, 1998, 1999, 2000, and nine months through September 30, 2001, respectively. The decrease in the provision in 1998 reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. The increase in allowance for 1999 and 2000 was to build up reserve for any potential loss in the future. The Partnership acquired a piece of property through foreclosure in 2000. In anticipation of this event, the Partnership carried $668,132 in its balance sheet as Real Estate Owned in Process as of December 31, 1999. This investment was reclassified into Real Estate Owned in the year 2000. Management believes that reserves previously set aside in anticipation of this acquisition are adequate. The modest increase to $6,792 in doubtful accounts provision for the nine months through September 30, 2001 is due to Managements belief that the current overall reserve balances of $268,245 are adequate and additional reserves set aside are not currently warranted.

     The Partnership makes loans primarily in Northern California. As of September 30, 2001, approximately 77%, ($3,802,420) of the loans held by the Partnership were in the four San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area.

     The United States Economy had slowed from the robust Gross Domestic Product growth levels of 4.2% in 1999 and 5.0% in 2000 to a growth rate of 1.2%, and .7% in the 1st and 2nd quarters to a decrease of .4% in the 3rd quarter of 2001. Additionally, the United States was attacked by terrorists on September 11, 2001. Management is deeply saddened by the loss of life and property from these attacks and is outraged at the perpetrators. Our thoughts and prayers go out to all those who have been affected by this horrific event. President Bush has declared war on the terrorists, and the United States has begun military actions in Afghanistan in response. The terrorist attacks occurred on the East Coast of the United States far removed from the operations of the Partnership. The
Partnership was not affected directly by these attacks. Indirectly, the Partnership will feel the effects of the attacks. The terrorist attacks have caused a further slowing of the United States economy, the extent of this slow down and it's longevity is not yet known. Key to the Partnership is the ability of borrowers to make the payments associated with their respective loans. In response to the slow down in the United States economy, the Federal Reserve has acted as noted primarily through reductions in the Federal Funds rates to stimulate the United States economy. Their interest rate cuts have lowered the Federal Funds rate form 6.5% to 2.5% or 66.67% over the course of 2001.

     Like the rest of the nation, the San Francisco Bay Area has also felt the slow down in economic growth. The technology companies of Silicon Valley, and now the airline industry, the tourism industry and other industries are feeling the effects of the overall US economy slowdown, which include lower earnings, losses and layoffs. The Northern California real estate market and particularly the San Francisco Bay Area real estate marketplace experienced increases in values of over 10% in 1999 and 2000.

     Throughout 2000, in the San Francisco Bay Area residential marketplace, offers for residential real estate were often at or above asking price. The residential market has slowed and is returning to a more normal market, wherein buyers and sellers negotiate the terms of a sale without undue influence from other buyers desiring the property. This has resulted in longer listing and transaction times. According to Dataquick Information Systems, August 2001, residential real estate sales were 14.5% lower than the previous year, with the six San Francisco Bay Area counties experiencing residential sales transactions down between 7.0% and 29.1%. In spite of the lower number of transactions, the median sales price for resale homes increased by 4% from the previous year with variances of between minus 4.2% to a positive 16.7% for the six San Francisco Bay Area Counties. The General Partners believe, mid-priced and lower-end homes have continued to increase in value, although at a reduced rate from 2000, while the high end homes have begun to decrease in value. The Partnership may experience higher delinquencies due to layoffs or from borrowers who need to sell their homes in order to repay their debt not anticipating currently existing transaction times. Significant foreclosures and the take back of the real estate security have not significantly manifested themselves as borrowers have been able to handle their own financial affairs.

     For commercial properties vacancy rates continued to increase as space absorption has slowed and sub lease space has been put on the market. C.B. Richard Ellis, reports office vacancy in the San Francisco Bay Area at an approximately 14% level as of the 3rd quarter 2001. County variances range from 10.1% to 17.2% of total availability. Lease rates are down as landlords attempt to attract tenants. "Despite the current conditions, many feel the cycle will not be as deep as those seen during the 80's and 90's, where new supply, not decreased demand, drove corrections." The Partnership may experience delinquencies in its commercial portion of the portfolio if landlord's existing leases expire or space becomes available through business failures or the completion of building renovations.

     The Partnership had an average loan to value ratio computed as of the date the loan was made of 70.63%, as of September 30, 2001. This did not account for any changes in property values for loans, which were acquired by the Partnership during 1997, 1998, 1999, and 2000 when Northern California Real Estate substantially increased in value. This low loan to value will assist the Partnership in weathering downturns in real estate values if they materialize in the coming months.

     On April 6, 2001, Pacific Gas and Electric (PG&E) California's biggest public utility company filed for Chapter 11 bankruptcy. The full effect of PG&E's bankruptcy is unknown. Stockholders, other utility companies and banks that loaned PG&E millions of dollars were particularly hit hard. When a company like PG&E goes bankrupt, it has a ripple effect. This has not only affected the hi-tech and manufacturing industries, professional and commercial businesses, transportation and utilities sectors, but every household and individual as a whole. The crisis, which means higher costs to consumers, could adversely affect the economy, employment and the Partnership's lending in its commercial sector. The state government, PG&E and others are working diligently to solve the power crisis in California. The likely result is that electric and natural gas will cost consumers more than ever before. This may have some effect upon real estate values as demand for real estate could be reduced as companies make long term plans to locate in areas without power delivery problems and lower cost power availability.

     The Partnership's interest in land located in East Palo Alto, CA was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $98,817, $80,142, $20,377 and $ 0, for the nine months ended September 30, 2001 and the years ended December 31, 2000, 1999, and 1998, respectively, has been invested with that of two other partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners. The General
Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. The efforts of the General Partners to subdivide the land have met with success. The arsenic contaminated portion of the property has been delivered to the party responsible for the arsenic contamination. The remaining land will be made available for development or sale by the Partnership. The General Partners believe this to be a good result for the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1998, 1999 and 2000, and nine months through September 30, 2001, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $235,837, $217,526, $192,356, and $121,392, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1998, 1999, and 2000, and nine months through September 30, 2001, to Limited Partners' capital accounts and not withdrawn, was $271,543, $298,174, $280,794, and $201,543, respectively.
As of December 31, 1998, 1999, and 2000, Limited Partners electing to withdraw earnings represented 43%, 42% and 41% respectively, of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1998, 1999, and 2000, and nine months through September 30, 2001, $122,069, $128,295, $200,417, and
$130,611, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1998, 1999, 2000, and September 30, 2001, respectively, and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1998, 1999, 2000, and nine months through September 30, 2001, $938,040, $847,067, $686,923, and $354,083,
respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity. The General Partners expect a portion of the Limited Partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1992) through year twelve (2000) and nine months through September 30, 2001, is shown hereunder, which confirms the General Partners theory on the liquidation habits of the Limited Partners:

                                    Years ended December 31,

                          1992              1993             1994              1995                      1996
                  -------------     -------------    -------------     -------------    ----------------------
Earnings              $323,037          $377,712         $303,014          $303,098                  $294,678
Capital               *232,370          *528,737         *729,449          *892,953                *1,183,099
                  -------------     -------------    -------------     -------------    ----------------------
Total                 $555,407          $906,449       $1,032,463        $1,196,051                $1,477,777
                  =============     =============    =============     =============    ======================


                                                                                             Nine months
                                                                                                ended
                          1997              1998             1999              2000      September 30, 2001
                  -------------    --------------    -------------     -------------    ----------------------
Earnings              $257,670          $235,837         $217,526          $192,356                  $121,392
Capital             *1,297,410        *1,060,109         *975,362          *887,340                  *484,694
                  -------------    --------------    -------------     -------------    ----------------------
Total               $1,555,080        $1,295,946       $1,192,888        $1,079,696                  $606,086
                  =============    ==============    =============     =============    ======================

*These amounts represent gross of early withdrawal penalties.

     After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership, retired effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. Under Russ' stewardship Redwood Mortgage Investor's VI originally raised $9,772,594 in Limited Partner Capital contributions and at September 30, 2001 had $7,140,649 in remaining Partners' Capital.

     Over the last few years, Russ has been passing along his duties and responsibilities to the remaining General Partners and certain senior executives. The General Partners are Mr. Michael Burwell and Gymno Corporation, a California Corporation. Mr. Michael Burwell has been a General Partner of Redwood Mortgage Investors VI since its inception and has been employed by Redwood Mortgage Corp, an affiliate of the Partnership, since 1979. The Partnership through the remaining General Partners and the employees of its affiliate Redwood Mortgage Corp., is well prepared for Russ' departure and looks forward to emulating the steady consistent returns that the Limited Partners have enjoyed during Russ' tenure.

     In some cases in order to satisfy Broker Dealers and other reporting requirements, the General Partners have valued the limited partners' interest in the Partnership on a basis which utilizes a per unit system of calculation, rather than based upon the investors' capital account. This information has been reported in this manner in order to allow the Partnership to integrate with certain software used by the Broker Dealers and other reporting entities. In those cases, the Partnership will report to Broker Dealers, Trust Companies and others a "reporting" number of units based upon a $1.00 per unit calculation. The number of reporting units provided will be calculated based upon the Limited Partner's capital account value divided by $1.00. Each investor's capital account balance is set forth periodically on the partnership account statement provided to investors. The reporting units are solely for Broker Dealers requiring such information for their software programs and do not reflect actual units owned by a limited partner or the limited partners' right or interest in cash flow or any other economic benefit in the Partnership. Each investor's capital account balance is set forth periodically on the Partnership account statement provided to investors. The amount of Partnership earnings each investor is entitled to receive is determined by the ratio that each investor's capital account bears to the total amount of all investor capital accounts then outstanding. The capital account balance of each investor should be included on any NASD member client account statement in providing a per unit estimated value of the client's investment in the Partnership in accordance with NASD Rule 2340.

     While the General Partners have set an estimated value for the Partnership units, such determination may not be representative of the ultimate price realized by an Investor for such units upon sale. No public trading market exists for the Partnership's units and none is likely to develop. Thus, there is no certainty that the units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled "Risk Factors - Purchase of Units is a long term investment").

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

     The following compensation has been paid to the General Partners and their affiliates for services rendered during the nine months ended September 30, 2001. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving         Description of Compensation
Compensation                 and Services Rendered                        Amount

--------------------   -------------------------------------------     ---------
I.
Redwood Mortgage         Loan Servicing Fee for servicing loans          $31,757
Corp.

General Partners
&/or Affiliates          Asset Management Fee for managing assets         $6,879

General Partners         1% interest in profits                           $3,262


     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage         Mortgage Brokerage Commissions for services
Corp.                    in connection with the review, selection,
                         evaluation, negotiation, and extension of the
                         loans paid by the borrowers
                         and not by the Partnership                      $33,206

Redwood Mortgage         Processing and Escrow Fees for services in
Corp.                    connection with notary, document preparation,
                         credit investigation, and escrow fees payable by
                         the borrowers and not by the Partnership         $1,750

Gymno Corp. Inc.         Reconveyance Fee                                   $722





     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME. . . . . . . . . . . . . . . . . . . . . . .         $21,763

     As of September 30, 2001, a summary of the Partnership's loan portfolio is set forth below.

Loans as a Percentage of Total Loans


First Trust Deeds                                         $3,774,023.36
Appraised Value of Properties                              5,013,260.40
   Total Investment as a % of Appraised Value                    75.28%

First Trust Deeds                                          3,774,023.36
Second Trust Deed Loans                                    1,081,774.37
Third Trust Deed Loans                                        63,863.76
                                                    --------------------
                                                           4,919,661.49

First Trust Deeds due other Lenders                        5,477,923.00
Second Trust Deeds due other Lenders                          74,593.00
                                                    --------------------

Total Debt                                               $10,472,177.49

   Appraised Property Value                              $14,826,199.40
   Total Investments as a % of Appraised Value                    70.63%


Number of Loans Outstanding                                          26


Average loan                                                $189,217.75
Average loan as a % of loans outstanding                           3.85%
Largest loan outstanding                                   1,376,117.03
Largest loan as a % of loans outstanding                          27.97%


Loans as a Percentage of Total Loans

First Trust Deeds                                                 76.71%
Second Trust Deeds                                                21.99%
Third Trust Deeds                                                  1.30%
                                                    --------------------
                                                                 100.00%
Total

Loans by Type of Property:                   Amount             Percent

Owner Occupied Homes                      $683,700.00             13.90%
Non-Owner Occupied Homes                   182,085.65              3.70%
Apartments                                 565,861.55             11.50%
Commercial                               3,488,014.29             70.90%
                                      ----------------      ------------
Total                                    4,919,661.49            100.00%

     The following is a distribution of loans outstanding as of September 30, 2001 by Counties.

Santa Clara                $1,865,585.51            37.92%
Alameda                       997,786.50            20.28%
San Mateo                     518,668.81            10.54%
Sacramento                    509,182.55            10.35%
San Francisco                 420,379.00             8.55%
Stanislaus                    177,121.56             3.60%
Tuolumne                      170,000.00             3.46%
Placer                        138,456.63             2.81%
Shasta                         78,851.91             1.60%
Sonoma                         43,629.02              .89%
                      -------------------      ------------

Total                      $4,919,661.49           100.00%




Statement of Condition of Loans:

         Number of Loans in Foreclosure                                1

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

                               Not Applicable

         Item 5.           Other Information

                               Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

                                Not Applicable

(b)      Form 8-K

                               Form 8-K was filed on February 7, 2000, relating
                           to a change by the Partnership's accountants in accounting firms. Another Form 8-K was filed on February 13, 2001, relating to the subsequent change by the Partnership's accountants to another accounting firm. On April 11, 2001, the Partnership filed another Form 8-K regarding D. Russell Burwell's retirement as more fully discussed earlier under "Management Discussion and Analysis" section. An Amended Form 8-K was filed on August 3, 2001 regarding the Partnership's change in Accountants.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 13th day of November 2001.

REDWOOD MORTGAGE INVESTORS VI


By:       /S/ Michael R. Burwell
          ---------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ D. Russell Burwell
                  ---------------------------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 13th day of November 2001.


Signature                              Title                         Date


/S/ Michael R. Burwell
---------------------------
Michael R. Burwell                 General Partner             November 13, 2001


/S/ D. Russell Burwell
---------------------------
D. Russell Burwell         President of Gymno Corporation,     November 13, 2001
                           (Principal Executive Officer);
                            Director of Gymno Corporation

/S/ Michael R. Burwell
---------------------------
Michael R. Burwell         Secretary/Treasurer of Gymno        November 13, 2001
                         Corporation (Principal Financial
                             and Accounting Officer);
                          Director of Gymno Corporation