Form 10-K
period 2001-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 2002-04-01
CIK 811592

REDWOOD MORTGAGE INVESTORS VI
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2001

                                     Part I
                                                                      Page No.
                                                                      --------
Item 1 - Business                                                         3
Item 2 - Properties                                                       4
Item 3 - Legal Proceedings                                                6
Item 4 - Submission of Matters to a Vote of Security
         Holders (Partners)                                               6

                                     Part II

Item 5 - Market for the Registrant's "Limited Partnership Units"
         and Related Unitholder Matters                                   6
Item 6 - Selected Financial Data                                          7
Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9
Item 8 - Financial Statements and Supplementary Data                     13
Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                             32

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant             33
Item 11 - Executive Compensation                                         33
Item 12 - Security Ownership of Certain Beneficial Owners
          and Management                                                 34
Item 13 - Certain Relationships and Related Transactions                 34

                                     Part IV


Item 14 - Exhibits, Financial Statements and  Schedules, and
          Reports of Form 8-K                                            34

Signatures                                                               35

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

       For the year ended December 31, 2001 Commission File number 33-12519
--------------------------------------------------------------------------------

                       REDWOOD MORTGAGE INVESTORS VI
--------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            California                                            94-3031211
-----------------------------                                  -----------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
 incorporation or organization)

 650 El Camino Real #G, Redwood City, CA                              94063
--------------------------------------------              ----------------------
 (address of principal executive offices)                          (zip code)

  Registrant's telephone number including area code               (650) 365-5341
----------------------------------------------------      ----------------------

Securities registered pursuant to Section 12 (b) of the Act:                None

 Title of each class                  Name of each exchange on which registered
---------------------------       ----------------------------------------------
          None                                             None
--------------------------------------------------------------------------------

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

     The partnership was formed in September, 1987, with an approved 120,000 Units of $100 each ($12,000,000). The Units were offered on a "best efforts" basis through broker/dealer member firms of the National Association of Securities Dealers, Inc. It immediately began issuing Units and began investing in loans in October, 1987. The offering terminated in September, 1989, and as of that date 97,725.94 Units were sold realizing proceeds of $9,772,594. At December 31, 2001, the partnership had a balance of loans totaling $4,970,433 with interest rates thereon ranging from 6.50% to 14.75%.

     Currently First Trust Deeds comprise 75.85% of the total amount of loan portfolio. Second Mortgage Trust Deeds comprise 22.86% of loan portfolio and Third Mortgage Trust Deeds comprise 1.29% of the loan portfolio. Owner-occupied homes, combined with non-owner occupied homes, total 18.57% of the loans. Loans to apartments make up 11.31% of the total loans portfolio. Commercial loan origination increased from last year, now comprising 70.12% of the portfolio, an increase of 6.07% from 2000. The past year brought many outstanding low loan to value lending opportunities in the commercial segment of the market. The major concentration of loans, comprising 77.57% of the total loans, are in four counties of the San Francisco Bay Area. The County of Sacramento makes up 10.20% of the loan portfolio. The balance, as stated on page five of this report, are primarily in Northern California. Currently loan size is averaging $184,090 per loan. Some of the loans are fractionalized between affiliated partnerships with objectives similar to those of the partnership to further reduce risk. Average equity per loan transaction stood at 28.73%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more equity, the more protection for the lender. The partnership's loan portfolio had only three properties in foreclosure as of the end of December 2001, which represents 8.84% of the partnership's loan portfolio. Two of the borrowers are likely to come out of the foreclosure by March 2002, and the other defaulting borrower is in bankruptcy.

Item 2 - Properties

As of December 31, 2001, a summary of the partnership's loan portfolio is set forth below.

Loans as a Percentage of Total Loans


First Trust Deeds                                   $ 3,770,088.60
Appraised Value of Properties                         5,013,260.40
                                               --------------------
   Total Investment as a % of Appraisal                     75.20%
                                               --------------------

First Trust Deeds                                     3,770,088.60
Second Trust Deed Loans                               1,136,480.58
Third Trust Deed Loans                                   63,863.76
                                               --------------------
                                                    $ 4,970,432.94
                                               --------------------
Priority Positions
   First Trust Deeds due other Lenders                5,552,409.00
   Second Trust Deeds due other Lenders                  74,593.00
                                               --------------------

Total Debt                                         $ 10,597,434.94
                                               ====================

   Appraised Property Value                        $ 14,868,548.40
   Total Investments as a % of Appraisal                    71.27%


Number of Loans Outstanding                                     27


Average Investment                                      184,090.11
Average Investment as a % of Net Assets                      2.63%
Largest Investment Outstanding                        1,376,117.03
Largest Investment as a % of Net Assets                     19.63%


Loans as a Percentage of Total Loans                        Percent
---------------------------------------------    -------------------

First Trust Deeds                                            75.85%
Second Trust Deeds                                           22.86%
Third Trust Deeds                                             1.29%
                                                 -------------------
Total                                                       100.00%

Loans by Type of Property                 Amount              Percent
---------------------------------     ----------------     --------------

Owner Occupied Homes                     $ 741,153.70             14.91%
Non-Owner Occupied Homes                   181,952.27              3.66%
Apartments                                 562,015.44             11.31%
Commercial                               3,485,311.53             70.12%
                                      ----------------     --------------
Total                                  $ 4,970,432.94            100.00%
                                      ================     ==============

The following is a distribution of loans outstanding as of December 31, 2001 by Counties.

                             Total Mortgage
       County                 Investments               Percent
---------------------     ---------------------     -----------------

Santa Clara                      $2,025,328.93                40.75%
Alameda                             996,230.25                20.04%
Sacramento                          507,101.20                10.20%
San Francisco                       418,567.94                 8.42%
San Mateo                           415,594.29                 8.36%
Stanislaus                          177,100.64                 3.56%
Tuolumne                            170,000.00                 3.42%
Placer                              138,456.63                 2.79%
Shasta                               78,557.42                 1.58%
Sonoma                               43,495.64                 0.88%
                          ---------------------     -----------------
Total                            $4,970,432.94               100.00%
                          =====================     =================


Statement of Condition of loans:
         Number of Loans in Foreclosure                    3

Scheduled maturity dates of loans as of December 31, 2001 are as follows:

                         Year Ending
                         December 31,

                             2002                           $3,306,702
                             2003                              434,479
                             2004                              741,154
                             2005                               40,125
                             2006                               96,716
                          Thereafter                           351,257
                                                        ---------------
                                                            $4,970,433
                                                        ===============

     The scheduled maturities for 2002 include $2,935,731, representing 59% of the portfolio, which are past maturity at December 31, 2001. $439,311 (8.84% of the loan portfolio) of those loans were categorized as delinquent over 90 days. .. Several of these borrowers were in the process of refinancing the loans through other institutions as this was an opportune time for them to do so and take advantage of lower interest rates. Additionally, the partnership allows borrowers to occasionally continue to make the regular interest payments on debt past maturity for periods of time. The partnership, in most instances, receives the benefit of a higher interest rate than would otherwise be available in the currently existing loan marketplace. Interest payments on three of these loans were delinquent.

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

                                     Part II

Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters

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

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VI began operations in October 1987. Its financial condition and results of operation for five years ended December 31, 2001 were:

                                 Balance Sheets

                                                                                 December 31,
                                                ------------------------------------------------------------------------------------
                                                    2001             2000              1999              1998              1997
                                                -------------    --------------    -------------    ---------------    -------------
Cash                                                $190,414          $354,860       $1,120,295           $299,775          $331,143

Loans
  Loans, secured by deeds of trust                 4,970,433         5,570,576        5,282,773          7,969,735         8,104,984
  Loans, unsecured                                    82,362            82,362                -             23,775           161,414

Interest and other receivables
  Accrued interest on loans                          751,673           664,292          706,841            717,719           617,456
  Advances on loans                                  197,946           133,647          137,930            162,083           127,519

Less allowance for doubtful accounts               (462,489)         (261,452)        (303,249)          (202,344)          (28,614)

Investment in partnership                                  -                 -                -                  -           708,141
Note receivable- Redwood Mortgage Corp               188,000           125,000          300,000                  -                 -
Real estate owned (REO), net                       1,185,380           767,583          133,300            169,922           309,319
Real estate owned in process                               -                 -          668,132                  -                 -
                                                -------------    --------------    -------------    ---------------    -------------
     Total assets                                 $7,103,719        $7,436,868       $8,046,022         $9,140,665       $10,331,362
                                                =============    ==============    =============    ===============    =============


                        Liabilities and Partners' Capital

Liabilities
  Notes payable - bank line of credit              $       -         $       -       $        -           $390,000          $899,011
 Accounts payable                                     20,261            13,068                -             22,668               898
  Deferred interest on loans                          74,022                 -           15,676             20,463                 -
                                                -------------    --------------    -------------    ---------------    -------------
     Total liabilities                                94,283            13,068           15,676            433,131           899,909
                                                =============    ==============    =============    ===============    =============

Partners' capital
  Limited partners' capital, subject
    to redemption                                  6,999,670         7,414,034        8,020,580          8,697,768         9,421,687
    General partners' capital                          9,766             9,766            9,766              9,766             9,766
                                                -------------    --------------    -------------    ---------------    -------------

    Total partners' capital                        7,009,436         7,423,800        8,030,346          8,707,534         9,431,453
                                                -------------    --------------    -------------    ---------------    -------------

    Total liabilities and partners' capital       $7,103,719        $7,436,868       $8,046,022         $9,140,665       $10,331,362
                                                =============    ==============    =============    ===============    =============




                              Statements of Income

                                                                                     December 31,
                                                    --------------------------------------------------------------------------------
                                                       2001            2000             1999             1998              1997
                                                    -----------    -------------    -------------    --------------    -------------

Gross revenue                                         $735,900         $785,209       $1,086,317          $871,861       $1,036,596
Expenses                                               309,248          307,280          565,408           359,356          507,409
                                                    -----------    -------------    -------------    --------------    -------------
Net income                                            $426,652         $477,929         $520,909          $512,505         $529,187
                                                    ===========    =============    =============    ==============    =============


Net income: to general partners (1%)                    $4,267           $4,779           $5,209            $5,125           $5,292
                     to limited partners (99%)         422,385          473,150          515,700           507,380          523,895
                                                    -----------    -------------    -------------    --------------    -------------

                                                      $426,652         $477,929         $520,909          $512,505         $529,187
                                                    ===========    =============    =============    ==============    =============

Net income per $1,000 invested by limited partners for entire period:
  - where income is retained and compounded                $59              $62              $62               $56              $53
                                                    ===========    =============    =============    ==============    =============

  -where partner receives income in monthly
     distributions                                         $58              $60              $61               $55              $52
                                                    ===========    =============    =============    ==============    =============

     The annualized yield for 1999 was 6.24%, for 2000 the annualized yield was 6.22%, and for 2001 the annualized yield was 5.95%. The annualized yield from inception through December 31, 2001, was 7.16%.

Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements.

     Some of the information in the Form 10-K may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2001 includes forward looking statements and predictions about possible of future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

     As of September 2, 1989, the partnership had sold 97,725.94 Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On December 31, 2001, the partnership's net capital totaled $7,009,436.

     The partnership began funding loans in October 1987. The partnership's loans outstanding for the years ended December 31, 1999, 2000, and 2001 were $5,282,773, $5,570,576, and $4,970,433 respectively. The decrease in loans outstanding from December 31, 1999 to December 31, 2001, was due primarily to the partnership utilizing loan payoffs to meet limited partner capital liquidations, line of credit pay-down, uninvested cash in loans and an increase in Real Estate Owned or in process. During the years 1999, 2000, and 2001, loan principal collections exceeded limited partner liquidations.

     Beginning the fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with eleven successive cuts, ranging from .25% to .50%. The latest cut being December 11, 2001, which reduced the Federal Funds Rate to 1.75%. In late January 2002, the Federal Reserve met and did not change interest rates signaling that it may take a wait and see course before making any further interest rate changes. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot at this time predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .25% to .50% over the year 2002. Nevertheless, based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 5.75% and 6.25% for the year 2002.

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

     The partnership's operating results and delinquencies are within the normal range of the general partners expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of December 31, 2001, there were three properties in foreclosure totaling $439,311 or 8.84% of the loan portfolio. As of December 31, 2001 the partnership's real estate owned account balance was $1,185,380. This account had a balance of $133,300, $767,583, and $1,185,380 as of December 31, 1999, 2000, and 2001, respectively.
The increase was due to acquisition and paying off the first lien holder of a commercial property through foreclosure recorded as REO in process in December 1999. As of December 31, 2001 the partnership disposed of one of its other pieces of real estate owned property through sale.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties, and amortization of principal and loan pay-offs. Currently, this amount exceeds partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, REO expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, loan loss reserves and allowance for doubtful accounts are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided $437,558, $193,427, and $201,036 as provision for doubtful accounts for the years ended December 31, 1999, 2000, and 2001, respectively. The increase in allowance for 1999, 2000, and 2001 was to build up reserve for any potential loss in the future. The partnership acquired a piece of property through foreclosure in 2000. In anticipation of this event, the partnership carried $668,132 in its balance sheet as Real Estate Owned in Process as of December 31, 1999. This investment was reclassified into Real Estate Owned in the year 2000. Management believes that reserves previously set aside in anticipation of this acquisition are adequate. The modest incremental increase of $7,609 in doubtful accounts provision for the year 2001 is due to Managements belief that the current overall reserve balances of $462,489 are adequate and additional reserves set aside are not currently warranted.

     The partnership makes loans primarily in Northern California. As of December 31, 2001, approximately 78%, ($3,855,721) of the loans held by the partnership were in the four San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     The Northern California residential real estate market and particularly the San Francisco Bay Area residential real estate market experienced increases in values of over 10% in 1999 and 2000, respectively. In 2001, the residential real estate marketplace slowed, this has resulted in longer listing and transaction times and lower market prices in some segments. The California Association of Realtors reported in November 2001 that the statewide median home price had reached its highest point ever with a median home price of $278,740 up 11.2% from a year earlier and 2.4% higher than in October of 2001. It also reported that overall volume of home sales slipped 12.4% from the year earlier. In spite of these California wide higher home prices, the San Francisco Bay Area experienced median sales prices through October of 2001 of between minus 4.2% to a positive 16.7% for resale homes. In spite of these numbers the general partners believe that lower-end and mid-priced homes have continued to increase in value, although at a reduced rate from 2000, while high end homes have begun to decrease in value. This situation is showing some signs of a turnaround. Inventories of homes available for sale have decreased sharply from their highs in the spring of 2001. For example, the supply of "for sale" homes, condominiums and townhomes in Santa Clara County peaked the week of May 25, 2001, at more than 5,700, according to Coldwell Banker Northern California statistics. As of
January 18, 2002, fewer than 2,500 homes were "for sale" countywide. Other counties in the San Francisco Bay Area offer similar statistics. The number of single-family home sales in Santa Clara County was 962 for December 2001 which is the greatest number of homes sold since records became public in 1984. The reduction in inventories and the strong sales may indicate that the buyer's market that prevailed throughout most of 2001 may be coming to an end and may indicate that a recovery is underway. A stabilization of residential home prices or a recovery in home prices is good for the partnership since we depend more heavily than banks and other similar credit type lenders on the value of a property.

     Commercial  property  vacancy  rates have  continued  to climb with the San
Francisco Bay Area office market surpassing 15% as a whole according to BT Commercial Real Estate and Grubb and Ellis Co. As a result, rents have dropped about 40% from last year's highs, giving up nearly all the gains made during the past three years. Though vacancy rates have leaped from 2 percent in the third quarter of 2000 to 15% at the end of 2001, landlords are bearing only about half the pain, since nearly half the office space being offered is for sublease, meaning landlords generally are still collecting money from the original tenants. To the partnership the higher overall vacancy rates may mean that we experience greater delinquencies in its commercial portion of the portfolio if landlord's existing leases expire or space becomes available through business failures.

     The partnership had an average loan to value ratio computed as of the date the loan was made of 71.27%, as of December 31, 2001. This did not account for any changes in property values for loans, which were acquired by the partnership during 1997, 1998, 1999, and 2000 when Northern California Real Estate substantially increased in value. This low loan to value will assist the partnership in weathering downturns in real estate values if they materialize in the coming months.

     The partnership's interest in land located in East Palo Alto, CA was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The partnership's basis of $128,443, $80,142, and $20,377, for the years ended December 31, 2001, 2000, and 1999, respectively, has been invested with that of two other partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners. The general partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the partnership. The efforts of the general partners to subdivide the land have met with success. The arsenic contaminated portion of the property has been delivered to the party responsible for the arsenic contamination. The remaining land will be made available for development or sale by the partnership. The general partners believe this to be a good result for the partnership.

     At the time of subscription to the partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1999 2000, and 2001, the partnership made distributions of earnings to limited partners after allocation of syndication costs of $217,526, $192,356, and $164,787, respectively. Distribution of earnings to limited partners after allocation of syndication costs for the years ended December 31, 1999, 2000, and 2001, to limited partners' capital accounts and not withdrawn, was $298,174, $280,794, and $257,598, respectively. As of December 31, 1999,
2000, and 2001, limited partners electing to withdraw earnings represented 42%, 41%, and 36%, respectively, of the limited partners outstanding capital accounts.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1999, 2000, and 2001, $128,295, $200,417, and $187,804, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 1999, 2000, and 2001, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1999, 2000, and 2001, $847,067, $686,923, and $484,158, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the partnership capital again tends to increase.

Actual liquidation of both capital and earnings from year five (1992) through year thirteen (2001), is shown hereunder, which confirms the general partners theory on the liquidation habits of the limited partners:

                                    Years ended December 31,

                      1992              1993             1994              1995              1996
                  -------------     -------------    -------------     -------------    ----------------
Earnings              $323,037          $377,712         $303,014          $303,098            $294,678
Capital               *232,370          *528,737         *729,449          *892,953          *1,183,099
                  -------------     -------------    -------------     -------------    ----------------
Total                 $555,407          $906,449       $1,032,463        $1,196,051          $1,477,777
                  =============     =============    =============     =============    ================



                      1997             1998              1999              2000              2001
                  -------------    --------------    -------------     -------------    ----------------
Earnings              $257,670          $235,837         $217,526          $192,356            $164,787
Capital             *1,297,410        *1,060,109         *975,362          *887,340            *671,962
                  -------------    --------------    -------------     -------------    ----------------
Total               $1,555,080        $1,295,946       $1,192,888        $1,079,696            $836,749
                  =============    ==============    =============     =============    ================

*These amounts represent gross of early withdrawal penalties.

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

Item 8 - Financial Statements and Supplementary Data


A- Financial Statements

The following financial statements of Redwood Mortgage Investors VI are included in Item 8:

o       Independent Auditors' Report
o       Balance Sheets - December 31, 2001, and December 31, 2000
o       Statements of Income for the three years ended December 31, 2001
o Statements of Changes in Partners' Capital for the three years ended December 31, 2001
o       Statements of Cash Flows for the three years ended December 31, 2001
o       Notes to Financial Statements

B. - Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Investors VI are included in Item 8.

o        Schedule II     Valuation and Qualifying Accounts
o        Schedule IV     Mortgage Loans on Real Estate

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Parternship)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1855 Olympic Boulevard, Suite 225
                             Walnut Creek, CA 94596
                                 (925) 939-8500



                          INDEPENDENT AUDITORS' REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VI
REDWOOD CITY, CALIFORNIA

     We have audited the accompanying balance sheet of REDWOOD MORTGAGE INVESTORS VI (A California Limited Partnership) as of December 31, 2001 and 2000 and the related statements of income, changes in partners' capital and cash flows for the two years then ended. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedules are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VI as of December 31, 2001 and 2000, and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                            /s/ ARMANINO McKENNA LLP






Walnut Creek, California
February 28, 2002

                        Caporicci, Cropper & Larson, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                           1575 Treat Blvd, Suite 208
                             Walnut Creek, CA 94596
                                 (925) 932-3860



                          INDEPENDENT AUDITORS' REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VI
REDWOOD CITY, CALIFORNIA

     We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VI (A California Limited Partnership) listed in Item 8 on form 10-K including the accompanying statements of income, changes in partners' capital and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VI operations and cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


                              /s/ A. Bruce Cropper
                             Caporicci, Cropper & Larson, LLP










Walnut Creek, California
March 15, 2000

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                          DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                     2001                 2000
                                                --------------       -----------

Cash                                              $ 190,414            $ 354,860
                                                --------------       -----------

Loans
  Loans, secured by deeds of trust                4,970,433            5,570,576
  Loans, unsecured                                   82,362               82,362
                                                --------------       -----------
                                                  5,052,795            5,652,938
  Less allowance for doubtful accounts              370,612              261,452
                                                --------------       -----------
       Net loans                                  4,682,183            5,391,486
                                                --------------       -----------
Interest and other receivables
  Accrued interest and late fees                    761,473              664,292
  Advances on loans                                 197,946              133,647
                                                --------------       -----------
       Total interest and other receivables         959,419              797,939
                                                --------------       -----------

Note receivable - Redwood Mortgage Corp.            178,200              125,000
Real estate owned, held for sale, net
  of allowance                                    1,093,503              767,583
                                                --------------       -----------

       Total assets                            $  7,103,719           $7,436,868
                                                ==============       ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities
  Accounts payable                                $  20,261            $  13,068
  Deferred interest                                  74,022                    -
                                                --------------       -----------
          Total liabilities                          94,283               13,068
                                                --------------       -----------

Partners' capital
  Limited partners' capital, subject
     to redemption                                6,999,670            7,414,034
  General partners' capital                           9,766                9,766
                                                --------------       -----------
    Total partners' capital                       7,009,436            7,423,800
                                                --------------       -----------

    Total liabilities and partners' capital      $7,103,719           $7,436,868
                                                ==============       ===========




The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


                                                                           YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                  2001                2000              1999
                                                              -------------       -------------     --------------
Revenues
  Interest - deeds of trust                                       $512,383           $ 597,996          $ 743,319
  Interest - interest bearing accounts                              12,927              17,021             14,086
  Interest on promissory note                                        4,912              16,091                  -
  Late charges, prepayment penalties, and fees                      27,478              29,101             28,912
  Mortgage servicer subsidy                                        178,200             125,000            300,000
                                                              -------------       -------------     --------------
                                                                   735,900             785,209          1,086,317
                                                              -------------       -------------     --------------

Expenses
  Loan servicing fees                                               41,406              48,557             50,150
  Asset management fees                                              9,115               9,780             10,626
  Clerical costs through Redwood Mortgage Corp.                     28,156              19,647             21,748
  Interest and line of credit costs                                      -                   -             14,714
  Provisions for losses on loans
      and real estate acquired through foreclosure                 201,036             193,427            437,558
  Professional services                                             19,866              25,462             18,068
  Other                                                              9,670              10,407             12,544
                                                              -------------       -------------     --------------
                                                                   309,249             307,280            565,408
                                                              -------------       -------------     --------------
Net income                                                        $426,651           $ 477,929          $ 520,909
                                                              =============       =============     ==============

Net income
   General partners (1%)                                          $  4,266            $  4,779           $  5,209
   Limited partners (99%)                                          422,385             473,150            515,700
                                                              -------------       -------------     --------------
                                                                  $426,651            $477,929           $520,909
                                                              =============       =============     ==============

Net income per $1,000 invested by limited partners for entire period:
  -where income is reinvested and compounded                           $59                 $62                $62
                                                              =============       =============     ==============

  -where partner receives income in monthly distributions              $58                 $61                $61
                                                              =============       =============     ==============













The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, and 1999

                                      Limited          General
                                     Partners         Partners            Total
                                   -------------    ------------    ------------

Balances at December 31, 1998        $8,697,768         $9,766        $8,707,534

   Net income                           515,700          5,209           520,909
   Early withdrawal penalties          (10,028)              -          (10,028)
   Partners' withdrawals            (1,182,860)         (5,209)      (1,188,069)
                                   -------------    ------------    ------------

Balances at December 31, 1999         8,020,580          9,766         8,030,346

   Net income                           473,150          4,779           477,929
   Early withdrawal penalties          (16,335)              -          (16,335)
   Partners' withdrawals             (1,063,361)        (4,779)      (1,068,140)
                                   -------------    ------------    ------------

Balances at December 31, 2000         7,414,034          9,766         7,423,800
   Net income                           422,385          4,266           426,651
   Early withdrawal penalties           (15,024)             -          (15,024)
   Partners' withdrawals               (821,725)        (4,266)        (825,991)
                                   -------------    ------------    ------------

Balances at December 31, 2001        $6,999,670        $  9,766      $ 7,009,436
                                   =============    ============    ============















The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


                                                                        YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------
                                                               2001               2000               1999
                                                           -------------      --------------     -------------
Cash flows from operating activities
  Net income                                                   $426,651            $477,929          $520,909
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Provision for doubtful accounts                            201,037              34,738           442,480
     Provision for losses (recovery) on real
            estate held for sale                                                    158,689           (4,922)
                                                                      -
     Early withdrawal penalties credited to income             (15,024)             (16,335)         (10,028)

         Change in operating assets and liabilities
                  Accrued interest and advances               (161,480)            (24,769)         (200,903)
                  Accounts payable and accrued expenses          7,192               13,068          (22,668)
                  Deferred interest on loans                    74,022             (15,676)           (4,787)
                                                           -------------      --------------     -------------
Net cash provided by operating activities                       532,398             627,644           720,081
                                                           -------------      --------------     -------------

Cash flows from investing activities
    Principal collected on loans                              2,548,178           2,058,681         2,859,900
    Loans made                                              (1,838,265)         (2,434,422)         (922,936)
    Payments for real estate held for sale                       60,872           (129,557)          (24,112)
    Proceeds on sale of real estate held for sale             (588,438)               5,359            65,656
                                                           -------------      --------------     -------------

Net cash provided by (used in) investing activities            182,347             (499,939)         1,978,508
                                                           -------------      --------------     -------------

Cash flows from financing activities
    Payments on notes                                          125,000              300,000         (390,000)
    Partners' withdrawals                                     (825,991)         (1,068,140)       (1,188,069)
    Note receivable - Redwood Mortgage Corp.                  (178,200)           (125,000)         (300,000)
                                                           -------------      --------------     -------------

Net cash used in financing activities                         (879,191)           (893,140)       (1,878,069)
                                                           -------------      --------------     -------------

Net increase (decrease) in cash                               (164,446)           (765,435)           820,520
Cash - beginning of year                                       354,860            1,120,295           299,775
                                                           -------------      --------------     -------------
Cash - end of year                                             $190,414            $354,860        $1,120,295
                                                           =============      ==============     =============
Cash paid for interest                                               $0                  $0           $14,714
                                                           =============      ==============     =============


The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VI, (the "partnership") is a California Limited Partnership, of which the general partners are Michael R. Burwell and Gymno Corporation, a California corporation owned and operated on an equal 50/50% basis by Michael R Burwell and by D. Russell Burwell, a former general partner. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners. The offering of partnership units was closed with contributed capital totaling $9,781,366.

     Each  month's   income  is   distributed   to  partners  based  upon  their
proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (units sold by general partners) to 10% of gross proceeds were paid by Redwood Mortgage Corp. an affiliate of the general partners that arranges and services the loans. To finance the sales commissions, the partnership loaned to Redwood Mortgage Corp. $623,255 (the "Formation Loan") relating to the contributed capital of $9,781,366. The formation loan was unsecured, and was repaid without interest, over 10 years, commencing December 31, 1989. The last payment was made during 1998.

B. Other Organizational and Offering Expenses

     Organizational and offering expenses, other than sales commissions, including printing costs, attorney and accountant expenses, and other costs, paid by the partnership from the offering proceeds totaled $360,885 or 3.69% of the gross proceeds contributed by the limited partners. Such costs have been fully amortized and allocated to the limited partners.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Accrual Basis

     Revenues and expenses are accounted for on the accrual basis of accounting wherein income is recognized as earned and expenses are recognized as incurred. Once a loan is categorized as impaired, interest is no longer accrued thereon. Any subsequent payments on impaired loans are applied to the outstanding balances on the partnership's books.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

C. Loans, Secured by Deeds of Trust

     The partnership has both the intent and ability to hold the loans to maturity, i.e., held for long-term investment. They are therefore valued at cost for financial statement purposes with interest thereon being accrued by the effective interest method.

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than the recorded investment and related amounts due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows.

     At December 31, 2001 and 2000, there were loans categorized as impaired by the partnership of $2,467,891 and $2,469,505, respectively. In addition the impaired loans have accrued interest and advances totaling $828,967 and $744,127 at December 31, 2001 and 2000. The decrease in the carrying value of the impaired loans of $287,985, and $159,090 at December 31, 2001 and 2000, respectively is included in the allowance for doubtful accounts. The average recorded investment in the impaired loans was $2,468,698, $2,470,686, and $2,471,869 for the years ended December 31, 2001, 2000, and 1999, respectively. During the year ended December 31, 2001 and 2000, $189,690 and $158,761 was received as cash payments on these loans, respectively.

     As presented in Note 10 to the financial statements as of December 31, 2001, the average loan to appraised value of security at the time the loans were consummated at December 31, 2001 and 2000 was 71.27 and 68.93% respectively. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, this loan to value ratio tends to minimize reductions for impairment.

D. Cash and Cash Equivalents

     The partnership considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.

     The partnership maintains deposits in financial institutions that are in excess of amounts that would be covered by federal insurance. The maximum amount of loss based upon the deposits held in the bank that could result from this risk at December 31, 2001 and 2000 is approximately $130,439 and $154,860 respectively.

E. Real Estate Owned, Held for Sale

     Real estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell:
                                                      December 31,
                                         ---------------------------------------
                                                2001                   2000
                                          ---------------          -------------

Costs of properties                        $1,627,696                $1,240,579
Reduction in value                           (534,193)                 (472,996)
                                          ---------------          -------------

Fair value reflected in
     financial statements                   1,093,503                  $767,583
                                          ===============          =============

F. Income Taxes

No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.


G. Allowance for Doubtful Accounts

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired loans, unspecified loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 2001 and 2000 was as follows:
                                                            December 31,
                                                --------------------------------
                                                 2001                   2000
                                            ---------------        -------------

Impaired loans                                  $287,985               $159,090
Unspecified loans                                    265                 20,000
Accounts receivable, unsecured                    82,362                 82,362
                                            ---------------        -------------
                                                $370,612               $261,452
                                            ===============        =============

Allowance for Doubtful Accounts Reconciliation:
Activity in the allowance for doubtful accounts is as follows for the years ending December 31:

                                           2001            2000           1999
                                      ------------     -----------   -----------
Beginning Balance                      $261,452         $303,249       $202,344
Provision for bad debt                  109,160           34,738        542,845
Write-off of bad debt                        -           (76,535)      (441,940)
                                      ------------     -----------   -----------
Ending Balance                         $370,612          $261,452      $303,249
                                      ------------     -----------   -----------

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

H. Net Income Per $1,000 Invested

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

I. Late Fee Revenue

     The partnership recognizes late fee revenue when it is earned. Late fees are charged at 6% of the monthly balance, and are accrued net of an allowance for uncollectible late fees. For the year ended December 31, 2001, 2000, and 1999 late fee revenue of $27,748, $29,101, and $28,912, respectively, was recorded.

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees, which are paid to the general partners and/or related parties.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of the loans the partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Such commissions totaled $46,581, $45,164, and $46,527 for the years ended December 31, 2001, 2000 and 1999 respectively.

B. Mortgage Servicing Fees

     Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Mortgage servicing fees of $41,406, $48,556, and $50,150, were incurred for years ended December 31, 2001, 2000 and 1999, respectively.

C. Asset Management Fee

     The general partners receive monthly fees for managing the partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Management fees of $9,115, $9,780, and $10,626 were incurred for the years 2001, 2000, and 1999, respectively.

D. Other Fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. These fees are incurred by the borrowers and paid to the general partners.

E. Income and Losses

     All income and losses are credited or charged to partners in relation to their respective partnership interests. The partnership interest of the general partners (combined) is a total of 1%.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
F. Operating Expenses

     The general partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the partnership for all operating expenses actually incurred by them on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. In 2001, 2000 and 1999, clerical costs totaling $28,156, $19,647, and $21,748, respectively, were reimbursed to Redwood Mortgage Corp. and are included in expenses in the Statements of Income.

G.       Contributed Capital

     The general partners jointly or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. . As of December 31, 1989, a general partner, GYMNO Corporation, had contributed $9,772, 1/10 of 1% of limited partner contributions in accordance with the Partnership Agreement.

NOTE 4 - OTHER PARTNERSHIP PROVISIONS

A. Term of the Partnership

     The term of the partnership is approximately 40 years, unless sooner terminated as provided. The provisions provided for no capital withdrawal for the first five years, subject to the penalty provision set forth in (D) below. Thereafter, partners have the right to withdraw over a five-year period, or longer.

B. Election to Receive Monthly, Quarterly or Annual Distributions

     Upon subscriptions, investors elected either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound for at least a period of 5 years. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor's election to have cash distributions is irrevocable.

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

     Notwithstanding the above, in order to provide a certain degree of liquidity to the limited partners, the general partners will liquidate a limited partner's entire capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. Such liquidations shall, however, be subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums otherwise could have been withdrawn pursuant to the liquidation procedure set forth above. The 10% early withdrawal penalties collected by the partnership are currently credited to income since the syndication costs have been fully allocated and the formation loan has been entirely paid.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

NOTE  5 - NOTE RECEIVABLE - REDWOOD MORTGAGE CORP.

     Redwood Mortgage Corp., an affiliate of the general partners which arranges and services the loans of the partnership, has subsidized certain loan losses of the partnership in the form of a note receivable. The note bears interest at 8% and will be paid over a three-year period to the extent that partnership losses occur relative to certain identified properties. If the identified properties recover from their write-downs, Redwood Mortgage Corp. will be credited or reimbursed up to the amount of the note receivable. Mortgage servicer subsidies for the years 2001, 2000, and 1999 were $178,200, $125,000, and $300,000, respectively.


NOTE 6 - LEGAL PROCEEDINGS

     The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

NOTE 7 - INCOME TAXES

The following reflects a reconciliation from net assets (partners' capital) reflected in the financial statements to the tax basis of those net assets:


                                                          December 31,
                                                --------------------------------
                                                  2001                  2000
                                               ----------             ----------

Net assets - partners' capital
    per financial statements                 $7,009,436              $7,423,800

Allowance for doubtful accounts                 370,612                 261,452
                                          ---------------         --------------
Net assets tax basis                         $7,380,048              $7,685,252
                                          ===============         ==============

     In 2001 and 2000, approximately 73% and 73%, respectively, of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash  equivalents - The carrying amount equals fair value. All
amounts,   including   interest-bearing   accounts   are  subject  to  immediate
withdrawal.

     (b) Loans - (see note 2 (c)) carrying value was $4,970,433 and $5,570,576 at December 31, 2001 and 2000 respectively. The fair value of these investments of $5,036,556 and $5,639,252 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The loans are secured by recorded deeds of trust. At December 31, 2001 and 2000, there were 27 and 31 loans outstanding, respectively, with the following characteristics:

                                                           2001          2000
                                                          ------        ------
Number of loans outstanding                                   27            31
Total loans outstanding                               $4,970,433    $5,570,576

Average loan outstanding                                $184,090      $179,696
Average loan as percent of total                           3.70%         3.23%
Average loan as percent of partners' capital               2.63%         2.42%

Largest loan outstanding                              $1,376,117    $1,376,117
Largest loan as percent of total                          27.69%        24.70%
Largest loan as percent of partners' capital              19.63%        18.54%

Number of counties where security is located
   (all California)                                           10             9
Largest percentage of loans in one county                 40.75%        38.75%
Average loan to appraised value of security
    at time loan was consummated                          71.27%        68.93%

Number of loans in foreclosure                                 3             2
Amount of loans in foreclosure                          $439,311      $354,195

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


The following categories of loans were held at December 31, 2001 and 2000:

                                                          December 31,
                                                --------------------------------
                                                    2001              2000
                                               -------------      --------------
First Trust Deeds                             $  3,770,088          $ 4,011,117
Second Trust Deeds                               1,136,481            1,385,496
Third Trust Deeds                                   63,864              173,963
                                               -------------      --------------
  Total loans                                    4,970,433            5,570,576
Prior liens due other lenders                    5,627,002            8,467,477
                                               -------------      --------------
  Total debt                                  $ 10,597,435          $14,038,053
                                               =============      ==============

Appraised property value at time of loan      $ 14,868,548          $20,364,599
                                               =============      ==============

Total investments as a percent of appraisals         71.27%               68.93%
                                               =============      ==============

Investments by type of property

Owner occupied homes                            $   741,154          $  755,014
Non-owner occupied homes                            181,952             672,518
Apartments                                          562,015             575,407
Commercial                                        3,485,312           3,567,637
                                               -------------      --------------
                                               $  4,970,433         $ 5,570,576
                                               =============      ==============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Scheduled maturity dates of loans as of December 31, 2001 are as follows:

                         Year Ending
                         December 31,
                      -------------------
                             2002                                  $ 3,306,702
                             2003                                      434,479
                             2004                                      741,154
                             2005                                       40,125
                             2006                                       96,716
                          Thereafter                                   351,257
                                                              -----------------
                                                                   $ 4,970,433
                                                              =================

     The scheduled maturities for 2002 include eight loans totaling $2,935,731 (59%) which are past maturity at December 31, 2001. Of these loans, three loans totaling $439,311 (8.84%) were categorized as delinquent over 90 days.

     The cash  balance at December  31,  2001 of  $230,439  was in one bank with
interest  bearing  balances  totaling  $167,312.   The  balances  exceeded  FDIC
insurance limits (up to $100,000 per bank) by $130,439.

Workout Agreements

     The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of December 31, 2001. As of December 31, 2001 the partnership had approximately 8 loans totaling $2,652,764 of which 5 of these totaling $2,401,070 were paid off by March 15, 2002.

SCHEDULE II

                          REDWOOD MORTGAGE INVESTORS VI

                        VALUATION AND QUALIFYING ACCOUNTS

Col. A              Col. B                    Col. C                Col. D                 Col. E
Description         Balance                 Additions             Deductions              Balance at
                    Beginning          ---------------------       Describe             End of Period
                    of Period
                                          (1)          (2)
                                       Charged     Charged to
                                         to         Other
                                       Costs  &    Accounts
                                       Expenses    Describe
Year Ended
12/31/01

Deducted from
Asset
Accounts:

Allowance for
Doubtful
     Accounts         $261,452           $109,160       $-               $- (b)
                                                                                           $370,612

Cumulative
write-down of
Real Estate
   held for
   Sale (REO)       $473,710 (a)         $91,913        $-      $(31,430) (b)                $534,193
                    --------------     -----------    -----    -----------------    --------------------

Total               $735,162(a)         $201,073        $-      $(31,430) (b)                $904,805
                    ==============     ===========    =====     =================    ====================



Note (a) - The beginning balance (Col B) includes $287,548 write down of Real Estate in the process of becoming REO at December 31,1999.

Note (b) - Write-offs of loans/properties during the year.

SCHEDULE IV

                                                 MORTGAGE LOANS ON REAL ESTATE.
                                                RULE 12-29 LOANS ON REAL ESTATE

 Col. A     Col. B     Col. C       Col. D         Col. E         Col. F           Col. G         Col. H     Col. I      Col. J
  Desc.   Interest   Final        Periodic     Prior Liens    Face Amount of      Carrying      Principal    Type      Geographic
            Rate %    maturity     Payment                     Loan (original   Amount of Loan   Amount of    of Lien     County
                        Date        Terms                          amount)                         Loans                 Location
                                                                                                 Subject to
                                                                                                 Delinquent
                                                                                                 Principal
                                                                                                or Interest
---------- ---------- ---------- ------------- --------------- ---------------- --------------- ------------- -------- -------------

Comm.     14.75%  09/01/95     $2,241.96       $250,000.00    $185,000.00      $176,471.62             -        2nd   San Mateo
Apts.      6.50%  05/01/06        540.83        89,904.00      100,000.00        96,716.11     27,582.33        2nd   Sacramento
Comm.     10.00%  12/01/98      5,046.04                -      575,000.00       563,881.68             -        1st    Alameda
Comm.      7.00%  12/01/03      1,151.48       562,500.00       99,172.75        81,121.58     56,422.52        2nd    Alameda
Comm.     12.00%  02/01/99     14,025.12                -    1,376,117.03     1,376,117.03             -        1st  Santa Clara
Apts.      7.00%  02/10/05        234.06        80,250.00       40,125.00        40,125.00             -        2nd San Francisco
Comm.      9.00%  05/10/02        670.52                -       83,333.33        78,557.42             -        1st     Shasta
Comm.     12.00%  02/01/11        756.11                -       63,000.00        50,372.60             -        1st    Alameda
Res.       8.00%  09/18/03        166.58                -       22,701.51        21,455.93             -        1st     Sonoma
Res.       8.00%  09/30/03        170.67                -       23,259.09        22,039.71             -        1st     Sonoma
Comm.     12.00%  02/01/99        508.40     1,279,200.00       49,200.00        49,200.00             -        2nd  Santa Clara
Apts.      7.00%  08/01/02      1,545.83                -      265,000.00       260,228.74             -        1st   Sacramento
Apts       7.00%  08/01/03      1,022.35                -      153,660.00       147,999.38             -        1st   Sacramento
Apts.      9.00%  02/01/99         38.42       153,534.00        5,122.00         2,156.97             -        2nd   Sacramento
Apts.     13.00%  11/01/03        759.15       341,094.00       60,000.00        14,789.24             -        2nd San Francisco
Comm.     11.50%  05/01/99      3,113.39                -      314,000.00       300,854.39     37,360.68        1st    Alameda
Res.      12.00%  05/01/01        745.93       600,000.00       74,592.87        74,592.87             -        2nd     Placer
Comm.     10.00%  12/01/03      1,276.47                -      145,454.55       144,916.12      5,105.88        1st   Stanislaus
Comm.     10.00%  12/01/01        283.66       208,012.00       32,323.23        32,184.52             -        2nd   Stanislaus
Land      12.00%  12/01/01      3,307.50                -      330,750.00       330,750.00             -        1st  Santa Clara
Res       13.00%  05/01/01        691.86       674,593.00       63,863.76        63,863.76             -        3rd     Placer
Res       11.00%  02/01/04      3,380.22                -      363,700.00       363,653.70             -        1st San Francisco
Comm.     11.50%  06/01/09      1,901.36        42,294.00      192,000.00       191,622.67             -        2nd   San Mateo
Comm.     10.00%  07/01/11        997.47                -      109,768.75       109,261.90             -        1st  Santa Clara
Res       11.50%  07/01/01      1,629.17       502,305.00      170,000.00       170,000.00             -        2nd    Tuolumne
Res       11.00%  11/01/04        485.42       127,188.91      285,000.00        47,500.00             -        2nd   San Mateo
Res       11.00%  12/01/04      1,466.69       716,126.57      250,000.00       160,000.00             -        2nd  Santa Clara
                          -----------------------------------------------------------------------------
                              $48,156.66    $5,627,001.48   $5,432,143.87    $4,970,432.94   $126,471.41
                          =============================================================================

     Notes: Loans classified as impaired had principal balances totaling $2,467,891. Impaired loans are defined as loans where the costs of related balances exceeds the anticipated fair value less costs to collect. Interest is no longer accrued thereon.

     Amounts reflected in column G (carrying amount of loans) represents both costs and the tax basis of the loans.

Schedule IV

Reconciliation of carrying amount (cost) of loans at close of periods

                                                               Year ended December 31,
                                              ----------------------------------------------------------
                                                  2001                  2000                  1999
                                              --------------       ---------------      -----------------
Balance at beginning of year                   $5,570,576              $5,282,773             $7,969,735
                                            --------------         ---------------      -----------------
Additions during period:
  New loans                                     1,838,266               2,434,422                922,936
  Other                                           109,769                       -                      -
                                                                   ---------------      -----------------
                  Total Additions              $1,948,035              $2,434,422               $922,936
                                            --------------         ---------------      -----------------


Deductions during period:
  Collections of principal                      2,548,178               2,058,681              2,859,900
  Foreclosures                                          -                       -                499,999
  Cost of loans sold                                    -                       -
  Amortization of Premium                               -                       -                      -
  Other                                                 -                  87,938                249,999
                                            --------------         ---------------      -----------------
                  Total Deductions              2,548,178               2,146,619              3,609,898
                                            --------------         ---------------      -----------------

Balance at close of year                       $4,970,433              $5,570,576             $5,282,773
                                            ==============         ===============      =================


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Bruce and/or John Cropper (the Croppers) have been performing audit and accounting services to the general partners of the partnership and their affiliates for over 17 years. They have been providing auditing and accounting services to the partnership for the past 15 years through the following CPA firms: 1987-1998 - Parodi & Cropper, CPA's; 1999 - Caporicci, Cropper & Larson, LLP and 2000-2001 - Armanino McKenna LLP.


     Bruce and John Cropper were shareholders in Cropper Accountancy Corp. through December 31, 2000.

     Cropper Accountancy was a partner in the firm of Parodi & Cropper from 1987 until April of 1998. In May of 1998, Cropper Accountancy Corp., formed a partnership with Caporicci & Larson creating a new firm with offices in Irvine and Walnut Creek, California. The Parodi & Cropper firm was dissolved.

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

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant.

     The partnership has no Officers or Directors. Rather, the activities of the partnership are managed by the two general partners of which one individual is Michael R. Burwell. The second general partner is Gymno Corporation, a California corporation, formed in 1986. Mr. Burwell is one of the two shareholders of Gymno Corporation, a California corporation, on an equal (50-50) basis.


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

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2001. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving       Description of Compensation                    Amount
Compensation           and Services Rendered
----------------       ---------------------------                -------------
I.
Redwood Mortgage       Loan Servicing Fee for
Corp.                  servicing loans Investments                      $41,406

General Partners
 &/or Affiliates       Asset Management Fee for managing assets          $9,115

General Partners       1% interest in profits                            $4,266


II.FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL
  PARTNERS WITH THE  PARTNERSHIP  (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage      Mortgage Brokerage Commissions for services in
Corp.                 connection with the review, selection, evaluation,
                      negotiation, and extension of the loans paid by the
                      borrowers and not by the partnership              $46,581

Redwood Mortgage      Processing and Escrow Fees for services in
Corp.                 connection with notary, document preparation,
                      credit investigation, and escrow fees payable by
                      the borrowers and not by the partnership           $2,300

Gymno Corporation,
Inc.                  Reconveyance Fee                                     $804


III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED
     IN THE STATEMENT OF INCOME                                         $28,156

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


                                     Part IV

Item 14 - Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(A)      Documents filed as part of this report:

         1. The Financial Statements are listed in Part II, Item 8 under A-Financial Statements.

         2. The Financial Statement Schedules are listed in Part II, Item 8 under B-Financial Statement Schedules.

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

(C)      See (A) 3 above

(D) See (A) 2 above. Additional reference is made to prospectus (S-11) dated September 3, 1987 to pages 56 through 59 and supplement #6 dated May 16, 1989 pages 16-18, for financial data related to Gymno Corpora-tion, a general partner.


                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 26th day of March, 2002.

REDWOOD MORTGAGE INVESTORS VI

By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner




          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell, President, Secretary &
                  Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 26th day of March, 2002.

Signature                                Title                          Date


/S/ Michael R. Burwell
----------------------
Michael R. Burwell                 General Partner               March 26, 2002




/S/ Michael R. Burwell
----------------------
Michael R. Burwell          President, Secretary & Chief         March 26, 2002
                             Financial Officer of Gymno
                            Corporation (Principal Financial
                                and Accounting Officer);
                             Director of Gymno Corporation