Form 10-Q
period 2002-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 2002-05-15
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                 March 31, 2002
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

YES                      NO                      NOT APPLICABLE       XX
     --------------         ----------------                      --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
           MARCH 31, 2002 (unaudited) and DECEMBER 31, 2001 (audited)
                                     ASSETS

                                                 March 31,          December 31,
                                                    2002                2001
                                               --------------     --------------
                                                 (unaudited)          (audited)

Cash                                               $ 561,872           $ 190,414
                                               --------------     --------------

Loans
  Loans, secured by deeds of trust, held
     to maturity                                   5,763,508           4,970,433
  Loans, unsecured                                         -              82,362
                                               --------------     --------------
                                                   5,763,508           5,052,795
  Less allowance for loan losses                   (438,423)           (370,612)
                                               --------------     --------------
       Net loans                                   5,325,085           4,682,183
                                               --------------     --------------

Interest and other receivables
  Accrued interest and late fees                      41,038             761,473
  Advances on loans                                  108,726             197,946
                                               --------------     --------------
       Total interest and other receivables          149,764             959,419
                                               --------------     --------------

Note receivable - Redwood Mortgage Corp.             178,200             178,200
Real estate owned, held for sale, net
    of allowance                                     841,791           1,093,503
                                               --------------     --------------

       Total assets                               $7,056,712          $7,103,719
                                               ==============     ==============


                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities
  Accounts payable                                $  33,853            $  20,261
  Deferred interest                                  70,026               74,022
                                               ------------         ------------
    Total liabilities                               103,879               94,283
                                               ------------         ------------

Partners' capital
  Limited partners' capital, subject
      to redemption                               6,943,067            6,999,670
  General partners' capital                           9,766                9,766
                                               ------------         ------------
    Total partners' capital                       6,952,833            7,009,436
                                               ------------         ------------

    Total liabilities and partners' capital      $7,056,712           $7,103,719
                                               ============         ============




The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001 (unaudited)


                                                 THREE MONTHS ENDED MARCH 31,
                                             -----------------------------------
                                                  2002                  2001
                                             --------------        -------------
Revenues
  Interest - on loans                             $248,547             $ 135,443
  Interest - interest bearing accounts               1,157                 1,133
  Interest on promissory note                            -                 5,065
  Late charges, prepayment penalties,
    and fees                                        25,472                 1,436
                                             --------------        -------------
                                                   275,176               143,077
                                             --------------        -------------

Expenses
  Loan servicing fees                               87,078                 9,963
  Asset management fees                              2,196                 2,326
  Clerical costs through Redwood
    Mortgage Corp.                                   5,954                 7,712
  Provisions for losses on loans and
    real estate acquired through
    foreclosure                                     67,811                     -
  Professional services                             12,508                 7,970
  Other                                              1,836                 2,591
                                             --------------        -------------
                                                   177,383                30,562
                                             --------------        -------------

Net income                                         $97,793             $ 112,515
                                             ==============       ==============

Net income
   General partners (1%)                            $  978              $  1,125
   Limited partners (99%)                           96,815               111,390
                                             --------------        -------------
                                                   $97,793              $112,515
                                             ==============        =============

Net income per $1,000 invested by
 limited partners for entire period:
  -where income is reinvested and
    compounded                                         $14                   $15
                                             ==============        =============

  -where partner receives income in
    monthly distributions                              $14                   $15
                                             ==============        =============








The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE YEARS ENDED DECEMBER 31, 2001, and 2000 (audited)
                and THREE MONTHS ENDED MARCH 31, 2002 (unaudited)

                                       Limited        General
                                      Partners        Partners         Total
                                    ------------    ------------   -------------
Balances at December 31, 1999         $8,020,580         $ 9,766      $8,030,346

   Net income                            473,150           4,779         477,929

   Early withdrawal penalties           (16,335)               -        (16,335)

   Partners' withdrawals             (1,063,361)         (4,779)     (1,068,140)

                                    ------------    ------------   -------------

Balances at December 31, 2000          7,414,034           9,766       7,423,800

   Net income                            422,385           4,266         426,651

   Early withdrawal penalties           (15,024)               -        (15,024)

   Partners' withdrawals               (821,725)         (4,266)       (825,991)
                                    ------------    -------------  -------------

Balances of December 31, 2001         6,999,670            9,766       7,009,436

   Net income                            96,815              978          97,793

   Early withdrawal penalties           (2,273)                -         (2,273)

   Partners' withdrawals              (151,145)            (978)       (152,123)
                                    ------------    -------------  -------------

Balances of March 31, 2002           $6,943,067         $  9,766     $ 6,952,833
                                    ============    =============  =============






The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001 (unaudited)


                                                   THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------
                                                    2002               2001
                                                 ------------      -------------
Cash flows from operating activities
  Net income                                         $ 97,793          $ 112,515
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Provision for loan losses                         67,811                  -

     Early withdrawal penalties credited to
          income                                      (2,273)            (4,024)
     Change in operating assets and liabilities
        Accrued interest and advances                 684,364           (16,637)

        Accounts payable and accrued expenses          13,592                  -
        Deferred interest on loans                      3,996                  -
        Pre-paid expenses                                   -            (1,830)
                                                  -----------      -------------

Net cash provided by operating activities             865,283             90,024
                                                  -----------      -------------

Cash flows from investing activities
    Principal collected on loans                      553,497            614,195
    Loans made                                      (896,911)          (497,184)
    Payments for real estate held for sale            (3,479)          (116,165)
    Proceeds on sale of real estate held
         for sale                                       5,191             59,060
                                                  -----------      -------------

Net cash provided by (used in) investing
  activities                                        (341,702)             59,906
                                                  -----------      -------------

Cash flows from financing activities
    Partners' withdrawals                           (152,123)          (221,554)
    Note receivable - Redwood Mortgage Corp.                -             48,564
                                                  -----------      -------------

Net cash used in financing activities               (152,123)          (172,990)
                                                  -----------      -------------

Net increase (decrease) in cash                       371,458           (23,060)

Cash - beginning of year                              190,414            354,860
                                                  -----------      -------------

Cash - end of year                                  $ 561,872          $ 331,800
                                                  ===========      =============

Cash paid for interest                              $       -          $       -
                                                  ===========     ==============

The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)


NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VI, (the "partnership") is a California Limited Partnership, of which the general partners are Michael R. Burwell and Gymno Corporation, a California corporation owned and operated on an equal 50/50% basis by Michael R Burwell and by D. Russell Burwell, a former general partner. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners. The offering of partnership units was closed in 1989, with contributed capital totaling $9,772,594.

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

B. Management Estimates

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

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

     At March 31, 2002, December 31, 2001 and 2000, there were loans categorized as impaired by the partnership of $752,619, $2,467,891, and $2,469,505, respectively. In addition the impaired loans have accrued interest and advances totaling ($4,429), $828,967, and $744,127 at March 31, 2002, December 31, 2001
and 2000. During the quarter under review, impaired loans including accrued interest and advances thereon totaling $2,933,698 were paid-off through re-write of new loans. The decrease in the carrying value of the impaired loans of $38,634, $287,985, and $159,090 at March 31, 2002, December 31, 2001 and 2000,
respectively is included in the allowance for loan losses. The average recorded investment in the impaired loans was $752,619, $2,468,698, and $2,470,686, as of March 31, 2002, and for the years ended December 31, 2001, and 2000, respectively. During three months through March 31, 2002, and the years ended December 31, 2001 and 2000, $0, $189,690, and $158,761 was received as cash payments on these loans, respectively.

     As presented in Note 9 to the financial statements, the average loan to appraised value of security at the time the loans were consummated at March 31, 2002 and at December 31, 2001 and 2000 was 81.68%, 71.27%, and 68.93%,
respectively. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, this loan to value ratio tends to minimize reductions for impairment.

D. Cash and Cash Equivalents

     The partnership considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.

     The partnership maintains deposits in financial institutions that are in excess of amounts that would be covered by federal insurance. The maximum amount of loss based upon the deposits held in the bank that could result from this risk at March 31, 2002, and at December 31, 2001 and 2000 was approximately $769,814, $130,439, and $154,860, respectively, gross of uncleared deposits and checks.

E. Real Estate Owned, Held for Sale

     Real estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell:

                                March 31,                  December 31,
                             -------------     ---------------------------------
                                 2002               2001                2000
                             -------------     --------------      -------------

Costs of properties            $ 1,337,372        $ 1,627,696        $ 1,240,579
Reduction in value               (495,581)          (534,193)          (472,996)
                             -------------     --------------      -------------

Fair value reflected in
  financial statements           $ 841,791        $ 1,093,503          $ 767,583
                             =============     ==============      =============

F. Income Taxes

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.


G. Allowance for Loan Losses

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debt to adjust the allowance for loan losses to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable accounts receivable, including impaired loans, unspecified loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for loan losses as of March 31, 2002, December 31, 2001 and 2000 was as follows:

                                    March 31,                December 31,
                                  ------------     -----------------------------
                                     2002              2001              2000
                                  ------------     -----------      ------------

Impaired loans                        $ 38,634       $ 287,985         $ 159,090
Unspecified loans                      399,789             265            20,000
Accounts receivable, unsecured               -          82,362            82,362
                                  ------------     -----------      ------------
                                     $ 438,423       $ 370,612         $ 261,452
                                  ============     ===========      ============

Allowance for Loan Losses Reconciliation:

     Activity in the allowance for loan losses is as follows for the three months ending March 31, 2002, and for the years ending December 31:

                          3 months through
                              March 31,                    December 31,
                          --------------       ---------------------------------
                               2002                2001                2000
                          --------------       -------------       -------------
Beginning Balance              $ 370,612           $ 261,452           $ 303,249
Provision for bad debt            67,811             109,160              34,738
Write-off of bad debt                  -                   -            (76,535)
                          --------------       -------------       -------------
Ending Balance                 $ 438,423           $ 370,612           $ 261,452
                          ==============       =============       =============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

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

I. Late Fee Revenue

     The partnership recognizes late fee revenue when it is earned. Late fees are charged at 6% of the monthly balance, and are accrued net of an allowance for uncollectible late fees. For the three months ended March 31, 2002 and for the years ended December 31, 2001, and 2000 late fee revenue of $160, $27,748, and $29,101, respectively, was recorded.

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees, which are paid to the general partners and/or related parties.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of the loans the partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Such commissions totaled $0, $46,581, and $45,164 at March 31, 2002 and for the years ended December 31, 2001, and 2000, respectively.

B. Mortgage Servicing Fees

     Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Mortgage servicing fees of $87,078, $41,406, and $48,556, were incurred for the three months through March 31, 2002, and for years ended December 31, 2001, and 2000, respectively.

C. Asset Management Fee

     The general partners receive monthly fees for managing the partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Management fees of $2,196, $9,115, and $9,780were incurred for the three months through March 31, 2002, and for the years 2001, and 2000, respectively.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)
F. Operating Expenses

     The general partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the partnership for all operating expenses actually incurred by them on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During three months through March 31, 2002, and for the years 2001, and 2000, clerical costs totaling $5,954, $28,156, and $19,647, respectively, were reimbursed to Redwood Mortgage Corp. and are included in expenses in the Statements of Income.

G. Contributed Capital

     The general partners jointly or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 1989, a general partner, Gymno Corporation, had contributed $9,772, 1/10 of 1% of limited partner contributions in accordance with the Partnership Agreement.

NOTE 4 - OTHER PARTNERSHIP PROVISIONS

     The partnership is a California limited partnership. The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15611 et seq. of the California Corporations Code.

     The general partners are in complete control of the partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership.

     A majority of the outstanding limited partnership interests may, without the permission of the general partners, vote to: (i) terminate the partnership,
(ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership and (iv) remove or replace one or all of the general partners.

     The approval of all limited partners is required to elect a new general partner to continue the partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

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

NOTE  5 - NOTE RECEIVABLE - REDWOOD MORTGAGE CORP.

     Redwood Mortgage Corp., an affiliate of the general partners which arranges and services the loans of the partnership, has subsidized certain loan losses of the partnership in the form of a note receivable. The note bears interest at 8% and will be paid over a three-year period to the extent that partnership losses occur relative to certain identified properties. If the identified properties recover from their write-downs, Redwood Mortgage Corp. will be credited or reimbursed up to the amount of the note receivable. Mortgage servicer subsidies for the years 2001, and 2000, were $178,200, and $125,000, respectively.

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

NOTE 7 - INCOME TAXES

     The following reflects a reconciliation from net assets (partners' capital) reflected in the financial statements to the tax basis of those net assets:

                                   3 months through
                                       March 31,             December 31,
                                     ------------    ---------------------------
                                         2002            2001           2000
                                     ------------    ------------   ------------

Net assets - partners' capital
  per financial statements             $6,952,833      $7,009,436     $7,423,800

Allowance for loan losses                 438,423         370,612        261,452
                                     ------------    ------------   ------------
Net assets tax basis                   $7,391,256      $7,380,048     $7,685,252
                                     ============    ============   ============

     In 2001 and 2000, approximately 73% and 73%, respectively, of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash  equivalents - The carrying amount equals fair value. All
amounts,   including   interest-bearing   accounts   are  subject  to  immediate
withdrawal.

     (b) Loans - (see note 2 (c)) carrying value was $5,763,508, $4,970,433 and $5,570,576 at March 31, 2002, December 31, 2001 and 2000, respectively. The fair value of these investments of $4,986,389, $5,036,556 and $5,639,252 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The loans are secured by recorded deeds of trust. At March 31, 2002, and at December 31, 2001 and 2000, there were 25, 27, and 31 loans outstanding, respectively, with the following characteristics:

                                        March 31,             December 31,
                                       ------------   --------------------------
                                          2002            2001           2000
                                       ------------   -----------    -----------
Number of loans outstanding                      25            27             31
Total loans outstanding                  $5,763,508    $4,970,433     $5,570,576

Average loan outstanding                  $ 230,540     $ 184,090      $ 179,696
Average loan as percent of total              4.00%         3.70%          3.23%
Average loan as percent of partners'
   capital                                    3.32%         2.63%          2.42%

Largest loan outstanding                 $2,103,300    $1,376,117     $1,376,117
Largest loan as percent of total             36.49%        27.69%         24.70%
Largest loan as percent of partners'
   capital                                   30.25%        19.63%         18.54%

Number of counties where security is
   located (all California)                       9            10              9
Largest percentage of loans in one
   county                                    40.38%        40.75%         38.75%
Average loan to appraised value of
   security at time loan was consummated     81.68%        71.27%         68.93%

Number of loans in foreclosure                    1             3              2
Amount of loans in foreclosure             $300,854      $439,311       $354,195




                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)


The following categories of loans were held at March 31, 2002 and at December
31, 2001 and 2000:

                                                            March 31,                       December 31,
                                                        ------------------      --------------------------------------
                                                              2002                   2001                   2000
                                                        ------------------      ----------------       ---------------
First Trust Deeds                                             $ 4,911,516           $ 3,770,088           $ 4,011,117
Second Trust Deeds                                                788,128             1,136,481             1,385,496
Third Trust Deeds                                                  63,864                63,864               173,963
                                                        ------------------      ----------------       ---------------
  Total loans                                                   5,763,508             4,970,433             5,570,576
Prior liens due other lenders                                   3,282,997             5,627,002             8,467,477
                                                        ------------------      ----------------       ---------------
  Total debt                                                  $ 9,046,505           $10,597,435          $ 14,038,053
                                                        ==================      ================       ===============

Appraised property value at time of loan                      $11,075,761           $14,868,548          $ 20,364,599
                                                        ==================      ================       ===============

Total investments as a percent of appraisals                       81.68%                71.27%                68.93%
                                                        ==================      ================       ===============

Investments by type of property

Owner occupied homes                                           $  526,044            $  741,154            $  755,014
Non-owner occupied homes                                          181,804               181,952               672,518
Apartments                                                        558,076               562,015               575,407
Commercial                                                      4,497,584             3,485,312             3,567,637
                                                        ------------------      ----------------       ---------------
                                                              $ 5,763,508           $ 4,970,433           $ 5,570,576
                                                        ==================      ================       ===============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

Scheduled maturity dates of loans as of March 31, 2002 are as follows:

                  Year Ending
                  December 31,
             -----------------------
                      2002                         $ 984,971
                      2003                           350,470
                      2004                           526,044
                      2005                            40,125
                      2006                            96,716
                   Thereafter                      3,765,182
                                         --------------------
                                                 $ 5,763,508
                                         ====================

     The  scheduled  maturities  for 2002 include four loans  totaling  $615,385
(11%) which are past maturity at March 31, 2002. Of these loans, one loan totaling $300,854 (5.22%) was categorized as delinquent over 90 days.

     The bank cash balance at March 31, 2002 of $869,814, before clearing deposits in transit and outstanding checks, was in one bank with interest bearing balances totaling $679,600. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $769,814.

Workout Agreements

     The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of March 31, 2002.



                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 10:  SELECTED FINANCIAL INFORMATION (UNAUDITED)

                                                                    Calendar Quarter
                                              --------------------------------------------------------------
                                                 First           Second           Third           Fourth           Annual
                                              -------------    ------------    -------------    ------------   -------------
Revenues
      2002                                       $ 275,176               -                -               -                -
      2001                                       $ 143,077         142,581          134,603         315,639          735,900
      2000                                       $ 150,583         172,579          158,243         303,804          785,209

Expenses
      2002                                       $ 177,383               -                -               -                -
      2001                                        $ 30,562          34,253           29,249         215,185          309,249
      2000                                        $ 25,204          52,044           41,218         188,814          307,280

Net income allocated to general partners
      2002                                         $   978               -                -               -                -
      2001                                        $  1,125           1,083            1,054           1,004            4,266
      2000                                        $  1,254           1,205            1,170           1,150            4,779

Net income allocated to limited partners
      2002                                        $ 96,815               -                -               -                -
      2001                                       $ 111,390         107,245          104,300          99,450          422,385
      2000                                       $ 124,125         119,330          115,855         113,840          473,150

Net income per $1,000 invested
   where income is
      Reinvested
      2002                                         $    14               -                -               -                -
      2001                                         $    15          $   15           $   14          $   15           $   59
      2000                                         $    15          $   15           $   15          $   17           $   62

      Withdrawn
      2002                                         $    14               -                -               -                -
      2001                                         $    15          $   15           $   14          $   14           $   58
      2000                                         $    15          $   15           $   15          $   16           $   61



NOTE 11:  RECENT PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of business to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The partnership will adopt SFAS No. 144 in fiscal year 2002. Management does not feel that the adoption of this standard will have a material effect on the partnership's results of operations or financial position.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date. Such estimates relate principally to the determination of (1) the allowance for doubtful accounts (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.

     Loans and related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values and to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured).

     Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for doubtful accounts. Actual results could vary from the aforementioned provisions for losses.

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2002 includes forward looking statements and predictions about the possibility of future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

     As of September 2, 1989, the partnership had sold 97,725.94 Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On March 31, 2002, the partnership's net capital totaled $6,952,833.

     The partnership began funding loans in October 1987. The partnership's loans outstanding for the years ended December 31, 2000, and 2001, and for three months through March 31, 2002 were $5,570,576, $4,970,433, and 5,763,508, respectively. The marginal increase in loans outstanding from December 31, 2000 to March 31, 2002, was due primarily to the partnership utilizing loan payoffs and interest receivable collections to fund additional loans. During the years 2000, and 2001, and three months through March 31, 2002, loan principal collections and net income exceeded limited partner liquidations.

     Since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with eleven successive cuts, ranging from .25% to .50%. The latest cut being December 11, 2001, which reduced the Federal Funds Rate to 1.75%. In May 2002, the Federal Reserve met and did not change interest rates. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .25% to .50% over the year 2002. Nevertheless, based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 5.75% and 6.25% for the year 2002.

     The partnership's operating results and delinquencies are within the normal range of the general partners expectations, based upon their experience in managing similar partnerships over the last twenty-five years. Foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of March 31, 2002, there was one property in foreclosure totaling $300,854 or 5.22% of the loan portfolio. As of March 31, 2002 the partnership's real estate owned account balance was $841,791. This account had a balance of $767,583, and $1,093,503 as of December 31, 2000, and 2001, respectively.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties, and amortization of principal and loan pay-offs. Currently, this amount exceeds partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, REO expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, loan loss reserves and allowance for loan losses are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided $193,427, $201,036, and $67,811 as provision for loan losses for the years ended December 31, 2000, and 2001, and three months through March 31, 2002, respectively. The increase in allowance from 2000 through March 31, 2002 was to build up reserve as needed for losses in the future. The partnership acquired a piece of property through foreclosure in 2000. Management believes that reserves previously set aside in anticipation of this acquisition are adequate. The modest provision of $67,811 in doubtful accounts provision for the first quarter of 2002 is due to Managements belief that the current overall reserve balances of $438,423 are adequate and additional reserves set aside are not currently warranted.

     The partnership makes loans primarily in Northern California. As of March 31, 2002, approximately 84%, ($4,821,253) of the loans held by the partnership were in the four San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     The Northern California residential real estate market and particularly the San Francisco Bay Area residential real estate market experienced increases in values of over 10% in 1999 and 2000, respectively. In 2001, the residential real estate marketplace slowed, this has resulted in longer listing and transaction times and lower market prices in some segments. In spite of the U.S. recession, the California Association of Realtors reported that in March 2002 the statewide median home price had reached its highest point ever of $305,940 up 18.8% from a year earlier and 6.3% higher than in February 2002. It also reported that overall volume of pre-owned home sales surged 13.1% from the year earlier. In spite of these numbers the general partners believe that lower-end and mid-priced homes have continued to increase in value, although at a reduced rate from 2000, while high end homes have decreased in value compared to 2001. This situation is showing some signs of a turnaround. Inventories of homes available for sale have decreased sharply from their highs in the spring of 2001. For example, the supply of "for sale" homes, condominiums and townhomes in Santa Clara County peaked the week of May 25, 2001, at more than 5,700, according to Coldwell Banker Northern California statistics. As of January 18, 2002, fewer than 2,500 homes were "for sale" countywide. Other counties in the San Francisco Bay Area offer similar statistics. The number of single-family home sales in Santa Clara County was 962 for December 2001 which is the greatest number of homes sold since records became public in 1984. In Santa Clara County, the median home price hit $535,000 in March 2002, up 1.9% from February but down 5.3% from March, 2001. The reduction in inventories and the strong sales may indicate that the buyer's market that prevailed throughout most of 2001 may be coming to an end and may indicate that a recovery is underway. A stabilization of residential home prices or a recovery in home prices is good for the Partnership since it depends more heavily than banks and other similar credit type lenders on the value of a property.

     Commercial  property  vacancy  rates have  continued  to climb with the San
Francisco Bay Area office market surpassing 15% as a whole according to BT Commercial Real Estate and Grubb and Ellis Co. As a result, rents have dropped about 40% from last year's highs, giving up nearly all the gains made during the past three years. Though vacancy rates have leaped from 2 percent in the third quarter of 2000 to 15% at the end of 2001, landlords are bearing only about half the pain, since nearly half the office space being offered is for sublease, meaning landlords generally are still collecting money from the original tenants. To the Partnership, the higher overall vacancy rates may mean that it experiences greater delinquencies in its commercial portion of the portfolio if landlord's existing leases expire or space becomes available through business failures.

     The partnership had an average loan to value ratio computed as of the date the loan was made of 81.68%, as of March 31, 2002. This did not account for any changes in property values for loans, which were acquired by the partnership during 1998, 1999, 2000, and 2001 when Northern California Real Estate substantially increased in value. This loan to value will assist the partnership in weathering downturns in real estate values if they materialize in the coming months.

     The  partnership's  interest  in land  located  in East Palo  Alto,  CA was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The partnership's basis of $126,405, $128,443, and $80,142, for three months through March 31, 2002 and for the years ended December 31, 2001, and 2000, respectively, has been invested with that of two other partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners. The general partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the partnership. The efforts of the general partners to subdivide the land have met with success. The arsenic contaminated portion of the property has been delivered to the party responsible for the arsenic contamination. The remaining land will be made available for development or sale by the partnership. The general partners believe this to be a good result for the partnership.

     At the time of subscription to the partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 2000, and 2001, and three months through March 31, 2002, the partnership made distributions of earnings to limited partners $192,356, $164,787, and $33,661, respectively. Distribution of earnings to limited partners for the years ended December 31, 2000, and 2001, and three months through March 31, 2002, to limited partners' capital accounts and not withdrawn, was $280,794, $257,598, and $63,154, respectively. As of December 31, 2000, and
2001, limited partners electing to withdraw earnings represented 41%, and 36%, respectively, of the limited partners outstanding capital accounts.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 2000, and 2001, and three months through March 31, 2002, $200,417, $187,804, and $28,422, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2000, and 2001, and three months through March 31, 2002, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 2000, and 2001, and three months through March 31, 2002, $686,923, $484,158, and $91,336, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1992) through year thirteen (2001),and three months through March 31, 2002 is shown hereunder, which confirms the general partners theory on the liquidation habits of the limited partners:

                                                   Years ended December 31,

                    1992             1993              1994              1995             1996              1997
                -------------    --------------    -------------     -------------    -------------     -------------
Earnings           $ 323,037         $ 377,712        $ 303,014         $ 303,098        $ 294,678         $ 257,670
Capital             *232,370          *528,737         *729,449          *892,953       *1,183,099        *1,297,410
                -------------    --------------    -------------     -------------    -------------     -------------
Total              $ 555,407         $ 906,449       $1,032,463        $1,196,051       $1,477,777        $1,555,080
                =============    ==============    =============     =============    =============     =============

                                                                                       3 months through
                                                                                           March 31,
                                                                                         ---------------
                    1998             1999              2000             2001                  2002
                -------------    -------------     -------------    --------------       ---------------
Earnings           $ 235,837        $ 217,526         $ 192,356         $ 164,787             $  33,661
Capital           *1,060,109         *975,362          *887,340          *671,962              *119,757
                -------------    -------------     -------------    --------------       ---------------
Total             $1,295,946       $1,192,888        $1,079,696         $ 836,749             $ 153,418
                =============    =============     =============    ==============       ===============


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

     The following compensation has been paid to the General Partners and their affiliates for services rendered during the three months ended March 31, 2002. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving     Description of Compensation and Services         Amount
Compensation                      Rendered
--------------------------------------------------------------------------------
I.
Redwood Mortgage    Loan Servicing Fee for servicing loans           $ 87,078
Corp.

General Partners
&/or Affiliates     Asset Management Fee for managing assets          $ 2,196

General Partners    1% interest in profits                             $  978


     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage    Mortgage Brokerage Commissions for services
Corp.               in connection with the review, selection,
                    evaluation, negotiation, and extension of the
                    loans paid by the borrowers and not by the
                    Partnership                                           $ 0

Redwood Mortgage    Processing and Escrow Fees for services in
Corp.               connection with notary, document preparation,
                    credit investigation, and escrow fees payable
                    by the borrowers and not by the Partnership           $ 0

Gymno Corp. Inc.    Reconveyance Fee                                    $ 128





     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME. . . . . . . . . . . . . . . . . . . . . . .$5,954

     As of March 31, 2002, a summary of the Partnership's loan portfolio is set forth below.

Loans as a Percentage of Total Loans


First Trust Deeds                                         $4,911,516.14
Appraised Value of Properties                              4,713,704.40
   Total Investment as a % of Appraised Value                   104.20%

First Trust Deeds                                          4,911,516.14
Second Trust Deed Loans                                      788,128.02
Third Trust Deed Loans                                        63,863.76
                                                    -------------------
                                                           5,763,507.92

First Trust Deeds due other Lenders                        3,208,404.00
Second Trust Deeds due other Lenders                          74,593.00
                                                    -------------------

Total Debt                                                $9,046,504.92

   Appraised Property Value                              $11,075,761.40
   Total Investments as a % of Appraised Value                   81.68%


Number of Loans Outstanding                                          25


Average loan                                               $ 230,540.32
Average loan as a % of loans outstanding                          4.00%
Largest loan outstanding                                   2,103,300.00
Largest loan as a % of loans outstanding                         36.49%


Loans as a Percentage of Total Loans

First Trust Deeds                                                85.22%
Second Trust Deeds                                               13.67%
Third Trust Deeds                                                 1.11%
                                                    -------------------
                                                                100.00%
Total

Loans by Type of Property:                Amount                Percent

Owner Occupied Homes                     $ 526,044.44             9.13%
Non-Owner Occupied Homes                   181,804.12             3.15%
Apartments                                 558,075.72             9.68%
Commercial                               4,497,583.64            78.04%
                                      ----------------      ------------
Total                                   $5,763,507.92           100.00%

The following is a distribution of loans outstanding as of March 31, 2002 by Counties.

Santa Clara                $2,327,143.29            40.38%
Alameda                     1,662,311.42            28.84%
Sacramento                    504,977.80             8.76%
San Francisco                 416,797.92             7.23%
San Mateo                     415,000.04             7.20%
Stanislaus                    177,079.20             3.08%
Placer                        138,456.63             2.40%
Shasta                         78,394.13             1.36%
Sonoma                         43,347.49              .75%
                      -------------------      ------------
Total                      $5,763,507.92           100.00%




Statement of Condition of Loans:

    Number of Loans in Foreclosure                                1

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

                               Not Applicable

         Item 5.           Other Information

                               Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                               (a)      Exhibits

                               Not Applicable

                               (b)      Form 8-K

                               Form 8-K was filed on February 7, 2000, relating to a change by the Partnership's accountants in accounting firms. Another Form 8-K was filed on February 13, 2001, relating to the subsequent change by the Partnership's accountants to another accounting firm. On April 11, 2001, the Partnership filed another Form 8-K regarding D. Russell Burwell's retirement. An Amended Form 8-K was filed on August 3, 2001 regarding the Partnership's change in Accountants.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 13th day of May, 2002.

REDWOOD MORTGAGE INVESTORS VI


By:       /S/ Michael R. Burwell
          ------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  ----------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 13th day of May 2002.


Signature                              Title                           Date


/S/ Michael R. Burwell
------------------------
Michael R. Burwell                 General Partner                 May 13, 2002


/S/ Michael R. Burwell
------------------------
Michael R. Burwell          President, Secretary/Treasurer &       May 13, 2002
                                CFO of Gymno Corporation
                                (Principal Financial and
                                   Accounting Officer);
                              Director of Gymno Corporation