Form 10-Q
period 2002-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 2002-08-15
CIK 811592

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For Period Ended                                   June 30, 2002
    ----------------------------------------------------------------------------
    Commission file number                             33-12519
    ----------------------------------------------------------------------------

                          REDWOOD MORTGAGE INVESTORS VI
             (exact name of registrant as specified in its charter)

         California                                     94-3031211
    ----------------------------------------------------------------------------
     (State or other jurisdiction of                  I.R.S. Employer
      incorporation or organization)                 Identification No.

              650 El Camino Real, Suite G, Redwood City, CA. 94063
    ----------------------------------------------------------------------------
                     (address of principal executive office)

                                 (650) 365-5341
    ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
    ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES      XX                                      NO
         --------------                                  -------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     YES                      NO                     NOT APPLICABLE      XX
         -----------             -------------                       -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
            JUNE 30, 2002 (unaudited) and DECEMBER 31, 2001 (audited)

                                     ASSETS

                                                                          June 30,          December 31,
                                                                            2002                2001
                                                                       ---------------     ---------------
                                                                        (unaudited)          (audited)

Cash                                                                      $   681,218         $   190,414
                                                                       ---------------     ---------------

Loans
  Loans, secured by deeds of trust, held to maturity                        5,435,518           4,970,433
  Loans, unsecured                                                                  -              82,362
                                                                       ---------------     ---------------
                                                                            5,435,518           5,052,795
  Less allowance for loan losses                                            (437,830)           (370,612)
                                                                       ---------------     ---------------
       Net loans                                                            4,997,688           4,682,183
                                                                       ---------------     ---------------

Interest and other receivables
  Accrued interest and late fees                                               36,862             761,473
  Advances on loans                                                            61,301             197,946
                                                                       ---------------     ---------------
       Total interest and other receivables                                    98,163             959,419
                                                                       ---------------     ---------------

Note receivable - Redwood Mortgage Corp.                                            -             178,200
Real estate owned, held for sale, net of allowance                          1,132,493           1,093,503
Prepaid expenses                                                                5,774                   -
                                                                       ---------------     ---------------

       Total assets                                                        $6,915,336          $7,103,719
                                                                       ===============     ===============



                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities
  Accounts payable                                                          $  13,068           $  20,261
  Deferred interest                                                                 -              74,022
                                                                       ---------------     ---------------
       Total liabilities                                                       13,068              94,283
                                                                       ---------------     ---------------

Partners' capital
  Limited partners' capital, subject to redemption                          6,892,502           6,999,670
  General partners' capital                                                     9,766               9,766
                                                                       ---------------     ---------------
       Total partners' capital                                              6,902,268           7,009,436
                                                                       ---------------     ---------------

       Total liabilities and partners' capital                             $6,915,336          $7,103,719
                                                                       ===============     ===============



The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
      FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 and 2001 (unaudited)


                                                             SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                                 JUNE 30,                              JUNE 30,
                                                      -------------------------------       --------------------------------
                                                          2002              2001                2002              2001
                                                      -------------     -------------       --------------    --------------
Revenues
  Interest - on loans                                     $357,487         $ 267,421             $108,940         $ 131,978
  Interest - interest bearing accounts                       2,835             7,943                1,678             6,810
  Interest on promissory note                                7,128             1,436                7,128                 -
  Late charges, prepayment penalties, and fees              28,285             8,858                2,813             3,793
                                                      -------------     -------------       --------------    --------------
                                                           395,735           285,658              120,559           142,581
                                                      -------------     -------------       --------------    --------------

Expenses
  Loan servicing fees                                       99,455            21,853               12,377            11,890
  Asset management fees                                      4,373             4,617                2,177             2,291
  Clerical costs through Redwood Mortgage Corp.             11,709            15,252                5,755             7,540
  Provisions for losses on loans
    and real estate acquired through foreclosure            67,218                 -                (593)                 -
  Professional services                                     15,233            16,123                2,725             8,153
  Other                                                      5,489             6,970                3,653             4,379
                                                      -------------     -------------       --------------    --------------
                                                           203,477            64,815               26,094            34,253
                                                      -------------     -------------       --------------    --------------

Net income                                                $192,258         $ 220,843              $94,465         $ 108,328
                                                      =============     =============       ==============    ==============

Net income
   General partners (1%)                                  $  1,923          $  2,208               $  945          $  1,083
   Limited partners (99%)                                  190,335           218,635               93,520           107,245
                                                      -------------     -------------       --------------    --------------
                                                          $192,258         $ 220,843              $94,465          $108,328
                                                      =============     =============       ==============    ==============

Net income per $1,000 invested by limited
    partners for entire period:
  -where income is reinvested and compounded                $27.51            $29.96               $13.48            $14.70
                                                      =============     =============       ==============    ==============

  -where partner receives income in monthly
    distributions                                           $27.20            $29.60               $13.42            $14.63
                                                      =============     =============       ==============    ==============





The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (unaudited)


                                  Limited           General
                                  Partners         Partners            Total
                                -------------    --------------    -------------

Balances of December 31, 2001      6,999,670             9,766         7,009,436

   Net income                        190,335             1,923           192,258

   Early withdrawal penalties        (4,453)                 -           (4,453)

   Partners' withdrawals           (293,050)           (1,923)         (294,973)
                                -------------    --------------    -------------

Balances of June 30, 2002         $6,892,502          $  9,766       $ 6,902,268
                                =============    ==============    =============









The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 and 2001 (unaudited)


                                                               SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------------------------
                                                               2002                2001
                                                           --------------     ---------------
Cash flows from operating activities
  Net income                                                   $ 192,258           $ 220,843
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Provision for loan losses                                    67,218                   -

     Early withdrawal penalties credited to income               (4,453)             (6,925)
     Change in operating assets and liabilities
       Accrued interest and advances on loans                    780,718            (63,816)

       Accounts payable                                          (7,193)                   -
       Deferred interest                                        (74,022)                   -
       Pre paid expenses                                         (5,774)               (748)
                                                           --------------     ---------------

Net cash provided by operating activities                        948,752             149,354
                                                           --------------     ---------------

Cash flows from investing activities
    Principal collected on loans                                 756,882           1,328,058
    Loans made                                               (1,097,697)         (1,103,266)
    Payments for real estate owned held for sale                 (5,551)           (149,736)
    Proceeds on sale of real estate owned, held for sale           5,191              60,345
                                                           --------------     ---------------

Net cash provided by (used in) investing activities            (341,175)             135,401
                                                           --------------     ---------------

Cash flows from financing activities
    Partners' withdrawals                                      (294,973)           (417,012)
    Note receivable - Redwood Mortgage Corp.                     178,200              48,564
                                                           --------------     ---------------

Net cash used in financing activities                          (116,773)           (368,448)
                                                           --------------     ---------------

Net increase (decrease) in cash                                  490,804            (83,693)

Cash - beginning of year                                         190,414             354,860
                                                           --------------     ---------------

Cash - end of year                                             $ 681,218           $ 271,167
                                                           ==============     ===============

Cash paid for interest                                         $       -           $       -
                                                           ==============     ===============

The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


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

C. Loans, Secured by Deeds of Trust

     The Partnership has both the intent and ability to hold the loans to maturity, i.e., held for long-term investment. Loans are valued at cost for financial statement purposes with interest thereon being accrued by the effective interest method.

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, and the shortfall in amounts due are not insignificant, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows discounted at the loan's effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

     At June 30, 2002 and December 31, 2001, there were loans categorized as impaired by the Partnership of $451,765 and $2,467,891, respectively. In addition the impaired loans have accrued interest and advances totaling $10,837 and $828,967 at June 30, 2002, and December 31, 2001. During the first quarter of 2002, impaired loans including accrued interest and advances thereon totaling $2,933,698 were paid-off and re-written. The decrease in the carrying value of the impaired loans of $38,634, and $287,985, at June 30, 2002 and December 31,

                         REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (unaudited)

     2001, respectively, is included in the allowance for loan losses. The average recorded investment in the impaired loans was $451,765 and $2,468,698, for the six months ended June 30, 2002, and for the year ended December 31, 2001, respectively. During the six months through June 30, 2002, and the year ended December 31, 2001, $0 and $189,690, was received as cash payments on these loans, respectively.

     As presented in Note 9 to the financial statements, the average loan to appraised value of security at the time the loans were consummated at June 30, 2002 and at December 31, 2001 was 86.30% and 71.27%, respectively. When loans are valued for impairment purposes, the allowance is updated to reflect the change in the valuation of collateral security. However, this loan to value ratio tends to minimize reductions for impairment.

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

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell:

                                                June 30,           December 31,
                                                  2002                2001
                                            -----------------    ---------------

Costs of properties                             $1,628,074          $1,627,696
Reduction in value                               (495,581)           (534,193)
                                             --------------       -------------

Fair value reflected in financial statements    $1,132,493          $1,093,503
                                             ==============       =============

F. Income Taxes

     No provision for Federal and State income taxes, except for a minimum state tax of $800, is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


G. Allowance for Loan Losses

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable loans and receivables, including impaired loans, unspecified loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for loan losses as of June 30, 2002 and December 31, 2001 was as follows:

                                              June 30,             December 31,
                                                2002                   2001
                                          ----------------       ---------------

Impaired loans                                  $ 38,634             $ 287,985
Unspecified loans                                399,196                   265
Accounts receivable, unsecured                         -                82,362
                                           --------------        --------------
                                                $437,830             $ 370,612
                                           ==============        ==============

Allowance for Loan Losses Reconciliation:

Activity in the allowance for loan losses is as follows for the six months ending June 30, 2002, and for the year ending December 31, 2001:

                                            June 30,               December 31,
                                             2002                     2001
                                       -----------------       -----------------
Beginning Balance                           $ 370,612                $ 261,452
Provision for loan losses                      67,218                  109,160
Write-offs                                          -                        -
                                        --------------           --------------
Ending Balance                              $ 437,830                $ 370,612
                                        ==============           ==============

H. Net Income Per $1,000 Invested

     Amounts reflected in the statements of income as net income per $1,000 invested by limited partners for the entire period are actual amounts allocated to limited partners who held their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the limited partners' pro rata share of partners' capital. Because net income varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

I. Late Fee Revenue

     The Partnership  recognizes  late fee revenue when it is earned.  Late fees are charged at 6% of the monthly balance, and are accrued net of an allowance for uncollectible late fees. For the six months ended June 30, 2002 and for the year ended December 31, 2001, late fee revenue of $544 and $27,748, respectively, was recorded.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees, which are paid to the general partners and/or related parties.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of the loans the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Such commissions totaled $1,906 and $46,581, for the six months ended June 30, 2002 and for the year ended December 31, 2001, respectively.

B. Mortgage Servicing Fees

     Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Mortgage servicing fees of $99,455 and $41,406, were incurred for the six months through June 30, 2002, and for year ended December 31, 2001, respectively.

C. Asset Management Fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Management fees of $4,373 and $9,115 were incurred for the six months through June 30, 2002, and for the year 2001, respectively.

D. Other Fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. These fees are incurred by the borrowers and paid to the general partners.

E. Operating Expenses

     The general partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During six months through June 30, 2002, and for the year 2001, clerical costs totaling $11,709 and $28,156, respectively, were reimbursed to Redwood Mortgage Corp. and are included in expenses in the Statements of Income.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


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

A. Term of the Partnership

     The term of the Partnership is approximately 40 years, unless sooner terminated as provided. Investors have the right to withdraw their capital over a five-year period, or longer.

B. Election to Receive Monthly, Quarterly or Annual Distributions

     Upon subscription, investors elected either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor's election to have cash distributions is irrevocable.

C. Profits and Losses

     Profits and losses are allocated monthly among the limited partners according to their respective capital accounts after 1% is allocated to the general partners.

D. Withdrawal From Partnership

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units, which in all instances had occurred as of June 30, 2002. In order to provide a certain degree of liquidity to the limited partners after the one-year period, limited partners may withdraw all or part of their capital accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the Notice of Withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the capital account. Withdrawal after the one-year holding period and before the five-year holding period described below was permitted only upon the terms set forth above.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a limited partner's capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total limited partners' capital accounts outstanding at the beginning of any year shall be liquidated during any calendar year.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 5 - NOTE RECEIVABLE - REDWOOD MORTGAGE CORP.

     Redwood Mortgage Corp., an affiliate of the general partners which arranges and services the loans of the Partnership, has committed to subsidize certain loan losses of the Partnership in the form of a note receivable. The note bears interest at 8% and will be paid over a three-year period to the extent that Partnership losses occur relative to certain identified properties. If the identified properties recover from their write-downs, Redwood Mortgage Corp. will be credited or reimbursed up to the amount of the note receivable. Mortgage servicer subsidies for the year 2001, was $178,200, and was paid-off, together with accrued interest, in June, 2002.


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


NOTE 7 - INCOME TAXES

     The following reflects a reconciliation from net assets (partners' capital) reflected in the financial statements to the tax basis of those net assets:

                                                                   June 30,               December 31,
                                                                     2002                     2001
                                                               -----------------         ----------------

Net assets - partners' capital per financial statements             $6,902,268               $7,009,436

Allowance for loan losses                                              437,830                  370,612
                                                                ---------------          ---------------
Net assets tax basis                                                $7,340,098               $7,380,048
                                                                ===============          ===============

     In 2001 approximately 73% of taxable income was allocated to tax exempt organizations (i.e., retirement plans). Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash  equivalents - The carrying amount equals fair value. All
amounts,   including   interest-bearing   accounts   are  subject  to  immediate
withdrawal.

     (b) Secured loans - (see note 2 (c)) carrying value was $5,435,518 and $4,970,433 at June 30, 2002 and December 31, 2001, respectively. The fair value of these investments of $4,670,397 and $5,036,556 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto is also considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     Most loans are secured by recorded deeds of trust. At June 30, 2002, and at December 31, 2001 there were 23 and 27 secured loans outstanding, respectively, with the following characteristics:

                                                                     June 30,             December 31,
                                                                       2002                   2001
                                                                  ---------------        ---------------
Number of secured loans outstanding                                      23                          27
Total secured loans outstanding                                       $5,435,518             $4,970,433

Average secured loan outstanding                                      $  236,327             $  184,090
Average secured loan as percent of total                                   4.35%                  3.70%
Average secured loan as percent of partners' capital                       3.42%                  2.63%

Largest secured loan outstanding                                      $2,103,300             $1,376,117
Largest secured loan as percent of total                                  38.70%                 27.69%
Largest secured loan as percent of partners' capital                      30.47%                 19.63%

Number of counties where security is located (all California)                 10                     10
Largest percentage of secured loans in one county                         40.70%                 40.75%
Average secured loan to appraised value of security at time
  loan was consummated                                                    86.30%                 71.27%

Number of secured loans in foreclosure                                         0                      3
Amount of secured loans in foreclosure                                 $       0             $  439,311

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)

     The following categories of loans were held at June 30, 2002 and at December 31, 2001:

                                                            June 30,               December 31,
                                                              2002                      2001
                                                        ------------------       ------------------
First Trust Deeds                                             $ 4,662,244              $ 3,770,088
Second Trust Deeds                                                770,450                1,136,481
Third Trust Deeds                                                   2,824                   63,864
                                                        ------------------       ------------------
  Total loans                                                   5,435,518                4,970,433
Prior liens due other lenders                                   2,189,876                5,627,002
                                                        ------------------       ------------------
  Total debt                                                  $ 7,625,394              $10,597,435
                                                        ==================       ==================

Appraised property value at time of loan                      $ 8,836,259              $14,868,548
                                                        ==================       ==================

Total investments as a percent of appraisals                       86.30%                   71.27%
                                                        ==================       ==================

Investments by type of property

Owner occupied homes                                          $   511,200             $    741,154
Non-owner occupied homes                                           99,310                  181,952
Apartments                                                        630,284                  562,015
Commercial                                                      4,194,724                3,485,312
                                                        ------------------       ------------------
                                                              $ 5,435,518              $ 4,970,433
                                                        ==================       ==================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)

Scheduled maturity dates of loans as of June 30, 2002 are as follows:

                  Year Ending
                  December 31,
             -----------------------
                      2002                         $ 621,017
                      2003                           402,448
                      2004                           511,200
                      2005                            40,125
                      2006                            96,716
                   Thereafter                      3,764,012
                                         --------------------
                                                 $ 5,435,518
                                         ====================

     The scheduled maturities for 2002 include four loans totaling $331,079 (6%) which are past maturity at June 30, 2002. Of these loans, none were categorized as delinquent over 90 days.

     The bank cash balance at June 30, 2002 of $676,521, before clearing deposits in transit and outstanding checks, was in one bank with interest bearing balances totaling $575,661. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $576,521.

Workout Agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of June 30, 2002. There are approximately two loans totaling $177,050 in workout agreements as of June 30, 2002.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 10:  SELECTED FINANCIAL INFORMATION (UNAUDITED)

                                                                    Calendar Quarter
                                              --------------------------------------------------------------
                                                 First           Second           Third           Fourth           Annual
                                              -------------    ------------    -------------    ------------    -------------
Revenues
      2002                                       $ 275,176        $120,559                -               -                -
      2001                                       $ 143,077         142,581          134,603         315,639          735,900
      2000                                       $ 150,583         172,579          158,243         303,804          785,209

Expenses
      2002                                       $ 177,383        $ 26,094                -               -                -
      2001                                       $  30,562          34,253           29,249         215,185          309,249
      2000                                       $  25,204          52,044           41,218         188,814          307,280

Net income allocated to general partners
      2002                                       $     978        $    945                -               -                -
      2001                                       $   1,125           1,083            1,054           1,004            4,266
      2000                                       $   1,254           1,205            1,170           1,150            4,779

Net income allocated to limited partners
      2002                                       $  96,815        $ 93,520                -               -                -
      2001                                       $ 111,390         107,245          104,300          99,450          422,385
      2000                                       $ 124,125         119,330          115,855         113,840          473,150

Net income per $1,000 invested
   where income is
      Reinvested
      2002                                       $      14        $     13                -               -                -

      2001                                       $      15        $     15         $     14        $     15         $     59
      2000                                       $      15        $     15         $     15        $     17         $     62

      Withdrawn
      2002                                       $      14        $    13                 -               -                -

      2001                                       $      15        $    15          $     14        $     14         $     58
      2000                                       $      15        $    15          $     15        $     16         $     61


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

        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


     Critical Accounting Policies. In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date, and revenue and expenses for the related period. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.

     Loans and related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values and to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured).

     Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses. Actual results could vary from the aforementioned provisions for losses.

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

     As of September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On June 30, 2002, the Partnership's net capital totaled $6,902,268.

     The Partnership began funding loans in October 1987. The Partnership's loans outstanding for the year ended December 31, 2001, and for the six months through June 30, 2002 were $4,970,433 and $5,435,518, respectively. During the year 2001, and the six months through June 30, 2002, loan principal collections and net income exceeded limited partner liquidations. This excess was re-invested in new loans accounting for the increase of $465,085.

     Since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with eleven successive cuts, ranging from .25% to .50%. The latest cut occurred on December 11, 2001, which reduced the Federal Funds Rate to 1.75%. In May 2002, the Federal Reserve met and did not change interest rates. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. Demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .25% to .50% over the year 2002. The June 2002 quarter shows a reduction in interest income of $23,038 over the corresponding quarter of 2001. Interest income for the six month period through June 30, 2002, however, shows an overall increase of $90,066 over the June 30, 2001 interest income. This occurred due to 1st quarter 2002 collection of interest on loans, previously considered impaired. Based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the
Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 5.25% and 6.00% for the year 2002.

     The Partnership's operating results and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-five years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of June 30, 2002, there were no loans in foreclosure. As of June 30, 2002 the Partnership's real estate owned account balance was $1,132,493. This account had a balance of $1,093,503 as of December 31, 2001.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties, and amortization of principal and loan pay-offs. Currently, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, REO expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, loan loss reserves and allowance for loan losses are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided $67,218 and $0, (($593) and $0) as provision for loan losses for the six (and three months) ended June 30, 2002 and 2001, respectively. The increase in allowance for the six months through June 30, 2002 was to build up reserves for potential losses in the future. The Partnership acquired a piece of property through foreclosure as of June 30, 2002. . Management believes that reserves previously set aside in anticipation of this acquisition are adequate. The modest provision of $67,218 in loan losses for the six months through June 30, 2002 is due to Management's belief that the current overall reserve balances of $437,830 are adequate, and additional reserves set aside are not currently warranted.

     The Partnership makes loans primarily in Northern California. As of June 30, 2002, approximately 83%, ($4,502,235) of the loans held by the Partnership were in the four San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     Despite fears over failing businesses, ongoing job losses and dwindling stock portfolios, the real estate market seems to be doing remarkably well. According to the California Association of Realtors president Robert Bailey, "Residential real estate in California, particularly in the San Francisco Bay Area, continued to rebound aggressively last month (April 2002) compared to 2001." Sales in the San Francisco Bay Area increased 73% in April 2002 compared to a year ago and surged nearly 120% in Santa Clara County. The median price of homes sold in Santa Clara County in April 2002 was $552,250 according to the California Association of Realtors. The median price of an existing single family detached home in California during April 2002 was $321,950, a 26.1% increase over the $255,310 median for April 2001 the association's report says. "Low inventory, favorable mortgage interest rates and rapidly rising home price appreciation will continue to intensify the pace of home sales in the coming months", says Leslie Appleton-Young, the association's vice president and chief economist. For the Partnership, these statistics imply that the values of the homes secured by mortgages in our portfolio should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate. It also implies increased loan activity, as the number of real estate transactions is increasing, leaving more loan opportunities for lenders.

     Commercial property vacancy rates have continued to climb. According to BT Commercial overall San Francisco Bay Area vacancy rates have risen to almost 20%, up from 16.6% in the last quarter of 2001. Rental rates plunged 9% from $30 per square foot in the fourth quarter of 2001 to $27.24 in the first quarter of 2002. Average asking rates in the San Francisco Bay Area the first quarter a year ago were $57.24. To the Partnership, these higher vacancy rates may mean that we could experience higher delinquencies and foreclosures if our borrowers' tenants' leases expire or their rental space becomes available through business failures.

     As of June 30, 2002 the Partnership had an average loan to value ratio computed as of the date the loan was made of 86.30%. This did not account for any changes in property values for loans, which were acquired by the Partnership during 1998, 1999, 2000, and 2001 when Northern California Real Estate substantially increased in value. This loan to value will assist the Partnership in weathering downturns in real estate values if they materialize in the coming months.

     The Partnership has an interest in land located in East Palo Alto, CA which was acquired through foreclosure. The Partnership's basis of $127,440 and $128,443 for the six months through June 30, 2002 and for the year ended December 31, 2001, respectively, has been invested with that of two other Partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners. The general partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. The efforts of the general partners to subdivide the land have met with success. The arsenic contaminated portion of the property has been delivered to the party responsible for the arsenic contamination. The remaining land will be made available for development or sale by the Partnership. The general partners believe this to be a good result for the Partnership.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the six (and three months) ended June 30, 2002 and 2001, the Partnership made distributions of earnings to limited partners of $65,412 and $83,129 ($31,751 and $39,985), respectively. Distribution of earnings to limited partners for the six and (three months) ended June 30, 2002 and 2001, to limited partners' capital accounts and not withdrawn, was $124,923 and $135,506 ($61,769 and $66,260), respectively. As of June 30, 2002 and December 31, 2001, limited partners electing to withdraw earnings represented 35%, and 36%, respectively, of the limited partners outstanding capital accounts.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the six (and three months) ended June 30, 2002 and 2001, $55,665 and $86,561 ($27,243 and $36,252), respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2001, and the six months through June 30, 2002, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the six (and three months) ended June 30, 2002 and 2001, $176,426 and $252,039 ($85,091 and $121,038), respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. The general partners expect a portion of the limited partners to take advantage of this provision. This had the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. Then general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

     While the general partners have set an estimated value for the Partnership Units, such determination may not be representative of the ultimate price realized by an investor for such Units upon sale. No public trading market exists for the Partnership Units and none is likely to develop. Thus, there is no certainty that the Units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled "Risk Factors - Purchase of Units is a long term investment").

       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP


     The Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties. A more complete description of management compensation is found in the Prospectus, part of the Form S-11 and subsequent amendments related to the offering of Partnership investments, pages 11-12, under the section "Compensation of the General Partners and the Affiliates," which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and their affiliates for services rendered during the six months ended June 30, 2002. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving         Description of Compensation and Services Rendered                  Amount
Compensation
-------------------    -------------------------------------------------------     ----------------------
I.
Redwood Mortgage         Loan Servicing Fee for servicing loans                           $ 99,455
Corp.

General Partners
&/or Affiliates          Asset Management Fee for managing assets                          $ 4,373

General Partners         1% interest in profits                                            $ 1,923


     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):



Redwood Mortgage         Mortgage Brokerage Commissions for services
Corp.                    in connection with the review, selection,
                         evaluation, negotiation, and extension of the
                         loans paid by the borrowers and not by the
                         Partnership                                                       $ 1,906

Redwood Mortgage         Processing and Escrow Fees for services in
Corp.                    connection with notary, document preparation,
                         credit investigation, and escrow fees payable
                         by the borrowers and not by the Partnership                        $  117

Gymno Corp. Inc.         Reconveyance Fee                                                   $  160





     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . $11,709

                                     PART 2
                                OTHER INFORMATION



Item 1.    Legal Proceedings

              The Partnership periodically is a defendant in various legal actions. Please refer to note (6) of financial statements.

Item 2.    Changes in the Securities

              Not Applicable

Item 3.    Defaults upon Senior Securities

              Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

              Not Applicable

Item 5.    Other Information

              Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   (99.1) Certification of Michael R. Burwell, General Partner

                   (99.2) Certification of Michael R. Burwell, President,
                          Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

              (b)  Form 8-K

                   There were no 8-K filings in the quarter ended June 30, 2002.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2002.

REDWOOD MORTGAGE INVESTORS VI


By:       /S/ Michael R. Burwell
          -------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  ----------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 14th day of August, 2002.


Signature                                Title                         Date


/S/ Michael R. Burwell
--------------------------
Michael R. Burwell                  General Partner              August 14, 2002


/S/ Michael R. Burwell
--------------------------
Michael R. Burwell           President, Secretary/Treasurer &    August 14, 2002
                                  CFO of Gymno Corporation
                                  (Principal Financial and
                                    Accounting Officer);
                               Director of Gymno Corporation

                                                                    Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
August 14, 2002

                                                                    Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
August 14, 2002