Form 10-Q
period 2002-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 2002-11-14
CIK 811592

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For Quarterly Period Ended          September 30, 2002
    ---------------------------------- -----------------------------------------
    Commission file number                   33-12519
    ---------------------------------- -----------------------------------------

               REDWOOD MORTGAGE INVESTORS VI, a California Limited Partnership (exact name of registrant as specified in its charter)

                California                          94-3031211
    ------------------------------------ ---------------------------------------
     (State or other jurisdiction of                I.R.S. Employer
     incorporation or organization)               Identification No.

              900 Veterans Blvd., Suite 500, Redwood City, CA 94063
    ----------------------------------------------------------------------------
                     (address of principal executive office)

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

     YES                XX                           NO
              ----------------                                --------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     YES                     NO                     NOT APPLICABLE         XX
          ---------------       ---------------                   --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
         SEPTEMBER 30, 2002 (unaudited) and DECEMBER 31, 2001 (audited)

                                     ASSETS



                                                                       September 30,        December 31,
                                                                           2002                 2001
                                                                      ----------------     ---------------

(unaudited) (audited)

Cash                                                                        $ 446,539            $190,414
                                                                      ----------------     ---------------

Loans
  Loans, secured by deeds of trust, held to maturity                          5,593,401         4,970,433
  Loans, unsecured                                                                  -              82,362
                                                                      ----------------     ---------------
                                                                            5,593,401           5,052,795
  Less allowance for loan losses                                            (398,062)           (370,612)
                                                                      ----------------     ---------------
       Net loans                                                            5,195,339           4,682,183
                                                                      ----------------     ---------------

Interest and other receivables
  Accrued interest and late fees                                               41,636             761,473
  Advances on loans                                                            28,900
                                                                                                  197,946
                                                                      ----------------     ---------------
       Total interest and other receivables                                    70,536
                                                                                                  959,419
                                                                      ----------------     ---------------

Note receivable - Redwood Mortgage Corp.                                            -
                                                                                                  178,200
Real estate owned, held for sale                                            1,143,903           1,093,503
                                                                      ----------------     ---------------

       Total assets                                                        $6,856,317          $7,103,719
                                                                      ================     ===============



                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities
  Accounts payable                                                           $ 13,068            $ 20,261
  Deferred interest                                                                 -
                                                                                                   74,022
                                                                       ---------------     ---------------
                  Total liabilities                                            13,068
                                                                                                   94,283
                                                                       ---------------     ---------------

Partners' capital
  Limited partners' capital, subject to redemption                          6,833,483           6,999,670
  General partners' capital                                                     9,766               9,766
                                                                       ---------------     ---------------
       Total partners' capital                                              6,843,249           7,009,436
                                                                       ---------------     ---------------

                  Total liabilities and partners' capital                  $6,856,317          $7,103,719
                                                                       ===============     ===============




The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
   FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 and 2001 (unaudited)


                                                            NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                      -------------------------------       --------------------------------
                                                          2002              2001                2002              2001
                                                      -------------     -------------       --------------    --------------
Revenues
  Interest - on loans                                     $479,892           390,580              122,405           123,159
  Interest - interest bearing accounts                       4,098            11,960                1,263             4,017
  Interest on promissory note                                7,128             4,912                    -             3,476
  Late charges, prepayment penalties, and fees              29,958            12,809                1,673             3,951
                                                      -------------     -------------       --------------    --------------
                                                           521,076           420,261              125,341           134,603
                                                      -------------     -------------       --------------    --------------

Expenses
  Loan servicing fees                                      111,836            31,757               12,381             9,904
  Asset management fees                                      6,535             6,879                2,162             2,262
  Clerical costs through Redwood Mortgage Corp.             17,372            21,763                5,663             6,511
  Provisions for losses on loans
      and real estate acquired through foreclosure          68,895             6,792                1,677             6,792
  Professional services                                     26,725            18,368               11,492             2,245
  Other                                                      7,102             8,505                1,613             1,535
                                                      -------------     -------------       --------------    --------------
                                                           238,465            94,064               34,988            29,249
                                                      -------------     -------------       --------------    --------------

Net income                                                $282,611           326,197               90,353           105,354
                                                      =============     =============       ==============    ==============

Net income
   General partners (1%)                                   $ 2,826             3,262                  903             1,054
   Limited partners (99%)                                  279,785           322,935               89,450           104,300
                                                      -------------     -------------       --------------    --------------
                                                          $282,611           326,197               90,353           105,354
                                                      =============     =============       ==============    ==============

Net income per $1,000 invested by limited
     partners for entire period:
  -where income is reinvested and compounded                $40.86            $44.87               $12.99            $14.48
                                                      =============     =============       ==============    ==============

  -where partner receives income in monthly
     Distributions                                          $40.13            $44.01               $12.93            $14.41
                                                      =============     =============       ==============    ==============







The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (unaudited)


                                 Limited           General
                                 Partners         Partners            Total
                               -------------    --------------    --------------

Balances at December 31, 2001   $6,999,670            $9,766        $7,009,436

   Net income                      279,785             2,826           282,611

   Early withdrawal penalties      (5,833)                 -           (5,833)

   Partners' withdrawals         (440,139)           (2,826)         (442,965)
                               ------------      -------------     -------------

Balances at September 30, 2002  $6,833,483            $9,766        $6,843,249
                               ============      =============     =============









The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001 (unaudited)


                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------------------------
                                                                2002                  2001
                                                           ----------------      ---------------
Cash flows from operating activities
  Net income                                                     $ 282,611            $ 326,197
  Adjustments to reconcile net income to
    net cash provided by operating activities
         Provision for loan losses                                  68,895                6,792

         Early withdrawal penalties credited to income             (5,833)             (10,449)
     Change in operating assets and liabilities
          Accrued interest and advances on loans                   766,901             (67,145)

          Accounts payable                                         (7,193)                    -
          Deferred interest                                       (74,022)                    -
                                                           ----------------      ---------------

Net cash provided by operating activities                        1,031,359              255,395
                                                           ----------------      ---------------

Cash flows from investing activities
    Principal collected on loans                                 1,116,703            1,863,950
    Loans made                                                 (1,615,402)          (1,103,266)
    Payments for real estate owned held for sale                  (16,961)            (547,580)
    Proceeds on sale of real estate owned, held for sale             5,191               60,345
                                                           ----------------      ---------------

Net cash provided by (used in) investing activities              (510,469)              273,449
                                                           ----------------      ---------------

Cash flows from financing activities
    Partners' withdrawals                                        (442,965)            (598,899)
    Note receivable - Redwood Mortgage Corp.                       178,200              125,000
                                                           ----------------      ---------------

Net cash used in financing activities                            (264,765)            (473,899)
                                                           ----------------      ---------------

Net increase in cash                                               256,125               54,945

Cash - beginning of year                                           190,414              354,860
                                                           ----------------      ---------------

Cash - end of period                                             $ 446,539            $ 409,805
                                                           ================      ===============

The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


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

B. Management Estimates

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

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

     Once a loan is  categorized  as  impaired,  interest  is no longer  accrued thereon. Any subsequent payments on impaired loans are applied to the outstanding balances on the Partnership's books. At September 30, 2002 and December 31, 2001, there were loans categorized as impaired by the Partnership of $451,765 and $2,467,891, respectively. In addition the impaired loans have accrued interest, late charges and advances totaling $12,796 and $828,967 at September 30, 2002, and December 31, 2001. During the first quarter of 2002, impaired loans including accrued interest and advances thereon totaling $2,933,698 were paid-off and re-written. The decrease in the carrying value

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     of the impaired loans of $38,634, and $287,985, at September 30, 2002 and December 31, 2001, respectively, is included in the allowance for loan losses. The average recorded investment in the impaired loans was $451,765 and $2,468,698, for the nine months ended September 30, 2002, and for the year ended December 31, 2001, respectively. During the nine months through September 30, 2002, and the year ended December 31, 2001, $0 and $189,690, was received as cash payments on these loans, respectively.

     As presented in Note 9 to the financial statements, the average loan to appraised value of security at the time the loans were consummated for loans still outstanding at September 30, 2002 and at December 31, 2001 was 85.46% and 71.27%, respectively. When loans are valued for impairment purposes, the allowance is updated to reflect the change in the valuation of collateral security. However, this loan to value ratio tends to minimize reductions for impairment.

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

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell:


                                                        September 30,              December 31,
                                                            2002                       2001
                                                      ------------------         -----------------

Costs of properties                                          $1,639,484                $1,627,696
Reduction in value and for estimated selling costs            (495,581)                 (534,193)
                                                      ------------------         -----------------

Fair value reflected in financial statements                 $1,143,903                $1,093,503
                                                      ==================         =================

F. Income Taxes

     No provision for Federal and State income taxes, except for a minimum state tax of $800, is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

G. Allowance for Loan Losses

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate with due consideration to collateral value to provide for unrecoverable loans and receivables, including impaired loans, unspecified loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for loan losses as of September 30, 2002 and December 31, 2001 was as follows:

                                       September 30,             December 31,
                                           2002                     2001
                                    -----------------        -----------------

Impaired loans                               $38,634                 $287,985
Unspecified loans                            359,428                      265
Loans, unsecured                                   -                   82,362
                                    -----------------        -----------------
                                            $398,062                 $370,612
                                    =================        =================

Allowance for Loan Losses Reconciliation:

     Activity in the allowance for loan losses is as follows for the nine months ending September 30, 2002, and for the year ending December 31, 2001:

                                      September 30,             December 31,
                                           2002                     2001
                                   -----------------        -----------------
Beginning Balance                         $ 370,612                $ 261,452
Provision for loan losses                    68,895                  109,160
Write-offs                                 (41,445)                        -
                                   -----------------        -----------------
Ending Balance                            $ 398,062                $ 370,612
                                   =================        =================

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

I. Late Fee Revenue

     The Partnership recognizes late fee revenue when it is earned. Late fees are charged at 6% of the monthly balance, and are accrued net of an allowance for uncollectible late fees. For the nine months ended September 30, 2002 and September 30, 2001, late fee revenue of $723 and $1,064, respectively, was recorded.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees, which are paid to the general partners and/or related parties.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of the loans the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Such commissions totaled $15,511 and $33,206, for the nine months ended September 30, 2002 and September 30, 2001, respectively.

B. Mortgage Servicing Fees

     Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Mortgage servicing fees of $111,836 and $31,757, were incurred for the nine months through September 30, 2002, and September 30, 2001, respectively.

C. Asset Management Fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Management fees of $6,535 and $6,879 were incurred for the nine months through September 30, 2002, and September 30, 2001, respectively.

D. Other Fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. These fees are incurred by the borrowers and paid to the general partners.

E. Operating Expenses

     The general partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During the nine months through September 30, 2002, and September 30, 2001, clerical costs totaling $17,372 and $21,763, respectively, were reimbursed to Redwood Mortgage Corp. and are included in expenses in the Statements of Income.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


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

D. Withdrawal From Partnership

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units, which in all instances had occurred as of September 30, 2002. In order to provide a certain degree of liquidity to the limited partners after the one-year period, limited partners may withdraw all or part of their capital accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the Notice of Withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the capital account. Withdrawal after the one-year holding period and before the five-year holding period described below was permitted only upon the terms set forth above.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a limited partner's capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total limited partners' capital accounts outstanding at the beginning of any year shall be liquidated during any calendar year.

                         REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 5 - NOTE RECEIVABLE - REDWOOD MORTGAGE CORP.

     Redwood Mortgage Corp., an affiliate of the general partners which arranges and services the loans of the Partnership, has committed to subsidize certain loan losses of the Partnership in the form of a note receivable. The note bears interest at 8% and will be paid over a three-year period to the extent that Partnership losses occur relative to certain identified properties. Mortgage servicer subsidies for the year 2001, were $178,200. The note was paid-off, together with accrued interest, in June, 2002.


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


NOTE 7 - INCOME TAXES

     The following reflects a reconciliation from net assets (partners' capital) reflected in the financial statements to the tax basis of those net assets:

                                                                September 30,            December 31,
                                                                     2002                    2001
                                                               -----------------       -----------------

Net assets - partners' capital per financial statements              $6,843,249              $7,009,436

Allowance for loan losses                                               398,062                 370,612
                                                               -----------------       -----------------
Net assets tax basis                                                 $7,241,311              $7,380,048
                                                               =================       =================

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

     (b) Secured loans - (see note 2 (c)) carrying value was $5,593,401 and $4,970,433 at September 30, 2002 and December 31, 2001, respectively. The fair value of these investments of $4,835,919and $5,036,556 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto is also considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     Most loans are secured by recorded  deeds of trust.  At September 30, 2002,
and  December  31,  2001  there  were  24  and  27secured   loans   outstanding,
respectively, with the following characteristics:

                                                                  September 30,            December 31,
                                                                       2002                       2001
                                                                 -----------------       -----------------
Number of secured loans outstanding                                     24                         27
Total secured loans outstanding                                        $5,593,401              $4,970,433

Average secured loan outstanding                                        $ 233,058               $ 184,090
Average secured loan as percent of total                                    4.17%                   3.70%
Average secured loan as percent of partners' capital                        3.41%                   2.63%

Largest secured loan outstanding                                       $2,103,300              $1,376,117
Largest secured loan as percent of total                                   37.60%                  27.69%
Largest secured loan as percent of partners' capital                       30.74%                  19.63%

Number of counties where security is located (all California)                   9                      10
Largest percentage of secured loans in one county                          39.54%                  40.75%
Average secured loan to appraised value of security at time
     loan was consummated                                                  85.46%                  71.27%

Number of secured loans in foreclosure                                          0                       3
Amount of secured loans in foreclosure                                     $    0               $ 439,311

The following categories of loans were held at September 30, 2002 and December 31, 2001:

                                                                  September 30,            December 31,
                                                                       2002                      2001
                                                                 -----------------       -----------------
First Trust Deeds                                                      $4,806,005              $3,770,088
Second Trust Deeds                                                        787,396               1,136,481
Third Trust Deeds                                                               -                  63,864
                                                                 -----------------       -----------------
  Total loans                                                           5,593,401               4,970,433
Prior liens due other lenders                                           2,606,052               5,627,002
                                                                 -----------------       -----------------
  Total debt                                                           $8,199,453             $10,597,435
                                                                 =================       =================

Appraised property value at time of loan                               $9,594,410             $14,868,548
                                                                 =================       =================

Total investments as a percent of appraisals                               85.46%                  71.27%
                                                                 =================       =================

Investments by type of property

Owner occupied homes                                                    $ 743,509               $ 741,154
Non-owner occupied homes                                                   74,793                 181,952
Apartments                                                                626,137                 562,015
Commercial                                                              4,148,962               3,485,312
                                                                 -----------------       -----------------
                                                                       $5,593,401             $ 4,970,433
                                                                 =================       =================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS (Continued)

Scheduled maturity dates of loans as of September 30, 2002 are as follows:

                  Year Ending
                  December 31,
             -----------------------
                      2002                         $ 541,899
                      2003                           399,449
                      2004                           675,759
                      2005                            40,125
                      2006                           164,466
                   Thereafter                      3,771,703
                                         --------------------
                                                  $5,593,401
                                         ====================

     The remaining scheduled maturities for 2002 include two loans totaling $253,255 (4.53%) which are past maturity at September 30, 2002. Of these loans, none were categorized as delinquent over 90 days.

     The bank cash balance at September 30, 2002 of $484,999, before clearing deposits in transit and outstanding checks, was in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $384,999.

Workout Agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of September 30, 2002. There are approximately two loans totaling $177,005 in workout agreements as of September 30, 2002.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 10 - SELECTED FINANCIAL INFORMATION (UNAUDITED)

                                                                    Calendar Quarter
                                              --------------------------------------------------------------
                                                 First           Second           Third           Fourth           Annual
                                              -------------    ------------    -------------    ------------    -------------
      2002                                        $275,176       $ 120,559        $ 125,341               -                -
      2001                                        $143,077         142,581          134,603         315,639          735,900
      2000                                        $150,583         172,579          158,243         303,804          785,209

Expenses
      2002                                        $177,383        $ 26,094         $ 34,988               -                -
      2001                                        $ 30,562          34,253           29,249         215,185          309,249
      2000                                        $ 25,204          52,044           41,218         188,814          307,280

Net income allocated to general partners
      2002                                         $   978          $  945           $  903               -                -
      2001                                        $  1,125           1,083            1,054           1,004            4,266
      2000                                        $  1,254           1,205            1,170           1,150            4,779

Net income allocated to limited partners
      2002                                        $ 96,815        $ 93,520         $ 89,450               -                -
      2001                                        $111,390         107,245          104,300          99,450          422,385
      2000                                        $124,125         119,330          115,855         113,840          473,150

Net income per $1,000 invested
   where income is
      Reinvested
      2002                                          $   14          $   13           $   13               -                -
      2001                                          $   15          $   15           $   14          $   15           $   59
      2000                                          $   15          $   15           $   15          $   17           $   62

      Withdrawn
      2002                                         $    14          $   13           $   13               -                -
      2001                                         $    15          $   15           $   14          $   14           $   58
      2000                                         $    15          $   15           $   15          $   16           $   61


NOTE 11 - RECENT PRONOUNCEMENTS

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

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date. Such estimates relate principally to the determination of (1) the allowance for doubtful accounts (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At September 30, 2002, there were 3 properties acquired through foreclosure.

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

Related Parties.

     The general partners of the Partnership are Gymno Corp. and Michael R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partner, which arranges, services and maintains the loan portfolio for the benefit of the Partnership. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to and amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. For the nine months ended September 30, 2002 and 2001, loan brokerage commissions paid by the borrowers were $15,511 and $33,206, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $111,836 and $31,757 were incurred for the nine months ended September 30, 2002 and 2001, respectively.

     o Asset Management Fee The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $6,535 and $6,879 were incurred by the Partnership for the nine months ended September 30, 2002 and 2001, respectively.

     o Other Fees The Partnership agreement provides that the general partners may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%.

     o Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statement of income.

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of September 30, 2002 and 2001, a general partner, Gymno Corporation, had contributed $9,766 and $9,766 respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations - For the three and nine months ended September 30, 2002 and 2001

     The net income decrease of $15,001 (14%) for the three months ended September 30, 2002 versus the three month period ended September 30, 2001 was due primarily to a decrease in interest earned on loans of $754, a decrease in interest-interest bearing accounts of $2,754 (69%), a decrease in interest on promissory note of $3,476, a reduction in late charges of $2,278 (58%), and expense increases. Significant expense increases or (decreases) for the three month period ended September 30, 2002 versus September 30, 2001 included higher mortgage servicing fees of $2,477, and a decrease in the provision for losses on loans and real estate acquired through foreclosure of ($5,115).

     The net income decrease of $43,586 (13%) for the nine months ended September 30, 2002 versus the nine month period ended September 30, 2001 was due primarily to an increase in interest earned on loans of $89,312 and an increase in late charges of $17,149; offset by expense increases. Significant expense increases or (decreases) for the nine month period ended September 30, 2002 versus September 30, 2001 included higher mortgage servicing fees of $80,079, an increase in the provision for losses on loans and real estate acquired through foreclosure of $62,103, and an increase in professional fees of $8,357.

     The increase (decrease) in interest on loans of ($754) (1%) and $89,312 (23%) for the three and nine month periods ended September 30, 2002 versus
September 30, 2001 was due to collection of interest on loans previously considered impaired a higher average loan portfolio balance; offset by a lower average loan portfolio interest rate. The balance of the secured loan portfolio at September 30, 2002 and 2001 was $5,593,401 and $4,919,661, respectively.

     The decrease in interest-interest bearing accounts of $2,754 (69%) and $7,862 (66%) for the three and nine month periods ended September 30, 2002 versus September 30, 2001 is due to reduced cash during 2002 held in interest bearing accounts and significantly reduced returns from interest bearing account in 2002 versus 2001.

     The decrease in interest on promissory note to 0 in the three months ended September 30, 2002 is reflective of the note being paid off earlier in 2002. The increase in interest on promissory note of $2,216 (45%) for the nine months ended September 30, 2002 versus September 30, 2001 is reflective of a higher average balance outstanding in 2002 versus 2001.

     The decrease in late charge revenue of $2,278 (58%) for the three months ended September 30, 2002 versus 2001 is reflective of less loans delinquent. The increase in late charge revenue of $17,149 (134%) for the nine months ended September 30, 2002 versus September 30, 2001 reflects greater collection of past due borrower payments in 2002.

     The increase in mortgage servicing fees of $2,477 (25%) and $80,079 (252%) for the three and nine month periods ended September 30, 2002 versus September 30, 2001 is primarily attributable higher average loan portfolio balances at September 30, 2002 and 2001, respectively.

     The increase (decrease) of ($5,115) and $62,103 (914%) in provision for losses on loans and real estate acquired through foreclosure for the three months and nine months ended September 30, 2002 versus the respective three and nine month periods ended September 30, 2001 reflects the general partners' estimate of an appropriate allowance for anticipated losses. At September 30, 2002, total provisions for losses on loans and real estate acquired through foreclosure equaled $398,062, which the general partners consider to be adequate.

     The increase in professional fees of $9,247 (412%) and $8,357 (45%) for the three and nine months ended September 30, 2002 versus September 30, 2001 is due to the Partnership incurring greater costs and timing differences in 2002 than in 2001 in relation to its audit and tax return processing and the timing of such charges.

     Since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with twelve successive cuts, ranging from .25% to .50%. The latest cut occurred on November 6, 2002, which reduced the Federal Funds Rate to 1.25%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during 2001. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. Demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .50% to .75% over the year 2002. The September 2002 quarter shows a reduction in interest income of $754 over the corresponding quarter of 2001. Interest income for the nine month period through September 30, 2002, however, shows an overall increase of $89,312 over the September 30, 2001 interest income. This occurred due to 1st quarter 2002 collection of interest on loans, previously considered impaired. Based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 5.25% and 6.00% for the year 2002.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the nine (and three months) ended September 30, 2002 and 2001, the Partnership made distributions of earnings to limited partners of $95,484 and $121,392 ($30,071 and $38,263), respectively. Distribution of earnings for the nine and (three months) ended September 30, 2002 and 2001, to limited partners' capital accounts and not withdrawn, was $184,301 and $201,543 ($59,379 and $66,037), respectively. As of September 30, 2002 and December 31, 2001, limited partners electing to withdraw earnings represented 35%, and 36%, respectively, of the limited partners outstanding capital accounts.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the nine (and three months) ended September 30, 2002 and 2001, $72,922 and $130,611 ($17,257 and $44,050), respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2001, and the nine months through September 30, 2002, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the nine (and three months) ended September 30, 2002 and 2001, $277,567 and $354,083 ($101,141 and $102,044), respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. The general partners expect a portion of the limited partners to take advantage of this provision. This had the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. Then general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     The Partnership's operating results and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-five years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of September 30,
2002, there were no loans in foreclosure. As of September 30, 2002 the Partnership's real estate owned account balance was $1,143,903. This account had a balance of $1,093,503 as of December 31, 2001. The Partnership acquired an additional piece of property through foreclosure as of September 30, 2002. Management believes that reserves previously set aside in anticipation of this acquisition are adequate. The Partnership has an interest in land located in East Palo Alto, CA which was acquired through foreclosure. The Partnership's basis of $128,001 and $128,443 for the nine months through September 30, 2002 and for the year ended December 31, 2001, respectively, has been invested with that of two other partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners. The general partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. The efforts of the general partners to subdivide the land have met with success. The arsenic contaminated portion of the property has been delivered to the party responsible for the arsenic contamination. The remaining land will be made available for development or sale by the Partnership. The general partners believe this to be a good result for the Partnership.

     The general partners received Mortgage Brokerage Commissions from the loan borrowers of $1,906 and $15,511 for the three and nine months ended September 30, 2002 as compared to $0 and $33,206 for the three and nine months ended September 30, 2001. The reduction is due to less loans written in the three months and nine months ended September 30, 2002.

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of September 30, 2002, approximately 85%, ($4,740,152) of the loans held by the Partnership were in the four San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     Despite fears over failing businesses, ongoing job losses and dwindling stock portfolios, the real estate market seems to be doing remarkably well. According to the San Jose Mercury News of August 20, 2002, Bay Area home sales rose 22% in July compared with a year earlier, continuing an upward trend that began in January. The median price of homes in the nine-county area rose nearly 10% from last year to $436,000. With the Bay Area economy still faltering and unemployment as high as 7.6% in Santa Clara County, many had expected real estate prices would be down by now, not up from a year ago. Mortgage rates at historic lows and a decent supply of homes on the market have kept the local market relatively busy, especially for lower-priced homes. Annual price appreciation varied from 5.1% in Santa Clara County, where the median price was $515,000 for existing single-family homes sold in July, to 22.5% in Napa County, where the median price was $359,000. Sales of single-family homes rose 22.8% in Santa Clara County, according to statistics released by DataQuick Information Systems, which gathers data from public records. Most counties saw sales activity increase more than 20% from last year, and the growth was closer to 30% in Alameda and San Mateo counties. But the July data reflects transactions negotiated in May and June, and local real estate agents say the market has slowed dramatically since June. "I think fewer transactions and lower prices are in the near future," said Gary Shapiro of ReMax Real Estate Services in Cupertino. "It's already here." The slowdown is partly a normal seasonal change, real estate agents say, as prospective buyers vacation rather than house hunt. For the Partnership, these statistics imply that the values of the homes secured by mortgages in our portfolio should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate. It also implies increased loan activity, as the number of real estate transactions is increasing, leaving more loan opportunities for lenders.

     According to the San Francisco Chronicle, "The Bay Area commercial market's fundamental indicators are showing signs of hitting bottom, but a recovery is at least 18 months away, according to reports last week from major real estate services firms. At the end of the third quarter, both Cushman & Wakefield and Grubb & Ellis found incremental positive news for the stagnant San Francisco office market, but it was barely reason to smile. Cushman & Wakefield said the rate of decline in asking rents has slowed substantially. Average rent in the central business district fell to $31.56 per square foot from $32.40 the previous quarter. Grubb & Ellis said the San Francisco office market showed a positive net absorption, or demand, for the first time in two years. A grand total of 127,000 square feet was absorbed." To the Partnership, these higher vacancy rates may mean that we could experience higher delinquencies and foreclosures if our borrowers' tenants' leases expire or their rental space becomes available through business failures.

     As of September 30, 2002 the Partnership had an average loan to value ratio computed as of the date the loan was made of 85.46%. This did not account for any changes in property values for loans, which were acquired by the Partnership during 1998, 1999, 2000, and 2001 when Northern California Real Estate substantially increased in value. This loan to value will assist the Partnership in weathering downturns in real estate values if they materialize in the coming months.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, and loans held in the partnership's portfolio as of September 30, 2002. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2002 through 2006 and separately aggregates the information for all maturities arising after 2006. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2002:

                                  2002         2003        2004         2005        2006     Thereafter      Total
                               ------------ ----------- ------------ ----------- ----------- ------------ -------------
Interest earning assets:
Money market accounts             $415,233                                                                  $  415,233
Average interest rate                1.30%                                                                       1.30%
Loans secured by deeds
    of trust                      $541,899     399,449      675,759      40,125     164,466    3,771,703    $5,593,401
Average interest rate               10.45%       8.95%       10.72%       7.00%       8.04%        7.08%         8.01%
Interest bearing liabilities:     $      0                                                                  $        0

Market Risk

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans, (100% as of September 30, 2002) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

     The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

Controls and Procedures

     Within the 90 days prior to the date of this report, the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer of the General Partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     The following compensation has been paid to the General Partners and their affiliates for services rendered during the nine months ended September 30, 2002. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation           Description of Compensation and Services Rendered                   Amount
-------------------------------- ----------------------------------------------------------------- ----------------
I. Redwood Mortgage Corp.        Loan Servicing Fee for servicing loans...........................         $111,836

   General Partners
       &/or Affiliates           Asset Management Fee for managing assets.........................           $6,535

   General Partners              1% interest in profits...........................................           $2,826


     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):


Redwood Mortgage Corp.           Mortgage Brokerage Commissions for services in connection
                                 with the review, selection, evaluation, negotiation, and
                                 extension of the loans paid by the borrowers and not by the
                                 Partnership.......................................................         $15,511

Redwood Mortgage Corp.           Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow fees payable by the borrowers and not by the
                                 Partnership.......................................................            $953

Gymno Corporation, Inc.          Reconveyance Fee..................................................            $200


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $17,372

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

         Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

           (99.1) Certification of Michael R. Burwell, General Partner

                                      (99.2)       Certification of Michael R.
                                                   Burwell, President,
                                                   Secretary/Treasurer & Chief
                                                   Financial Officer of Gymno
                                                   Corporation, General Partner

(b) Form 8-K

                                      There were no 8-K filings in the quarter
ended September 30, 2002.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November, 2002.

REDWOOD MORTGAGE INVESTORS VI


By:       /S/ Michael R. Burwell
          ---------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  --------------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 14th day of November, 2002.


Signature                               Title                       Date


/S/ Michael R. Burwell
-----------------------------
Michael R. Burwell               General Partner               November 14, 2002


/S/ Michael R. Burwell
-----------------------------
Michael R. Burwell            President, Secretary/Treasurer   November 14, 2002
                               & CFO of Gymno Corporation
                                  (Principal Financial and
                                     Accounting Officer);
                              Director of Gymno Corporation

                                                                    Exhibit 99.1


                          GENERAL PARTNER CERTIFICATION


I, Michael R. Burwell, General Partner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VI, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial date and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
November 14, 2002

                                                                    Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 14, 2002

                                                                    Exhibit 99.2

               PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

     I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VI, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial date and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President and
Chief Financial Officer, of Gymno
Corporation, General Partner
November 14, 2002

                                                                    Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
November 14, 2002