Form 10-K
period 2002-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 2003-03-31
CIK 811592

REDWOOD MORTGAGE INVESTORS VI
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2002

                                     Part I


                                                                                                             Page No.
                                                                                                          ------------
     Item 1   - Business                                                                                         3
     Item 2   - Properties                                                                                       6
     Item 3   - Legal Proceedings                                                                                6
     Item 4   - Submission of Matters to a Vote of Security Holders (Partners)                                   6

                                     Part II

     Item 5   - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters           7
     Item 6   - Selected Financial Data                                                                          7
     Item 7   - Management's Discussion and Analysis of Financial Condition and Results of Operations            9
     Item 7a  - Quantitative and Qualitative Disclosures About Market Risk                                      16
     Item 8   - Financial Statements and Supplementary Data                                                     17
     Item 9   - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            38

                                    Part III

     Item 10 - Directors and Executive Officers of the Registrant                                               38
     Item 11 - Executive Compensation                                                                           38
     Item 12 - Security Ownership of Certain Beneficial Owners and Management                                   39
     Item 13 - Certain Relationships and Related Transactions                                                   39
     Item 14 - Controls and Procedures                                                                          39

                                     Part IV


     Item 15 - Exhibits, Financial Statements and Schedules, and Reports of Form 8-K                            40

     Signatures                                                                                                 41

     Certifications                                                                                             42


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

  For the year ended  December  31,  2002  Commission  File  number  33-12519
--------------------------------------------------------------------------------

                        REDWOOD MORTGAGE INVESTORS VI
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             California                                94-3031211
--------------------------------------------------------------------------------
     (State or other jurisdiction of          (I.R.S. Employer Identification)
     incorporation or organization)

900 Veterans Blvd., Suite 500, Redwood City, CA            94063
--------------------------------------------------------------------------------
(address of principal executive offices)               (zip code)

Registrant's telephone number including area code       (650) 365-5341
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:        None

      Title of each class             Name of each exchange on which registered
--------------------------------------------------------------------------------
           None                                       None
--------------------------------------------------------------------------------

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

                                     Part I

Item 1 - Business

     Redwood Mortgage Investors VI is a California Limited Partnership (the "Partnership"). Michael R. Burwell, an individual, and Gymno Corporation, a California corporation, are the general partners. The address of the general partners is 900 Veterans Blvd., Suite 500, Redwood City, California 94063. The Partnership's primary purpose is to invest its capital in first and second deeds of trust secured by Northern California properties. Loans are arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners. The Partnership's objectives are to make investments which will: (i) provide the maximum possible cash returns which limited partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have earnings credited to their capital accounts and used to invest in Partnership activities; and (ii) preserve and protect the Partnership's capital. The Partnership's general business is more fully described under the section entitled "Investment Objectives and Criteria", pages 23-26 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated by reference.

     The Partnership was formed in September 1987, with an approved 120,000 Units of $100 each ($12,000,000). The Units were offered on a "best efforts" basis through broker/dealer member firms of the National Association of Securities Dealers, Inc. It immediately began issuing Units and began investing in loans in October 1987. The offering terminated in September 1989, and as of that date 97,725.94 Units were sold realizing proceeds of $9,772,594. At December 31, 2002, the Partnership had a balance of loans totaling $5,183,100 with interest rates thereon ranging from 6.50% to 14.75%.

     Currently First Trust Deeds comprise 84.74% of the total amount of secured loan portfolio. Second Mortgage Trust Deeds comprise 15.26% of the secured loan portfolio. Owner-occupied homes, combined with non-owner occupied homes, total 15.91% of the secured loans. Secured loans to apartments make up 10.93% of the total secured loans portfolio. Commercial secured loan origination increased from last year, now comprising 73.16% of the portfolio, an increase of 3.04% from 2001. The major concentration of secured loans, comprising 88.52% of the total loans, are in five counties of the San Francisco Bay Area. The balance, as stated on page 5 of this report, are primarily in Northern California. Currently secured loan size is averaging $235,595 per loan. Some of the secured loans are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 20.32%. Generally, the more equity, the more protection for the lender. The Partnership's loan portfolio had no properties in foreclosure as of the end of December 2002.

     Delinquencies are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Partnership's revenues decreased from $477,929 in 2000 to $426,651 in 2001 and to $369,983 in 2002. This was due largely to the decline in the Partnership's secured loan portfolio from $5,570,576 to $4,970,433 to $5,183,100 for the years 2000, 2001 and 2002, respectively, and an overall lowering of interest rates on loans. Cash flow the Partnership generated from income, mortgage interest and loan pay-offs was used primarily to meet limited partner capital and earnings liquidations. For the three years ended December 31, 2002 withdrawals by limited partners were $1,079,696 in 2000, $836,749 in 2001 and $602,753 in 2002.

     During the year 2002, the Partnership's annualized yield on compounding accounts was 5.40% and on monthly distributing accounts it was 5.30%.

Competition and General Economic Conditions.

     The Partnership's major competitors in providing mortgage loans are banks, savings and loan associates, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the Partnership. The Partnership is competitive in large part because the general partners generate all of their loans. The general partners have been in the business of making or investing in mortgage loans in Northern California since 1978 and have developed a quality reputation and recognition within the field.

     Mortgage interest rates have fallen during the last 18 to 24 months. This has been partially due to actions by the Federal Reserve Bank to reduce the discount rate on borrowings charged to member banks, a slowing economy and low inflation rates. Although the general trend for interest rates has been down, many lenders have tightened their credit and reduced their lending exposure in various markets and property types. This credit tightening from competing lenders would generally provide the Partnership with additional lending opportunities at attractive rates. However, as a result of the slowing economy, there are now fewer transactions in the marketplace, which could potentially reduce the number of lending opportunities to the Partnership. Continued rate reductions by the Federal Reserve Bank, a continued slowing economy, and continued low inflation rates could have the effect of reducing mortgage yields. In the future, when cash flow permits, currently existing loans with relatively high yields could be replaced with loans with lower yields as they pay-off, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Loan Portfolio

     As of December 31, 2002, a summary of the Partnership's secured loan portfolio is set forth below.

   Loans as a Percentage of Appraised Value

   First Trust Deeds                                   $4,392,120
   Second Trust Deed Loans                                790,980
                                                  ----------------
        Total loans                                    $5,183,100

   Priority Positions due other Lenders                 2,779,170

        Total Debt                                     $7,962,270
                                                  ================

   Appraised Property Value at time of loan            $9,992,743

        Total Investments as a % of Appraisal              79.68%

   Number of Secured Loans Outstanding                         22

   Average Investment                                     235,595
   Average Investment as a % of Net Assets                  3.48%
   Largest Investment Outstanding                       2,103,300
   Largest Investment as a % of Net Assets                 31.05%

   Secured Loans as a Percentage of Total Loans                     Percent
   -----------------------------------------------------          -------------
   First Trust Deeds                                                    84.74%
   Second Trust Deeds                                                   15.26%
                                                                  -------------
   Total                                                               100.00%

   Secured Loans by Type of Property                Amount          Percent
   -----------------------------------------     -------------    -------------

   Owner Occupied Homes                              $ 49,707           14.47%
   Non-Owner Occupied Homes                            74,674            1.44%
   Apartments                                         566,600           10.93%
   Commercial                                       3,792,119           73.16%
                                                 -------------    -------------
   Total                                           $5,183,100          100.00%
                                                 =============    =============

     The following is a distribution of secured loans outstanding as of December 31, 2002 by Counties.

                                    Total Mortgage
           County                    Investments             Percent
  --------------------------       -----------------     -----------------

  Santa Clara                            $2,211,565                42.67%
  Alameda                                 1,203,972                23.23%
  San Francisco                             660,937                12.75%
  San Mateo                                 406,549                 7.84%
  Sacramento                                243,067                 4.69%
  Stanislaus                                176,558                 3.41%
  Marin                                     105,000                 2.03%
  Shasta                                     77,485                 1.49%
  San Joaquin                                76,250                 1.47%
  Sonoma                                     21,717                 0.42%
                                   -----------------     -----------------

  Total                                  $5,183,100               100.00%
                                   =================     =================


Statement of Condition of loans:
  Number of Loans in Foreclosure                                0


     Scheduled maturity dates of secured loans as of December 31, 2002 are as follows:

                         Year Ending
                         December 31,
                      -------------------
                             2003                  $  681,176
                             2004                     844,706
                             2005                     145,125
                             2006                      96,716
                             2007                   3,259,940
                          Thereafter                  155,437
                                               ---------------
                                                   $5,183,100
                                               ===============

     The scheduled maturities for 2003 include one loan for $175,656, representing 3.39% of the portfolio, was past maturity at December 31, 2002. Two loans totaling $207,648 (4.01% of the secured loan portfolio) were categorized as delinquent over 90 days. Several of these borrowers were in the process of selling their property or refinancing the loans through other institutions, as this was an opportune time for them to do so and take advantage of lower interest rates. The Partnership allows borrowers to occasionally continue to make the regular interest payments on debt past maturity for periods of time. Interest payments on one of these loans were delinquent.

Item 2 - Properties

     During 2002, the Partnership acquired one piece of real estate through foreclosure. The Partnership, together with other partnerships, all affiliates of the general partners, own the property. It is a 4 unit condominium complex. Currently, renovation work is being carried out and the property is expected to be put on the market by June 2003. As of December 31, 2002, balance outstanding was $377,000. The general partners have examined the property with real estate professionals, reviewed the appraisal and concluded the collateral appears adequate to collect the amounts due.

     The Partnership also owns two other properties; a commercial property and the other land. The land is located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment at December 31, 2002 is $130,215. Currently there is not an active market for land sale. The general partners are offering the property for sale but there has been little activity, although some negotiations have ensued. The general partners believe that the property is worth considerably more than its net investment.

     Our final property is a commercial property located in Walnut Creek, California. The property is currently for sale, but the market is soft and a sale is not anticipated soon. Management has set aside loss reserves, which they believe are adequate in amount to cover anticipated losses.


Item 3 - Legal Proceedings

     In the normal course of business the Partnership may become involved in various types of legal proceedings such as assignments of rents, bankruptcy proceedings, appointments of receivers, unlawful detainers, judicial foreclosures, etc., to enforce the provisions of the deeds of trust, collect the debt owed under promissory notes or to protect/recoup its investment from the real property secured by the deeds. The Partnership is a defendant along with numerous defendants, including a developer, contractor, and other lenders, in a lawsuit involving the Partnership's attempt to recover its investment in real estate acquired through foreclosure. The plaintiff has not actively pursued the case for some time and the statute of limitations will expire next year. The general partners believe that the outcome of this litigation will have no effect on the earnings of the Partnership.


Item 4 - Submission of Matters to a Vote of Security Holders (Partners)

No matters have been submitted to a vote of the Partnership.

                                     Part II


     Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters

     120,000 Units at $100 each (minimum 20 Units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in Part I item 1). All Units were sold to California residents. Investors have the option of withdrawing earnings on a monthly, quarterly or annual basis or having their earnings retained in the Partnership. Limited partners may withdraw from the Partnership in accordance with the terms of the partnership agreement subject to early withdrawal penalties. There is no established public trading market for the Units.

     A description of the Partnership's Units, transfer restrictions, and withdrawal provisions is more fully described under the section entitled "Description of Units" and "Summary of the Limited Partnership Agreement", pages 38042 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated by reference.


Item 6 - Selected Financial Data

     Redwood Mortgage Investors VI began operations in October, 1987. Its financial condition and results of operation for the five years ended December 31, 2002 were:

                                 Balance Sheets

                                                                                  December 31,
                                               -----------------------------------------------------------------------------------
                                                    2002              2001             2000             1999             1998
                                               --------------    -------------    -------------     ------------    --------------
Cash                                                $341,127         $190,414         $354,860       $1,120,295          $299,775

Loans
    Loans, secured by deeds of trust               5,183,100        4,970,433        5,570,576        5,282,773         7,969,735

    Loans, unsecured                                 223,697           82,362           82,362                -            23,775

Interest and other receivables
    Accrued interest on loans                         61,384          797,105          664,292          706,841           717,719

    Advances on loans                                 31,007          197,946          133,647          137,930           162,083

Less allowances for loan losses                    (275,294)        (370,612)        (261,452)        (303,249)         (202,344)
Note receivable - Redwood Mortgage Corp                    -          178,200          125,000          300,000                 -
Real estate owned (REO), net                       1,234,541        1,093,503          767,583          133,300           169,922

Real estate owned in process                               -                -                -          668,132                 -
                                               --------------    -------------    -------------     ------------    --------------

       Total assets                                 $6,799,562     $7,139,351       $7,436,868       $8,046,022        $9,140,665
       ------------
                                               ==============    =============    =============     ============    ==============


                        Liabilities and Partners' Capital

                                                                                December 31,
                                              -----------------------------------------------------------------------------------
                                                  2002             2001              2000             1999              1998
                                              -------------    -------------     -------------    -------------     -------------
Liabilities
   Notes payable - bank line of credit             $     -          $     -           $     -           $    -         $ 390,000
   Accounts payable                                 11,953           20,261            13,068                -            22,668
   Deferred interest on loans                            -           74,022                 -           15,676            20,463
   Payable to affiliates                            14,643           35,632                 -                -                 -
                                              -------------    -------------     -------------    -------------     -------------
     Total liabilities                              26,596          129,915            13,068           15,676           433,131
                                              -------------    -------------     -------------    -------------     -------------

Partners' capital
  Limited partners' capital, subject to
    redemption                                   6,763,200        6,999,670         7,414,034        8,020,580         8,697,768
     General partners' capital                       9,766            9,766             9,766            9,766             9,766
                                              -------------    -------------     -------------    -------------     -------------

     Total partners' capital                     6,772,966        7,009,436         7,423,800        8,030,346         8,707,534
                                              -------------    -------------     -------------    -------------     -------------

     Total liabilities and partners' capital    $6,799,562       $7,139,351        $7,436,868       $8,046,022        $9,140,665
                                              =============    =============     =============    =============     =============


                              Statements of Income



Gross revenue                                    $ 574,171        $ 735,900         $ 785,209       $1,086,317         $ 871,861
Expenses                                           204,188          309,249           307,280          565,408           359,356
                                              -------------    -------------     -------------    -------------     -------------
Net income                                       $ 369,983        $ 426,651         $ 477,929        $ 520,909         $ 512,505
                                              =============    =============     =============    =============     =============

Net income:   to general partners (1%)             $ 3,700          $ 4,266           $ 4,779         $  5,209           $ 5,125
              to limited partners (99%)            366,283          422,385           473,150          515,700           507,380
                                              -------------    -------------     -------------    -------------     -------------

                                                 $ 369,983        $ 426,651         $ 477,929        $ 520,909         $ 512,505
                                              =============    =============     =============    =============     =============
Net income per $1,000 invested by limited partners for entire period:
    - where income is reinvested and
        compounded                                     $54              $59               $62              $62               $56
                                              =============    =============     =============    =============     =============

     - where partner receives income in
        monthly distributions                          $53              $58               $61              $61               $55
                                              =============    =============     =============    =============     =============


     The annualized yield for 1999 was 6.24%, for 2000 the annualized yield was 6.22%, for 2001 the annualized yield was 5.95%, and for 2002 the annualized yield was 5.40%. The average annualized yield from inception through December 31, 2002 was 7.04%.

     Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At December 31, 2002, there were three Real Estate Owned properties all acquired through foreclosure, one in 2002 and the other two in prior years.

     Loans and the related accrued interest, late fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

     Statement of Financial Accounting Standards Nos. 114 and 118 provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due are not insignificant, the carrying amount of the investment shall be reduced to the present value of future cash flows discounted at the loan's effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

     If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.

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

Related Parties.

     The general  partners of the Partnership are Gymno  Corporation and Michael
R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partner, which arranges, services and maintains the loan portfolio for the benefit of the Partnership. The fees received by the affiliate are paid pursuant to the partnership agreement and are determined at the sole discretion of the affiliate. In the past the affiliate has elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the years ended December 31, 2000, 2001 and 2002, loan brokerage commissions paid by the borrowers were $45,164, $46,581 and $22,611, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $48,556, $41,406 and $138,851 were incurred for the years ended December 31, 2000, 2001 and 2002, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $9,780, $9,115 and 8,677 were incurred by the Partnership for the years ended December 31, 2000, 2001 and 2002, respectively.

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

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2001 and 2002, a general partner, Gymno Corporation, had contributed $9,772 and $9,772 respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations - For the years ended December 31, 2000, 2001 and 2002

     The net income decrease of $42,980 (8%) for the year ended December 31, 2000 versus December 31, 1999 was due primarily to a decrease in interest earned on loans of $145,323, an increase in interest-interest bearing accounts of $2,935, an increase in interest on promissory note of $16,091, a decrease in mortgage servicer subsidy of $175,000; offset by significant expense increases or (decreases) for the year ended December 31, 2000 included a decrease in interest and credit line costs of ($14,714), and a decrease in the provision for losses on loans and real estate acquired through foreclosure of ($244,131).

     The net income decrease of $51,278 (11%) for the year ended December 31, 2001 versus December 31, 2000 was due primarily to a decrease in interest earned on loans of $85,613, a decrease in late charges of $4,094, a decrease in interest on promissory note of $11,179, and an increase of mortgage servicer subsidy of $53,200; offset by significant expense increases or (decreases) for the year ended December 31, 2001 versus December 31, 2000 of lower mortgage servicing fees of ($7,150), and an increase in the provision for losses on loans and real estate acquired through foreclosure of $7,609.

     The income decrease of $56,668 (13%) for the year ended December 31, 2002 versus December 2001 was due primarily to an increase in interest earned on loans of $40,515, a decrease in late charges of $18,480, and a decrease in mortgage servicer subsidy of $178,200; offset by significant expense increases or (decreases) for the year ended December 31, 2002 versus December 31, 2001 of higher mortgage servicing fees of $97,445, a decrease in the provision for losses on loans and real estate acquired through foreclosure of ($206,900), and an increase in professional fees of $11,594.

     The decrease in interest on loans of $145,323 and $85,613 for the years ended December 31, 2000 and 2001 was due to less loans outstanding. The increase in interest on loans of $40,515 for the year ended December 31, 2002 was due to a higher average loan portfolio balance; offset by a lower average loan portfolio interest rate.

     The increase in interest-interest bearing accounts of $2,936 for the year ended December 31, 2000 versus December 31, 1999 is due to increased cash during 2000 held in interest bearing accounts. The decrease in interest-interest bearing accounts of $4,094 and $7,780 for the years ended December 31, 2001 and 2002 is due to lower interest rates being earned on interest bearing accounts.

     The increase of $16,091 in interest on promissory note for 2000 versus 1999 is due to no promissory note being held in 1999. The decrease in interest on promissory note of $11,179 for 2001 versus 2000 is due to a lower outstanding balance in 2001 versus 2000. The increase in interest on promissory note for 2002 versus 2001 is due to a higher average balance outstanding in 2002 versus 2001.

     The decrease in mortgage servicer subsidy of $175,000 for 2000 versus 1999 was due to lower subsidies by the mortgage servicer. The increase in mortgage servicer subsidy of $53,200 in 2001 versus 2000 is due to an increased subsidy by the mortgage servicer in 2001. The decrease in mortgage servicer subsidy of $178,200 in 2002 versus 2001 is due to no subsidy being provided by mortgage servicer in 2002.

     The increase in late charge revenue of $189 for the year ended December 31, 2000 versus 1999 is reflective of more loans delinquent. The decrease in late charge revenue of $1,623 and $18,480 for the year ended December 31, 2001 and 2002 reflects greater collection of past due borrower payments and less delinquency.

     Professional fees paid were $25,462, $19,866 and $31,460 for the years 2000, 2001 and 2002, respectively. The fluctuations relate mainly to the increased costs and timing of services for audits, financial report writing and tax filing.

     The decrease in mortgage servicing fees of $1,594 and $7,150 for the years ended December 31, 2000 and December 31, 2001 is primarily attributable to the lower average loan portfolio balances during 2000 and 2001. The increase in mortgage servicing fees of $97,445 in 2002 is due to the collection of previously past due payments on impaired loans, which were collected in 2002. The Partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans. Rather, servicing fees are incurred as borrower payments are received.

     The decrease of $244,131 in provision for losses on loans and real estate acquired through foreclosure for the year ended December 31, 2000 versus
December 31, 1999 reflects the general partners' estimate of an appropriate allowance for anticipated losses. The increase of $7,609 in provision for losses on loans and real estate acquired through foreclosure for the year ended December 31, 2001 versus 2000 reflect the general partners' estimate that reserves needed to be slightly increased to cover anticipated losses. The decrease of $206,900 in provision for losses on loans and real estate acquired through foreclosure for the year ended December 31, 2002 versus 2001 reflects the general partners' estimate that the existing reserves are adequate as complemented by a guarantee received from Redwood Mortgage Corp. relating to the collectibility of certain Partnership loans.

     As of September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On December 31, 2002, the Partnership's net capital totaled $6,772,966.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding for the years ended December 31, 2000, 2001, and 2002 were $5,570,576, $4,970,433, and $5,183,100, respectively. The overall decrease in loans outstanding from December 31, 2000 to December 31, 2002, was due primarily to the Partnership utilizing loan payoffs to meet limited partner capital liquidations, and an increase in Real Estate Owned or in process. During the years 2000, 2001, and 2002, loan principal collections exceeded limited partner liquidations.

     Since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with eleven successive cuts, ranging from .25% to .50%. The latest cut of .50% was made on November 7, 2002, which reduced the Federal Funds Rate to 1.25% and the prime rate to 4.25%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot at this time predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during 2002. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .25% to .50% over the year 2003. Nevertheless, based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield for compounding limited partners will range between 4.75% and 5.00% for the year 2003.

     The Partnership's operating results and delinquencies are within the normal range of the general partners expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of December 31, 2002, there were no properties in foreclosure. As of December 31, 2000, 2001 and 2002, the Partnership's real estate owned account balance was $767,583, $1,093,503 and $1,234,541, respectively. The increase was due to the acquisition of security on delinquent loans. The Partnership intends to sell these properties.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties, and amortization of principal and loan pay-offs. Currently, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, REO expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, loan loss reserves are increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and continuing in 2002, the Northern California real estate market slowed and the national and local economies have slipped into recession. As of December 31, 2002, no notices of default were filed. The Partnership also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on approximately 2 loans totaling $176,560 (3.41% of the loan portfolio) as of December 31, 2002. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The number and amount of foreclosures existing at December 31, 2002, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided $193,427, $201,036, and ($5,864) as provision for loan losses for the years ended December 31, 2000, 2001, and 2002, respectively. The increase in allowance for 2000 and 2001 was to build up reserve for any potential loss in the future. During 2002, the Partnership restructured four previously impaired loans into two new loans with a lower interest rate. The amount restructured was $3,060,100. Had the loans been current in accordance with their original terms and had they been outstanding throughout the entire year, the Partnership would have recognized gross interest income of $267,946 for 2002. The Partnership recognized $172,131 of interest income on the restructured loans for 2002. As of December 31, 2002, there is a collateral shortfall on the restructured loans ranging from approximately $194,000 to $337,000 that has not been reserved for. Redwood Mortgage Corp. has guaranteed to cover any losses sustained by the Partnership related to these restructured loans. Management believes that reserves previously set aside are adequate.

     As  of  December  31,  2002,  there  is  a  collateral   shortfall  on  the
certain loans ranging from approximately $194,000 to $337,000 that has not been reserved for. Redwood Mortgage Corp. has guaranteed to cover any losses sustained by the Partnership related to these loans.

Borrower Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 2000, 2001, and 2002, the Partnership made distributions of earnings to limited partners after allocation of syndication costs of $192,356, $164,787, and $130,296, respectively. Distribution of earnings to limited partners for the years ended December 31, 2000, 2001, and 2002, to limited partners' capital accounts and not withdrawn, was $280,794, $257,598, and
$235,987, respectively. As of December 31, 2000, 2001, and 2002, limited partners electing to withdraw earnings represented 37%, 37%, and 35%, respectively, of the limited partners outstanding capital accounts.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 2000, 2001, and 2002, $200,417, $187,804, and $78,674, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2000, 2001, and 2002, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 2000, 2001, and 2002, $686,923, $484,158, and $393,784, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

Actual liquidation of both capital and earnings from year five (1992) through year fourteen (2002), is shown hereunder:

                            Years ended December 31,

                  1992              1993             1994               1995                1996              1997
               --------------    --------------    -------------    ---------------    ----------------    --------------
Earnings          $  323,037        $  377,712       $  303,014         $  303,098          $  294,678        $  257,670
Capital             *232,370          *528,737         *729,449           *892,953          *1,183,099        *1,297,410
               --------------    --------------    -------------    ---------------    ----------------    --------------
Total             $  555,407        $  906,449       $1,032,463         $1,196,051          $1,477,777        $1,555,080
               ==============    ==============    =============    ===============    ================    ==============

                   1998              1999              2000              2001               2002
               --------------    -------------     -------------    ---------------    ---------------
Earnings          $  235,837       $  217,526        $  192,356         $  164,787          $ 130,296
Capital           *1,060,109         *975,362          *887,340           *671,962           *472,457
               --------------    -------------     -------------    ---------------    ---------------
Total             $1,295,946       $1,192,888        $1,079,696         $  836,749          $ 602,753
               ==============    =============     =============    ===============    ===============

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

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of December 31, 2002, approximately 88.52%, ($4,588,023) of the loans held by the Partnership were in five San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     As contained in a collection of real estate statistics listed in the San Francisco Chronicle dated December 20, 2002 Bay Area home prices rose again in November 2002. The article states, "Despite a struggling economy, the median home price in the Bay Area in November rose 13% on a year-over-year basis, though the price has leveled since its all-time high this summer, a real estate information firm reported Thursday. Driven by historically low interest rates, the number of homes sold increased 24.4% between November 2001 and November 2002; however, that comparison is somewhat skewed given that sales plunged after September 11, 2001. The median home price in the nine Bay Area counties was $416,000 in November, compared with $368,000 last November, said DataQuick Information Systems in La Jolla (San Diego County). Compared with October, the median rose 2%, and the number of sales fell 12.8%. In July and August, the Bay Area median hit a record high $417,000. Last fall, in the wake of a sagging economy and the terrorist attacks, home prices and sales cooled considerably. But beginning in January, prices and sales shot up around the country as interest rates plummeted and consumers looked for an alternative to the gyrating stock market. At the same time, many economists have suggested a housing bubble is brewing and predict home prices may fall, particularly in expensive markets such as San Francisco and Boston. The median price of a single-family home nationwide is $159,600, according to the National Association of Realtors. (DataQuick's figures include both single-family homes and condos.) `The days of rapid appreciation have ended,' said Ken Rosen, a real estate and economics professor at UC Berkeley. He noted that home prices have appreciated far faster than personal income in the Bay Area in recent years. `Next year, we may see a small rise (in home prices), but there could be some significant weakness if interest rates go up and the economy gets worse,' Rosen said. On the other hand, DataQuick researcher John Karevoll said he sees no evidence of a major price dip in the Bay Area despite an uptick in the number of notices of default, the first step in the foreclosure process. `Housing is in a fairly good state,' Karevoll said. `Default activity would have to double for it to be a concern.' The typical monthly mortgage payment Bay Area residents committed to in November was $1,843. The peak was $2,124 in May 2000. Marin County posted the highest median home price - $602,000 - in November. Solano County had the lowest median price - $291,000 - but it experienced the biggest year-over-year percentage price increase. In November 2001, the county's median was $247,000. The median is the price at which half of sales are above and half are below. Sales in Santa Clara County, where the high-tech tumble has pushed unemployment to 7.8%, showed the largest jump, from 1,284 last November to 1,894 last month. But that falls short of the county's typical November sales count of between 1,900 and 2,300. Re/Max real estate agent Bruce Scheer in Cupertino said DataQuick's numbers don't tell the whole story. Although sales in the county are up nearly 48% year over year, the number of homes on the market is up more than 60%. `There's a lot more inventory, and sales have slowed,' Scheer said, `I think people are worried that the economy is going to get worse, and they think that if they wait to sell their home, they'll get less for it.'"

     The San Francisco Chronicle dated December 20, 2002 further analyzed the home sale price by county comparing sales of November 2001 versus November 2002 as follows:

                                Homes sold              Percent                  Median*                 Percent
      County              Nov. `01      Nov. `02         Change         Nov. `01        Nov. `02          Change
--------------------     -----------    ----------    -------------    -----------    -------------    ------------
Alameda                       1,309         1,771            35.3%           $352             $407           15.6%
Contra Costa                  1,464         1,599              9.2            308              352             4.3
Marin                           309           334              8.1            513              602            17.3
Napa                            159           171              7.5            341              398            16.7
San Francisco                   355           493             38.9            492              568            15.4
San Mateo                       531           620             16.8            490              522             6.5
Santa Clara                   1,284         1,894             47.5            421              446             5.9
Solano                          635           733             15.4            247              291            17.8
Sonoma                          598           650              8.7            319              342             7.2
                         ===========    ==========    =============    ===========    =============    ============
Bay Area                      6,644         8,265            24.4%           $368             $416           13.0%


*in thousands

     For the Partnership, these statistics imply that the values of homes secured by mortgages should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate.

     Opportunities exist which the Partnership may advantage itself of. Office vacancy is very high. The San Francisco Business Times dated October 10, 2002 states "Grubb & Ellis has reported a slight decrease in office vacancy in San Francisco for the third quarter, breaking a two-year losing streak. The commercial real estate firm said vacancy dropped to 21.9% with 127,000 square feet of positive absorption. Colin Yasukochi, research director of Grubb & Ellis' San Francisco office, said office demand has turned positive for the first time in two years. He reported 1.3 million square feet of gross leasing activity in the quarter. The five biggest deals of the quarter:

o Zurich Insurance took 77,000 square feet at 560 Mission street;
o Gensler Architecture signed a 57,000-square-foot lease at 2 Harrison Street;
o Law firm Clifford Chance opening its Bay Area headquarters at One market with 47,000 square feet;
o Bank of the West and PayMap each signed leases of at least 50,000 square feet.

     `The sustained gross leasing activity bodes well for more positive news in the fourth quarter,' Yasukochi said. `However, over 650,000 square feet of mostly vacant new space scheduled for delivery in that same quarter will likely cause vacancy to rise.' He predicts a sustained recovery is two to three years away."

     To the Partnership, stabilizing vacancy rates may mean we are at the vacancy rate bottom. High levels of space exist and as tenants leases expire they may be able to negotiate lower rental rates. This could lead to lower cash flows for owners, which may mean we could experience higher delinquencies or foreclosures on commercial properties.

     On or about March 19, 2003, the United States entered into an armed conflict with Iraq. While the general partners do not anticipate that this conflict will affect the real estate market in Northern California, a prolonged military conflict could have adverse effects on the economy of the Untied States, which could eventually impact the local real estate market.

     For Partnership loans outstanding, as of December 31, 2002, the Partnership had an average loan to value ratio computed as of the date the loan was made of 79.68%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made.


Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, and secured loans held in the Partnership's portfolio as of December 31, 2002. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2002:

                                  2003         2004         2005         2006        2007      Thereafter      Total
                               ------------ ----------- ------------ ----------- ------------ ------------ -------------
Interest earning assets:
Money market accounts             $322,722                                                                   $  322,722
Average interest rate                1.00%                                                                        1.00%
Loans secured by deeds
    of trust                      $681,176     844,706      145,125      96,716    3,259,940      155,437    $5,183,100
Average interest rate               10.69%      10.66%        9.35%       6.50%        7.68%       10.61%         8.68%


Market Risk.

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans (100% as of December 31, 2002) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the

     Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

     The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.


Item 8 - Financial Statements and Supplementary Data

A - Financial Statements

     The following financial statements of Redwood Mortgage Investors VI are included in Item 8:

o      Independent Auditors' Report
o      Balance Sheets - December 31, 2002, and December 31, 2001
o      Statements of Income for the years ended December 31, 2002, 2001 and 2000
o Statements of Changes in Partners' Capital for the years ended December 31, 2002, 2001 and 2000
o      Statements of Cash Flows for the years ended December 31, 2002, 2001 and
       2000
o      Notes to Financial Statements

B - Financial Statement Schedules

     The following financial statement schedules of Redwood Mortgage Investors VI are included in Item 8:

o        Schedule II     Valuation and Qualifying Accounts
o        Schedule IV     Mortgage Loans on Real Estate

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2002

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                       12667 Alcosta Boulevard, Suite 500
                               San Ramon, CA 94583
                                 (925) 790-2600




                          INDEPENDENT AUDITORS' REPORT


To the Partners
Redwood Mortgage Investors VI
Redwood City, California

     We have audited the accompanying balance sheets of Redwood Mortgage Investors VI (a California limited partnership) as of December 31, 2002 and 2001 and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VI as of December 31, 2002 and 2001, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II and IV are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                    ARMANINO McKENNA LLP

San Ramon, California
February 21, 2003

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS
                                                          2002            2001
                                                       -----------   -----------

Cash and cash equivalents                                $ 341,127     $ 190,414
                                                       -----------   -----------

Loans
   Loans, secured by deeds of trust                      5,183,100     4,970,433
   Loans, unsecured, net discount of $131,352 in 2002      223,697        82,362
   Allowance for loan losses                             (275,294)     (370,612)
                                                       -----------   -----------
     Net loans                                           5,131,503     4,682,183
                                                       -----------   -----------

Interest and advances
   Accrued interest and late fees                           61,384       797,105
   Advances on loans                                        31,007       197,946
                                                       -----------   -----------
                                                            92,391       995,051
                                                       -----------   -----------

Note receivable - Redwood Mortgage Corp.                         -       178,200
Real estate held for sale, net                           1,234,541     1,093,503
                                                       -----------   -----------

        Total assets                                   $ 6,799,562   $ 7,139,351
                                                       ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable                                    $    11,953   $    20,261
   Payable to affiliate                                     14,643        35,632
   Deferred interest                                             -        74,022
                                                       -----------   -----------
     Total liabilities                                      26,596       129,915
                                                       -----------   -----------

Partners' capital
   Limited partners' capital, subject to redemption
     120,000 Units authorized in 2002 and 2001,
      97,725.94 Units outstanding in 2002 and 2001       6,763,200     6,999,670
   General partners' capital                                 9,766         9,766
                                                       -----------   -----------
     Total partners' capital                             6,772,966     7,009,436
                                                       -----------   -----------

     Total liabilities and partners' capital           $ 6,799,562   $ 7,139,351
                                                       ===========   ===========

The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                  YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                            2002            2001             2000
                                                                       --------------- ---------------- ---------------
Revenues
   Interest on loans                                                       $  552,898       $  512,383      $  597,996
   Interest - interest bearing accounts                                         5,147           12,927          17,021
   Interest on promissory note                                                  7,128            4,912          16,091
   Late fees, prepayment penalties, and fees                                    8,998           27,478          29,101
   Mortgage servicer subsidy                                                        -          178,200         125,000
                                                                       --------------- ---------------- ---------------
                                                                              574,171          735,900         785,209
                                                                       --------------- ---------------- ---------------

Expenses
   Mortgage servicing fees                                                    138,851           41,406          48,556
   Asset management fees                                                        8,677            9,115           9,780
   Clerical costs from Redwood Mortgage Corp.                                  22,872           28,156          19,647
   Provisions for (recovery of) losses on loans and real estate               (5,864)          201,036         193,427
   Professional services                                                       31,460           19,866          25,462
   Other                                                                        8,192            9,670          10,408
                                                                       --------------- ---------------- ---------------
                                                                              204,188          309,249         307,280
                                                                       --------------- ---------------- ---------------

Net income                                                                  $ 369,983       $  426,651       $ 477,929
                                                                       =============== ================ ===============

Net income
   General partners (1%)                                                    $   3,700       $    4,266       $   4,779
   Limited partners (99%)                                                     366,283          422,385         473,150
                                                                       --------------- ---------------- ---------------
                                                                            $ 369,983        $ 426,651       $ 477,929
                                                                       =============== ================ ===============

Net income per $1,000 invested by limited partners for entire period
   Where income is reinvested and compounded                                 $     54         $     59        $     62
                                                                       =============== ================ ===============
   Where partner receives income in monthly distributions                    $     53         $     58        $     61
                                                                       =============== ================ ===============


The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                             Limited              General
                                                             Partners            Partners              Total
                                                        -------------------  ------------------  ------------------
    Balances at December 31, 1999                             $  8,020,580         $     9,766        $  8,030,346

       Net income                                                  473,150               4,779             477,929

       Early withdrawal penalties                                 (16,335)                   -            (16,335)

       Partners' withdrawals                                   (1,063,361)             (4,779)         (1,068,140)
                                                        -------------------  ------------------  ------------------

    Balances at December 31, 2000                                7,414,034               9,766           7,423,800

       Net income                                                  422,385               4,266             426,651

       Early withdrawal penalties                                 (15,024)                   -            (15,024)

       Partners' withdrawals                                     (821,725)             (4,266)           (825,991)
                                                        -------------------  ------------------  ------------------

    Balances at December 31, 2001                                6,999,670               9,766           7,009,436

       Net income                                                  366,283               3,700             369,983

       Early withdrawal penalties                                  (6,287)                   -             (6,287)

       Partners' withdrawals                                     (596,466)             (3,700)           (600,166)
                                                        -------------------  ------------------  ------------------

    Balances at December 31, 2002                             $  6,763,200         $     9,766        $  6,772,966
                                                        ===================  ==================  ==================

The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED December 31, 2002, 2001 AND 2000

                                                                          2002                2001                2000
                                                                    ------------------  ------------------  ------------------
Cash flows from operating activities
   Net income                                                             $   369,983         $   426,651         $   477,929
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision (recovery) for loan losses and real estate                     (5,864)             201,036             193,427
     Early withdrawal penalties credited to income                            (6,287)            (15,024)            (16,335)
     Mortgage servicer subsidy                                                      -           (178,200)           (125,000)
       Change in operating assets and liabilities
       Loans, unsecured                                                        82,362                   -            (82,362)
       Accrued interest and late fees                                       (162,674)           (168,444)              42,549
       Advances on loans                                                       74,251            (28,667)            (67,318)
       Accounts payable                                                       (8,308)               7,192              13,068
       Payable to affiliate                                                  (20,989)              35,632                   -
       Deferred interest                                                     (74,022)              74,022            (15,676)
                                                                    ------------------  ------------------  ------------------
Net cash provided by operating activities                                     248,452             354,198             420,282
                                                                    ------------------  ------------------  ------------------

Cash flows from investing activities
   Principal collected on loans                                             1,265,798           2,548,178           2,058,681
   Loans originated                                                         (900,418)         (1,838,265)         (2,352,060)
   Note receivable payments                                                   178,200             125,000             300,000
   Payments on real estate                                                   (41,153)              60,872           (129,557)
   Proceeds from disposition of real estate                                         -           (588,438)               5,359
                                                                    ------------------  ------------------  ------------------
Net cash provided by (used in) investing activities                           502,427             307,347           (117,577)
                                                                    ------------------  ------------------  ------------------

Cash flows from financing activities
   Partners' withdrawals                                                    (600,166)           (825,991)         (1,068,140)
                                                                    ------------------  ------------------  ------------------
Net cash used in financing activities                                       (600,166)           (825,991)         (1,068,140)
                                                                    ------------------  ------------------  ------------------

Net increase (decrease) in cash and cash equivalents                          150,713           (164,446)           (765,435)

Cash and cash equivalents at beginning of year                                190,414             354,860           1,120,295
                                                                    ------------------  ------------------  ------------------

Cash and cash equivalents at end of year                                  $   341,127         $   190,414         $   354,860
                                                                    ==================  ==================  ==================

The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 1 - organization and General

     Redwood Mortgage Investors VI (the "Partnership"), a California limited partnership, was organized in 1987. The general partners are Michael R. Burwell, an individual, and Gymno Corporation, a California corporation owned and operated on an equal 50/50% basis by Michael R. Burwell and Russell Burwell, a former general partner. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners. The offering of Partnership Units was closed in 1989, with contributed capital totaling $9,772,594.

     The Partnership is scheduled to terminate on December 31, 2027, unless sooner terminated as provided.


note 2 - Summary of Significant Accounting Policies

Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.

Loans, secured by deeds of trust

     Loans generally are stated at their outstanding unpaid principal balance with interest thereon being accrued by the effective interest method.

     Statement of Financial Accounting Standards Nos. 114 and 118 provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due are not insignificant, the carrying amount of the investment shall be reduced to the present value of future cash flows discounted at the loan's effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

     If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. At December 31, 2002 and 2001, loans categorized as impaired by the Partnership were $96,716 and $2,467,891, respectively, with a reduction in the carrying value of the impaired loans of $6,620, and $287,985, respectively. The reduction in the carrying value of the impaired loans is included in the allowance for loan losses. The impaired loans have accrued interest, late charges and advances totaling $10,973 and $828,967 at December 31, 2002 and 2001. The average recorded investment in the impaired loans was $1,282,304, $2,468,698 and $2,470,686 for the three years ended 2002,
2001 and 2000, respectively.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 2 - Summary of Significant Accounting Policies (continued)

Loans, secured by deeds of trust (continued)

     At December 31, 2002 and 2001, the Partnership had two loans past due 90 days or more totaling $207,648 and $144,916 (4.01% and 2.92% of the secured loan portfolio), respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans. At December 31, 2002 and 2001, as presented in Note 10, the average loan to appraised value of security at the time the loans were consummated was 79.68% and 75.20%, respectively. When loans are considered impaired, the allowance for loan losses is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

     During 2002, the Partnership restructured four previously impaired loans into two new loans with a lower interest rate. The amount restructured was $3,060,100. Had the loans been current in accordance with their original terms and had they been outstanding throughout the entire year, the Partnership would have recognized gross interest income of $267,946 for 2002. The Partnership recognized $172,131 of interest income on the restructured loans for 2002. As of December 31, 2002, there is a collateral shortfall on the certain loans ranging from approximately $194,000 to $337,000 that has not been reserved for. Redwood Mortgage Corp. has guaranteed to cover any losses sustained by the Partnership related to these loans.

Allowance for loan losses

     Loans and the related accrued interest, late fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

     The composition of the allowance for loan losses as of December 31, 2002 and 2001 was as follows:

                                                     2002              2001
                                               ---------------    --------------
   Impaired loans                                     $  6,620         $ 287,985
   Specified loans                                      44,977                 -
   General                                                   -               265
   Unsecured loans                                     223,697            82,362
                                               ---------------    --------------
                                                     $ 275,294         $ 370,612
                                               ===============    ==============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 2 - Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

     Activity in the allowance for loan losses is as follows for the years ended December 31:

                                 2002               2001               2000
                              ------------        ------------       -----------
   Beginning balance             $ 370,612           $ 261,452         $ 303,249
   Provision for loan losses         3,083             109,160            34,738
   Recoveries                      (8,947)                   -                 -
   Restructures                   (48,009)                   -                 -
   Write-offs                     (41,445)                   -          (76,535)
                              ------------        ------------       -----------
                                 $ 275,294           $ 370,612         $ 261,452
                              ============        ============       ===========

Cash and cash equivalents

     The Partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Real estate held for sale

     Real estate held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, plus any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell.

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposition of Long Lived Assets," the Partnership periodically compares the carrying value of real estate to expected future undiscounted cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value. During 2002, the Partnership transferred $249,999 from the allowance for loan losses to the allowance for losses on real estate held for sale.

Income taxes

     No provision for federal and state income taxes, except for a minimum state tax of $800, is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

Net income per $1,000 invested

     Amounts reflected in the statements of income as net income per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who held their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the limited partners' pro rata share of partners' capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 2 - Summary of Significant Accounting Policies (continued)

Late fee revenue

     Late fees are generally charged at 6% of the monthly installment payment past due. During 2002, 2001 and 2000, late fee revenue of $1,947, $10,959, and $5,219, respectively, was recorded. The Partnership has a late fee receivable at December 31, 2002 and 2001 of $968 and $9,800, respectively.

Reclassification

     Certain reclassifications, not affecting previously reported net income or total partners' capital, have been made to the previously issued financial statements to conform to the current year classification.

Recently issued accounting pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 is effective immediately for any variable interest entities created after January 31, 2003 and is effective beginning in the third quarter of 2002 to any variable interest entities created prior to the issuance of the interpretation. FIN 46 provides a new framework to identify variable interest entities and to determine when an entity should include the assets, liabilities, non-controlling interests and the results of activities of a variable interest entity in its financial statements. The implementation of FIN 46 is not anticipated to have any significant effect on the Partnership.


note 3 - Other Partnership Provisions

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

Election to receive monthly, quarterly or annual distributions

     At subscription, investors elected to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor's election to have cash distributions is irrevocable.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 3 - Other Partnership Provisions (continued)

Profits and losses

     Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

Liquidity, capital withdrawals and early withdrawals

     There are substantial restrictions on transferability of Partnership Units and accordingly an investment in the Partnership is non-liquid. Limited partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Partnership Units, which in all instances had occurred as of December 31, 2002.

     In order to provide a certain degree of liquidity to the limited partners after the one-year period, limited partners may withdraw all or part of their capital accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn as stated in the notice of withdrawal and will be deducted from the capital account.

     After five years from the date of purchase of the Units, limited partners have the right to withdraw from the Partnership, on an installment basis. Generally, this is done over a five-year period in twenty quarterly installments. Once a limited partner has been in the Partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in twenty quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the general partners may liquidate all or part of a limited partner's capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a limited partner's capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total limited partners' capital accounts outstanding at the beginning of any year shall be liquidated during any calendar year.


note 4 - General Partners and Related Parties

     The following are commissions and fees that are paid to the general partners and affiliates.

Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. In 2002, 2001 and 2000, loan brokerage commissions paid by the borrowers were $22,611, $46,581, and $45,164, respectively.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 4 - General Partners and Related Parties (continued)

Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $138,851, $41,406, and $48,556, were incurred for 2002, 2001 and 2000, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $14,643 and $35,632 at December 31, 2002 and 2001, respectively.

Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Asset management fees of $8,677, $9,115, and $9,780 were incurred for 2002, 2001 and 2000, respectively.

Other fees

     The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. These fees are incurred by the borrowers and paid to the general partners.

Operating expenses

     The general partners or their affiliate, Redwood Mortgage Corp., are reimbursed by the Partnership for all operating expenses incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2002, 2001 and 2000, operating expenses totaling $22,872, $28,156 and $19,647, respectively, were reimbursed to Redwood Mortgage Corp.


note 5 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of December 31, 2002 and 2001:

                                                  2002                2001
                                            ----------------    ----------------
      Costs of properties                         $2,018,732          $1,627,696
      Reduction in value                           (784,191)           (534,193)
                                            ----------------    ----------------
      Real estate held for sale                   $1,234,541          $1,093,503
                                            ================    ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 6 - Note Receivable - Redwood Mortgage Corp.

     In 2001 and 2000, Redwood Mortgage Corp., an affiliate of the general partners, which arranges and services the loans of the Partnership, committed to subsidize certain loan losses of the Partnership. At December 31, 2001, this commitment was evidenced by a note receivable of $178,200. The note bears interest at 8% and was repaid in 2002. Mortgage servicer subsidies for 2001 and 2000, were $178,200 and $125,000, respectively. There was no subsidy in 2002; however, Redwood Mortgage Corp. has guaranteed the recoverability of certain loan amounts to the Partnership as of December 31, 2002 (see Note 2).


note 7 - Income Taxes

     The following reflects a reconciliation of partners' capital reflected in the financial statements to the tax basis of Partnership capital:

                                                    2002              2001
                                                --------------    --------------
  Partners' capital per financial statements        $6,772,966        $7,009,436
  Allowance for loan losses and real estate          1,059,485           904,804
                                                --------------    --------------
  Partners' capital tax basis                       $7,832,451        $7,914,240
                                                ==============    ==============

     In 2002 and 2001, approximately 73% of taxable income was allocated to tax-exempt organizations (e.g., retirement plans). Such organizations generally do not have to file income tax returns.


note 8 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash  equivalents - The carrying amount equals fair value. All
amounts,   including   interest-bearing   accounts   are  subject  to  immediate
withdrawal.

     (b) Secured loans carrying value was $5,183,100 and $4,970,433 at December 31, 2002 and 2001, respectively. The fair value of these loans of $4,862,646 and $5,036,556, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 9 - Non-cash Transactions

     During 2002, the Partnership restructured four loans that resulted in an increase to loans receivable of $920,346 and a decrease to the allowance for loan losses, accrued interest and advances of $21,707, $849,365 and $92,688, respectively.

     During 2002, the Partnership foreclosed on a property that resulted in an increase to real estate held for sale of $349,883 and a decrease to loans receivable and accrued interest of $300,853 and $49,030, respectively.

     During 2002, the Partnership originated two unsecured, non-interest bearing loans, which resulted in an increase to unsecured loans and the allowance for loan losses of $355,049 and $223,697, respectively. The Partnership imputed interest on these loans at 10.5% per annum, which resulted in a decrease to unsecured loans of $131,352 and an increase to discount on loans of $131,352.


note 10 - Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At December 31, 2002 and 2001, there were 22 and 27 secured loans outstanding respectively, with the following characteristics:

                                                                          2002               2001

                                                                     ---------------    ----------------
  Number of secured loans outstanding                                            22                  27
  Total secured loans outstanding                                        $5,183,100          $4,970,433

  Average secured loan outstanding                                       $  235,595          $  184,090
  Average secured loan as percent of total                                    4.55%               3.70%
  Average secured loan as percent of partners' capital                        3.48%               2.63%

  Largest secured loan outstanding                                       $2,103,300          $1,376,117
  Largest secured loan as percent of total                                   40.58%              27.69%
  Largest secured loan as percent of partners' capital                       31.05%              19.63%

  Number of counties where security is located (all California)                  10                  10
  Largest percentage of secured loans in one county                          42.67%              40.75%
  Average secured loan to appraised value of security at time
     loan was consummated                                                    79.68%              71.27%

  Number of secured loans in foreclosure                                          -                   3
  Amounts of secured loans in foreclosure                                 $       -           $ 439,311


                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 10 - Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at December 31, 2002 and 2001:

                                                                              2002               2001
                                                                         ---------------    ----------------
      First trust deeds                                                     $ 4,392,120         $ 3,770,088
      Second trust deeds                                                        790,979           1,136,481
      Third trust deeds                                                                              63,864
                                                                                      -
                                                                         ---------------    ----------------
          Total loans                                                         5,183,100           4,970,433
      Prior liens due other lenders                                           2,779,170           5,627,002
                                                                         ---------------    ----------------

          Total debt                                                        $ 7,962,270         $10,597,435
                                                                         ===============    ================

      Appraised property value at time of loan                              $ 9,992,743         $14,868,548
                                                                         ===============    ================

      Total investments as a percent of appraisals                               79.68%              71.27%
                                                                         ===============    ================

      Investments by type of property
          Owner occupied homes                                              $   749,707         $   741,154
          Non-owner occupied homes                                               74,674             181,952
          Apartments                                                            566,600             562,015
          Commercial                                                          3,792,119           3,485,312
                                                                         ---------------    ----------------
                                                                            $ 5,183,100         $ 4,970,433
                                                                         ===============    ================

     Scheduled maturity dates of secured loans as of December 31, 2002 are as follows:

            Year Ending December 31,
      -------------------------------------
                      2003                          $ 681,176
                      2004                            844,706
                      2005                            145,125
                      2006                             96,716
                      2007                          3,259,940
                   Thereafter                         155,437
                                            ------------------
                                                   $5,183,100
                                            ==================

     The remaining scheduled maturities for 2003 include one loan totaling $175,656 (3.39%), which was past maturity at December 31, 2002. This loan was categorized as delinquent over 90 days.

     Cash deposits at December 31, 2002 of $563,965, before clearing deposits in transit and outstanding checks, were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $463,965.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at December 31, 2002 and 2001. This borrower accounted for approximately 62% and 42% of the loan balances at such dates. This borrower accounted for approximately 31%, 35% and 21% of interest revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 11 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers. The Partnership is not obligated to fund additional money as of December 31, 2002. There are approximately two loans totaling $176,560 in workout agreements as of December 31, 2002.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


Note 12 - Selected Financial Information (Unaudited)

                                                                 Calendar Quarter
                                       ---------------------------------------------------------------------
                                           First             Second            Third             Fourth            Annual
                                       --------------    ---------------   ---------------    --------------    -------------
  Revenues
      2002 as previously stated             $275,176           $120,559          $125,341          $113,750         $634,826
      Adjustment                            (60,655)                  -                 -                 -         (60,655)
                                       --------------    ---------------   ---------------    --------------    -------------
      2002 restated                          214,521            120,559           125,341           113,750          574,171
      2001                                   143,077            142,581           134,603           315,639          735,900
      2000                                   150,583            172,579           158,243           303,804          785,209

  Expenses
      2002 as previously stated              177,383             26,094            34,988            26,378          264,843
      Adjustment                            (60,655)                  -                 -                 -         (60,655)
                                       -------------     ---------------   ---------------    --------------    -------------
      2002 restated                          116,728             26,094            34,988            26,378          204,188
      2001                                    30,562             34,253            29,249           215,185          309,249
      2000                                    25,204             52,044            41,218           188,814          307,280

  Net income allocated to
    general partners
      2002                                       978                945               903               874            3,700
      2001                                     1,125              1,083             1,054             1,004            4,266
      2000                                     1,254              1,205             1,170             1,150            4,779

  Net income allocated to
    limited partners
      2002                                    96,815             93,520            89,450            86,498          366,283
      2001                                   111,390            107,245           104,300            99,450          422,385
      2000                                   124,125            119,330           115,855           113,840          473,150

  Net income per $1,000 invested
    Where income is reinvested
      2002                                        14                 13                13                19               59
      2001                                        15                 15                14                15               59
      2000                                        15                 15                15                17               62
    Where income is withdrawn
      2002                                        14                 13                13                18               58
      2001                                        15                 15                14                14               58
      2000                                        15                 15                15                16               61

The adjustments above represent correction of amounts missposted to interest revenue and the provision for loan losses in the first quarter of 2002.

SCHEDULE II

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                        VALUATION AND QUALIFYING ACCOUNTS
                                December 31, 2002



        Col A                Col B                     Col. C                       Col. D              Col E.
     Description           Balance at                Additions                    Deductions          Balance at
                                          ---------------------------------
                           Beginning         Charged           Charged                              End of Period
                           of Period           to                to
                                             Costs &            Other
                                            Expenses          Accounts
--------------------------------------------------------------------------------------------------------------------
Year ended
   12/31/02

Deducted from
 asset accounts

Allowance for
 loan losses                  $ 370,612       $ (5,864)         $ (48,009)(a)        $ (41,445)(b)        $ 275,294

Cumulative
 write-down of
 real estate
 held for
 sale (REO)                     534,193               -            249,998(a)                 -             784,191
                         ---------------  --------------   ----------------    -----------------   -----------------
                              $ 904,805       $ (5,864)          $ 210,936           $ (41,445) (b)      $1,059,485
                         ===============  ==============   ================    =================   =================

Note (a) - Represents restructuring of loans.

Note (b) - Represents write-offs of loans.

SCHEDULE IV

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          mortgage loans on real estate
                         rule 12-29 loans on real estate
                                December 31, 2002

Col. A    Col. B      Col. C     Col. D      Col. E     Col. F     Col. G     Col. H     Col. I     Col. J
Desc.    Interest     Final      Period      Prior     Face Amt.  Carry Amt. Principal    Type    Geographic
           Rate       Maturity   Payment     Liens      Mortgage   Mortgage  or interest  Lien     Location
                                                                              Amount
                                                                            Delinquent
--------------------------------------------------------------------------------------------------------------------
Apts       7.00%     08/01/03    $ 1,022      $    -   $ 153,660   $ 146,029    $    -      1st    Sacramento
Apts.      10.50%    06/01/03        667           -      76,250      76,250                1st    San Joaquin
Apts.      10.50%    12/01/04      1,750           -     200,000     200,000                1st    Alameda
Apts.      6.50%     05/01/06        541      89,904     100,000      96,716    34,072      2nd    Sacramento
Apts.      7.00%     02/10/05        234      80,250      40,125      40,125                2nd    San Francisco
Apts.      9.00%     02/01/99         38     153,534       5,122         322                2nd    Sacramento
Apts.      13.00%    11/01/03        759     341,094      60,000       7,158                2nd    San Francisco
Comm.      9.00%     05/10/02        671           -      83,333      77,485                1st    Shasta
Comm.      10.00%    12/01/03      1,276           -     145,455     144,566                1st    Stanislaus
Comm.      10.00%    07/01/11        997           -     109,769     108,265                1st    Santa Clara
Comm.      7.50%     02/28/07     13,146           -   2,103,300   2,103,300                1st    Santa Clara
Comm.      7.50%     02/28/07      5,980           -     956,800     956,800                1st    Alameda
Comm.      10.50%    10/01/07      1,345           -     147,000     146,883                1st    San Mateo
Comm.      12.00%    02/01/11        756           -      63,000      47,172                1st    Alameda
Comm.      14.75%    09/01/95      2,242     250,000     185,000     175,656   189,108      2nd    San Mateo
Comm.      10.00%    12/01/01        284     208,012      32,323      31,992     1,986      2nd    Stanislaus
Res.       8.00%     09/30/03        171           -      23,259      21,716                1st    Sonoma
Res.       11.00%    02/01/04      3,380           -     363,700     363,654                1st    San Francisco
Res.       11.00%    11/01/04        485     394,955     285,000      31,053                2nd    San Mateo
Res.       10.25%    08/01/04      2,135     714,286     250,000     250,000                2nd    San Francisco
Res.       10.50%    10/01/07        485      81,786      53,000      52,958                2nd    San Mateo
Res.       10.25%    12/01/05        897     465,349     105,000     105,000                2nd    Marin
                              ---------------------------------------------------------------
Total                            $39,262  $2,779,170  $5,541,096  $5,183,100   $225,166
                              ===============================================================

     Notes: Loans classified as impaired had principal balances totaling $96,716. Impaired loans are defined as loans where the costs of related balances exceeds the anticipated fair value less costs to collect. Interest is no longer accrued thereon.

     Amounts reflected in column G (carrying amount of loans) represent both costs and the tax basis of the loans.

Schedule IV

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          mortgage loans on real estate
                   rule 12-29 loans on real estate (continued)
                                December 31, 2002


Reconciliation of carrying amount (cost) of loans at close of periods

                                                                   Year ended December 31,
                                              -------------------------------------------------------------------
                                                    2002                    2001                     2000
                                              ------------------      ------------------      -------------------
Balance at beginning of year                         $4,970,433              $5,570,576               $5,282,773
                                              ------------------      ------------------      -------------------
Additions during period:
  New loans                                             900,418               1,838,265                2,352,060
  Other                                                 920,346                 109,770                   82,362
                                              ------------------      ------------------      -------------------
           Total Additions                            1,820,764               1,948,035                2,434,422
                                              ------------------      ------------------      -------------------

Deductions during period:
  Collections of principal                            1,265,798               2,548,178                2,058,681
  Foreclosures                                          300,854                       -                        -
  Cost of loans sold                                          -                       -                        -
  Amortization of Premium                                     -                       -                        -
  Other                                                  41,445                       -                   87,938
                                              ------------------      ------------------      -------------------
           Total Deductions                           1,608,097               2,548,178                2,146,619
                                              ------------------      ------------------      -------------------

Balance at close of year                             $5,183,100              $4,970,433               $5,570,576
                                              ==================      ==================      ===================

     Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    Part III


Item 10 - Directors and Executive Officers of the Registrant

     The Partnership has no Officers or Directors. Rather, the activities of the Partnership are managed by the two general partners, one of whom is an individual, is Michael R. Burwell. The second general partner is Gymno Corporation, a California corporation, formed in 1986. Mr. Burwell is one of the two shareholders of Gymno Corporation, a California corporation, and has a 50% interest in the corporation.


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

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2002. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

        Entity Receiving Compensation     Description of Compensation and Services Rendered              Amount
        ----------------------------------------------------------------------------------------------------------
        I. Redwood Mortgage Corp.         Loan Servicing Fee for servicing loans..........................$138,851

        General Partners &/or Affiliates  Asset Management Fee for managing assets..........................$8,677

        General Partners                  1% interest in profits............................................$3,700


II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

        Redwood Mortgage Corp.    Mortgage Brokerage Commissions for services in connection
                                  with the review, selection, evaluation, negotiation, and extension extension of the loans paid by the borrowers and not by the
                                  Partnership..............................................................$22,611

        Redwood Mortgage Corp.    Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow fees payable by the borrowers and not by the Partnership..................$1,389

        Gymno Corporation         Reconveyance Fee............................................................$288

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $22,872


Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The  general  partners  receive  a  combined  total  of  a 1%  interest  in
Partnership   income  and  losses  and   distributions  of  cash  available  for
distribution.


Item 13 - Certain Relationships and Related Transactions

     Refer to footnotes 3 and 4 of the Notes to Financial  Statements in Part II
item 8, which describes related party fees and data.

     Also refer to sections of the Prospectus "Compensation of General Partners and Affiliates", page 11, and "Conflicts of Interest", page 13, as part of the above-referenced Registration Statement, which is incorporated by reference.


Item 14 - Controls and Procedures

     Based on their evaluation of the effectiveness of the Partnership's disclosure controls and procedures, as of a date within 90 days prior to the date of the filing of this report, the President and Chief Financial Officer of Gymno Corporation, the Partnership's corporate general partner, has concluded that the Partnership's disclosure controls and procedures are effective and sufficient to ensure that the Partnership record, process, summarize, and report information required to be disclosed in its periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Subsequent to the date of such evaluation, there have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     Part IV


Item 15 - Exhibits, Financial Statements Schedules, and Reports on Form 8-K

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

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2003.

REDWOOD MORTGAGE INVESTORS VI


By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner



          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                  Michael R. Burwell, President, Secretary &
                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 31st day of March, 2003.

Signature                                Title                      Date



/S/ Michael R. Burwell
-------------------------------
Michael R. Burwell                  General Partner              March 31, 2003





/S/ Michael R. Burwell
-------------------------------
Michael R. Burwell              President, Secretary & Chief     March 31, 2003
                                 Financial Officer of Gymno
                               Corporation (Principal Financial
                                    and Accounting Officer);
                                Director of Gymno Corporation

                                                                    Exhibit 99.1

                          GENERAL PARTNER CERTIFICATION


I, Michael R. Burwell, General Partner, certify that:

     1. I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VI, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 31, 2003

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 31, 2003

                                                                    Exhibit 99.2


               PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

     I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner, certify that:

     1. I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VI, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2003

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2003