Form 10-Q
period 2003-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 2003-05-15
CIK 811592

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For Quarterly Period Ended                         March 31, 2003
    ----------------------------------------------------------------------------
    Commission file number                               33-12519
    ----------------------------------------------------------------------------

         REDWOOD MORTGAGE INVESTORS VI, a California Limited Partnership
             (exact name of registrant as specified in its charter)

               California                                 94-3031211
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

       YES       XX                                       NO
            ------------                                      ------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     YES                     NO                    NOT APPLICABLE      XX
         ------------           ------------                       ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                MARCH 31, 2003 and DECEMBER 31, 2002 (unaudited)

                                     ASSETS

                                                                         March 31,           December 31,
                                                                            2003                 2002
                                                                       ---------------      ---------------

Cash                                                                       $  443,661           $  341,127
                                                                       ---------------      ---------------

Loans
  Loans, secured by deeds of trust                                          4,993,686            5,183,100
  Loans, unsecured, net discount of $131,352                                  223,697              223,697
                                                                       ---------------      ---------------
                                                                            5,217,383            5,406,797
  Less allowance for loan losses                                            (275,861)            (275,294)
                                                                       ---------------      ---------------
       Net loans                                                            4,941,522            5,131,503
                                                                       ---------------      ---------------
Interest and other receivables
  Accrued interest and late fees                                               67,091               61,384
  Advances on loans                                                            32,391               31,007
                                                                       ---------------      ---------------
       Total interest and other receivables                                    99,482               92,391
                                                                       ---------------      ---------------

Real estate held for sale, net                                              1,280,702            1,234,541
                                                                       ---------------      ---------------

       Total assets                                                       $ 6,765,367          $ 6,799,562
                                                                       ===============      ===============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                                                        $    13,068          $    11,953
  Payable to affiliate                                                         14,774               14,643
                                                                       ---------------      ---------------
                  Total liabilities                                            27,842               26,596
                                                                       ---------------      ---------------

Partners' capital
  Limited partners' capital, subject to redemption                          6,727,843            6,763,200
  General partners' capital                                                     9,682                9,766
                                                                       ---------------      ---------------
       Total partners' capital                                              6,737,525            6,772,966
                                                                       ---------------      ---------------

                  Total liabilities and partners' capital                 $ 6,765,367          $ 6,799,562
                                                                       ===============      ===============



The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
           FOR THREE MONTHS ENDED MARCH 31, 2003 and 2002 (unaudited)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 ----------------------------------
                                                                     2003                2002
                                                                 --------------     ---------------
           Revenues
             Interest on loans                                       $ 107,645           $ 187,892
             Interest interest bearing accounts                            980               1,157
             Late charges, prepayment penalties, and fees                1,828              25,472
                                                                 --------------     ---------------
                                                                       110,453             214,521
                                                                 --------------     ---------------
           Expenses
             Loan servicing fees                                        12,258              87,078
             Asset management fees                                       2,121               2,196
             Clerical costs through Redwood Mortgage Corp.               4,846               5,954
             Provisions for losses on loans and real estate                566               7,156
             Professional services                                      13,388              12,508
             Other                                                       1,862               1,836
                                                                 --------------     ---------------
                                                                        35,041             116,728
                                                                 --------------     ---------------
           Net income                                                $  75,412           $  97,793
                                                                 ==============     ===============
           Net income
              General partners (1%)                                        754                 978
              Limited partners (99%)                                    74,658              96,815
                                                                 --------------     ---------------
                                                                     $  75,412           $  97,793
                                                                 ==============     ===============

           Net income per $1,000 invested by limited
                partners for entire period:
             -where income is reinvested and compounded              $      12           $      14
                                                                 ==============     ===============
             -where partner receives income in monthly
                distributions                                        $      12           $      14
                                                                 ==============     ===============



The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002 (unaudited)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------------------------
                                                                    2003                 2002
                                                               ----------------     ---------------
Cash flows from operating activities
  Net income                                                        $   75,412          $   97,793
  Adjustments to reconcile net income to net cash provided
    by operating activities
         Provision for loan losses                                         566              67,811
         Early withdrawal penalties credited to income                   (684)             (2,273)
     Change in operating assets and liabilities
                  Accrued interest and advances on loans               (7,091)             684,364
        Accounts payable and payable to affiliate                        1,246              13,592
        Deferred interest                                                    -               3,996
                                                               ----------------     ---------------

Net cash provided by operating activities                               69,449             865,283
                                                               ----------------     ---------------

Cash flows from investing activities
     Principal collected on loans                                      235,994             553,497
     Loans originated                                                 (46,578)           (896,911)
     Payments for real estate                                         (46,162)             (3,479)
     Proceeds from disposition of real estate                                -               5,191
                                                               ----------------     ---------------

Net cash provided by (used in) investing activities                    143,254           (341,702)
                                                               ----------------     ---------------
Cash flows from financing activities
     Partners' withdrawals                                           (110,169)           (152,123)
                                                               ----------------     ---------------

Net cash used in financing activities                                (110,169)           (152,123)
                                                               ----------------     ---------------

Net increase in cash                                                   102,534             371,458

Cash - beginning of year                                               341,127             190,414
                                                               ----------------     ---------------

Cash - end of period                                                $  443,661          $  561,872
                                                               ================     ===============


The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2003 (unaudited)


Note 1 - General

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.


Note 2 - Summary of Significant Accounting Policies

Loans, secured by deeds of trust

     At March 31, 2003 and December 31, 2002, loans categorized as impaired by the Partnership were $96,716 and $96,716, respectively, with a reduction in the carrying value of the impaired loans of $6,620, and $6,620, respectively. The reduction in the carrying value of the impaired loans is included in the allowance for loan losses. The impaired loans have accrued interest, late charges and advances totaling $10,973 and $10,973 at March 31, 2003 and December 31, 2002. The average recorded investment in the impaired loans was $96,716 for the three months ended March 31, 2003 and $1,282,304 for the year ended December 31, 2002, respectively.

     At March 31, 2003 and December 31, 2002, the Partnership had two loans past due 90 days or more totaling $320,005 and $207,648 (6.41% and 4.01% of the secured loan portfolio), respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans.

Allowance for loan losses

     The composition of the allowance for loan losses as of March 31, 2003 and December 31, 2002 was as follows:

                                                March 31,         December 31,
                                                  2003                2002
                                            ----------------    ----------------
   Impaired loans                                $    6,620           $   6,620
   Specified loans                                   44,977              44,977
   General                                              567                   -
   Unsecured loans                                  223,697             223,697
                                            ----------------    ----------------
                                                 $  275,861           $ 275,294
                                            ================    ================


     Activity in the allowance for loan losses is as follows for the three months ended March 31, 2003 and 2002:

                                                March 31,         December 31,
                                                  2003                2002
                                            ----------------    ----------------
   Beginning balance                             $  275,294          $  370,612
   Provision for loan losses                            567               3,083
   Recoveries                                             -             (8,947)
   Restructures                                           -            (48,009)
   Write-offs                                             -            (41,445)
                                            ----------------    ----------------
                                                 $  275,861          $  275,294
                                            ================    ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2003 (unaudited)


Note 2 - Summary of Significant Accounting Policies (continued)

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

Reclassifications

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


Note 3 - General Partners and Related Parties

     The following are commissions and fees that are paid to the general partners and affiliates.


Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. During the three months through March 31, 2003 and 2002, loan brokerage commissions paid by the borrowers were $1,164 and $0, respectively.

Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $12,258 and $87,078, were incurred for the three months through March 31, 2003 and 2002, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $14,774 and $14,643 at March 31, 2003 and December 31, 2002, respectively.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2003 (unaudited)


Note 3 - General Partners and Related Parties (continued)

Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Asset management fees of $2,121 and $2,196 were incurred for the three months through March 31, 2003 and 2002, respectively.

Other fees

     The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. These fees are incurred by the borrowers and paid to the general partners.

Operating expenses

     The general partners or their affiliate, Redwood Mortgage Corp., are reimbursed by the Partnership for all operating expenses incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During the three months through March 31, 2003 and 2002, operating expenses totaling $4,846 and $5,954, respectively, were reimbursed to Redwood Mortgage Corp.


Note 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of March 31, 2003 and December 31, 2002:


                                                 March 31,         December 31,
                                                   2003               2002
                                             ---------------    ----------------
      Costs of properties                       $ 2,064,893         $ 2,018,732
      Reduction in value                          (784,191)           (784,191)
                                             ---------------    ----------------
      Real estate held for sale                 $ 1,280,702         $ 1,234,541
                                             ===============    ================




Note 5 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $4,993,686 and $5,183,100 at March 31, 2003 and December 31, 2002, respectively. The fair value of these loans of $4,694,536 and $4,862,646, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2003 (unaudited)


Note 6 - Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At March 31, 2003 and December 31, 2002, there were 20 and 22 secured loans outstanding respectively, with the following characteristics:

                                                                           March 31,         December 31,
                                                                             2003                2002
                                                                         --------------     ----------------
      Number of secured loans outstanding                                           20                   22
      Total secured loans outstanding                                       $4,993,686          $ 5,183,100

      Average secured loan outstanding                                      $  249,684          $   235,595
      Average secured loan as percent of total                                   5.00%                4.55%
      Average secured loan as percent of partners' capital                       3.70%                3.48%

      Largest secured loan outstanding                                      $2,103,300          $ 2,103,300
      Largest secured loan as percent of total                                  42.12%               40.58%
      Largest secured loan as percent of partners' capital                      31.18%               31.05%

      Number of counties where security is located (all California)                 10                   10
      Largest percentage of secured loans in one county                         44.28%               42.67%
      Average secured loan to appraised value of security at time
         loan was consummated                                                   82.75%               79.68%

      Number of secured loans in foreclosure                                         1                    -
      Amounts of secured loans in foreclosure                               $  175,656          $         -


     The following categories of secured loans were held at March 31, 2003 and December 31, 2002:

                                                                            March 31,          December 31,
                                                                               2003                2002
                                                                          ---------------     ---------------
      First trust deeds                                                      $ 4,189,766         $ 4,392,120
      Second trust deeds                                                         803,920             790,980
      Third trust deeds                                                                -                   -
                                                                          ---------------     ---------------
          Total loans                                                          4,993,686           5,183,100
      Prior liens due other lenders                                            2,416,997           2,779,170
                                                                          ---------------     ---------------

          Total debt                                                         $ 7,410,683         $ 7,962,270
                                                                          ===============     ===============

      Appraised property value at time of loan                               $ 8,955,286         $ 9,992,743
                                                                          ===============     ===============

      Total investments as a percent of appraisals                                82.75%              79.68%
                                                                          ===============     ===============

      Investments by type of property
          Owner occupied homes                                               $   718,607         $   749,707
          Non-owner occupied homes                                                74,470              74,674
          Apartments                                                             363,696             566,600
          Commercial                                                           3,836,913           3,792,119
                                                                          ---------------     ---------------
                                                                             $ 4,993,686         $ 5,183,100
                                                                          ===============     ===============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2003 (unaudited)


Note 6 - Asset Concentrations and Characteristics (continued)

     Scheduled maturity dates of secured loans as of March 31, 2003 are as follows:

            Year Ending December 31,
      -------------------------------------
                      2003                         $   677,900
                      2004                             613,607
                      2005                             145,125
                      2006                              96,716
                      2007                           3,259,473
                   Thereafter                          200,865
                                            -------------------
                                                   $ 4,993,686
                                            ===================


     The remaining scheduled maturities for 2003 include one loan totaling $175,656 (3.52%), which was past maturity at March 31, 2003. This loan was categorized as delinquent over 90 days.

     Cash deposits at March 31, 2003 of $553,541, before clearing deposits in transit and outstanding checks, were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $453,541.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at March 31, 2003 and December 31, 2002. This borrower accounted for approximately 61% and 62% of the loan balances at such dates. This borrower accounted for approximately 48% and 31% of interest revenue for the three months ended March 31, 2003 and year ended December 31, 2002, respectively.


Note 7 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers. The Partnership is not obligated to fund additional money as of March 31, 2003 and December 31, 2002. There are approximately two loans totaling $176,268 in workout agreements as of these dates.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2003, there were three Real Estate Owned properties all acquired through foreclosure, one in 2002 and the other two in prior years.

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

Forward Looking Statements.

     Some of the information in the Form 10-K may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2003 includes forward looking statements and predictions about the possibility of future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the three months ended March 31, 2003 and 2002, loan brokerage commissions paid by the borrowers were $1,164 and $0, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $12,258 and $87,078 were incurred for the three months ended March 31, 2003 and 2002, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $2,121 and $2,196 were incurred by the Partnership for the three months ended March 31, 2003 and 2002, respectively.

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

     o Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of March 31, 2003 and December 31, 2002, a general partner, Gymno Corporation, had contributed $9,772 and $9,772 respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.


Results of Operations - For the three months ended March 31, 2003 and 2002

     The net income decrease of $22,378 (23%) for the three months ended March 31, 2003 versus March 31, 2002 was due primarily to a decrease in interest earned on loans of $80,247, a decrease in late charges and other fees of $23,644; offset by significant expense decreases for the three months ended March 31, 2003 including a decrease in loan servicing fees of $74,820, and decreases in the provision for losses on loans and real estate acquired through foreclosure of $6,590, and clerical costs of $1,108.

     The decrease in interest on loans of $80,247 for the three months ended March 31, 2003 was due to lower average loan portfolio and a lower average loan portfolio interest rate.

     The decrease in late charge revenue and other fees of $23,644 for the three months ended March 31, 2003 versus 2002 is reflective of more loans being current.

     The increase in professional fees of $880 for the three months ended March 31, 2003 versus 2002 relates mainly to the increased costs and timing of services for audits, financial report writing and tax filing.

     The decrease in loan servicing fees of $74,820 for the three months ended March 31, 2003 versus March 31, 2002 is primarily attributable to the lower average loan portfolio balances during 2003. Loan servicing fees of $87,078 during the three months through March 31, 2002 was due to the collection of previously past due payments on impaired loans, which were collected in that quarter. The Partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans. Rather, servicing fees on impaired loans are incurred as borrower payments are received.

     The decrease of $6,590 in provision for losses on loans and real estate acquired through foreclosure for the three months ended March 31, 2003 versus 2002 reflects the general partners' estimate that the existing reserves are adequate as contemplated by a guarantee received from Redwood Mortgage Corp. relating to the collectibility of certain Partnership loans.

     As of September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On March 31, 2003, the Partnership's net capital totaled $6,737,525.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding as of March 31, 2003 and 2002 were $4,993,686 and $5,763,508, respectively. The overall decrease in loans outstanding to March 31, 2003 from December 31, 2002, was due primarily to the Partnership utilizing loan payoffs to meet limited partner capital liquidations, and an increase in real estate held for sale or in process. During this period, loan principal collections exceeded limited partner liquidations.

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

     The Partnership's operating results and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of March 31, 2003, there was one property in foreclosure. As of March 31, 2003 and 2002, the Partnership's real estate owned account balance was $1,280,702 and $841,791, respectively. The increase was due to the acquisition of security on delinquent loans. The Partnership intends to sell these properties.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties and amortization of principal and loan pay-offs. Currently, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, REO expenses, sales activities and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, loan loss reserves are increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and continuing in 2002 and 2003, the Northern California real estate market slowed and the national and local economies have slipped into recession. As of March 31, 2003, one notice of default was filed. The Partnership also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on approximately 2 loans totaling $176,268 (3.53% of the secured loan portfolio) as of March 31, 2003. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and allows the borrower to make current monthly payments while deferring for periods of time, past due payments or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The number and amount of foreclosures existing at March 31, 2003, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided $566 and $7,156as provision for loan losses for the three months through March 31, 2003 and 2002, respectively. During 2002, the Partnership restructured four previously impaired loans into two new loans with a lower interest rate. The amount restructured was $3,060,100. Had the loans been current in accordance with their original terms and had they been outstanding throughout the entire year, the Partnership would have recognized gross interest income of $267,946 for 2002. The Partnership recognized $172,131 of interest income on the restructured loans for 2002. As of March 31, 2003, there is a collateral shortfall on the restructured loans ranging from approximately $194,000 to $337,000 that has not been reserved for. Redwood Mortgage Corp. has guaranteed to cover any losses sustained by the Partnership related to these restructured loans. Management believes that reserves previously set aside are adequate.


PORTFOLIO REVIEW - For the three months ended March 31, 2003 and 2002.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2003 and 2002 the Partnership's loans secured by real property collateral in the five San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, and Marin) represented $4,399,817 (88.11%) and $4,821,253 (83.65%) of the
outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of March 31, 2003, approximately 15.88% ($793,077), was invested in loans secured by single family homes (1-4 units), approximately 7.28% ($363,696), was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 76.84% ($3,836,913), was invested in loans secured by commercial properties. As of March 31, 2002, approximately 12.28% ($707,849), was invested in loans secured by single family homes (1-4 units), approximately 9.68% ($558,076) was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 78.04% ($4,497,583) was invested in loans secured by commercial properties.

As of March 31, 2003, the Partnership held 20 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of March 31, 2003:


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                              As of March 31, 2003

                                       # of Loans       Amount          Percent
                                      -----------    ------------    -----------

1st Mortgages                                 11      $4,189,766            84%
2nd Mortgages                                  9         803,920            16%
                                      ===========    ============    ===========
 Total                                        20      $4,993,686           100%

Maturing 12/31/03 and prior                    8       $ 677,900            14%
Maturing prior to 12/31/04                     2         613,607            12%
Maturing prior to 12/31/05                     2         145,125             3%
Maturing after 12/31/05                        8       3,557,054            71%
                                      ===========    ============    ===========
Total                                         20      $4,993,686           100%

Average Loan                                           $ 249,684             5%
Largest Loan                                           2,103,300            42%
Smallest Loan                                              5,091          0.10%
Average Loan-to-Value                                                       83%


Borrower Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the three months ended March 31, 2003 and 2002, the Partnership made distributions of earnings to limited partners of $27,780 and $33,661, respectively. Distribution of earnings to limited partners for the quarters ended March 31, 2003 and 2002, to limited partners' capital accounts and not withdrawn, was $55,210and $63,154, respectively. As of March 31, 2003 and 2002, limited partners electing to withdraw earnings represented 35% and 36%, respectively, of the limited partners outstanding capital accounts.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the three months ended March 31, 2003 and 2002, $8,548 and $28,422, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of March 31, 2003 and 2002, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the three months ended March 31, 2003 and 2002, $73,684 and $91,336, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of March 31, 2003, approximately 88.11%, ($4,399,817) of the loans held by the Partnership were in five San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     As contained in a collection of real estate statistics listed in the San Francisco Chronicle dated February 21, 2003, Bay Area home sales slowed in January but prices rose. The article stated, "The torrid pace of home sales in the Bay Area cooled slightly in January, but the median price year-over-year rose nearly 9 %, a real estate information firm said Thursday. The median price of a house in the nine-county Bay Area was $404,000 in January, up 8.9% from the year-ago median of $371,000, but down 2.9% from the December median of $416,000. Last summer, the Bay Area median reached an all-time high of $417,000. The median is the midpoint; half of the sales prices in the month were below and half were above $404,000. A total of 6,944 houses and condos sold last month in the nine counties, down 0.7% from the 6,990 sold in January 2002. Sales dropped 19% in Napa, 2.1% in San Francisco and 7.6% in Santa Clara.

     Researchers at DataQuick in La Jolla (San Diego County) said the drop reflects stronger-than-expected sales in January 2002, when buyers who had fled the market after September 11 terrorist attacks returned, prompted largely by falling interest rates. The January 2002 sales figure was the highest for that month in a decade. `Everyone put things on hold (after Sept. 11), and several months later, people jumped back in,' said John Karevoll, DataQuick researcher. Although sales fell 19% in Napa County, the median price there jumped 31.1% to $405,000 - though Karevoll pointed out the county routinely has the fewest sales per month. In San Francisco, the median price rose 8.5% to $539,000. Santa Clara, hit hard by the dot-com bust, saw the smallest rise in median home price
- up 4.9% to $447,000. Economists are keeping a close eye on the housing market, one of the few bright sectors in an otherwise stormy economy. To some pundits, the Bay Area market, in particular, has raised red flags because home prices have continued to rise despite widespread layoffs and a beleaguered technology sector."

                                              January Home Sales
----------------------------------------------------------------------------------------------------------------

                               Sold*         Sold*          Pct.          Median           Median          Pct.
                              Jan. 02       Jan. 03        Change        Jan. 02          Jan. 03         Change
                             ----------    ----------    -----------   -------------    -------------    ----------
Alameda                          1,478         1,471          -0.5%        $358,000         $392,000          9.5%
Contra Costa                     1,319         1,392            5.5         309,000          355,000          14.9
Marin                              259           269            3.9         502,000          535,000           6.6
Napa                               163           132          -19.0         309,000          405,000          31.1
San Francisco                      375           367           -2.1         497,000          539,000           8.5
San Mateo                          581           541           -6.9         478,000          507,000           6.1
Santa Clara                      1,635         1,510           -7.6         426,000          447,000           4.9
Solano                             601           658            9.5         238,000          276,000          16.0
Sonoma                             579           604            4.3         297,000          343,000          15.5
Bay Area                         6,990         6,944           -0.7         371,000          404,000           8.9

*Sales include new and existing houses and condos.
Source: DataQuick Information Systems, www.dqnews.com

     For the Partnership, these statistics imply that the values of homes secured by mortgages should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate.

     In spite of the slowing economy, commercial lending opportunities exist which the Partnership may advantage itself of.

     According to the San Francisco Business Times of the week of January 3, 2003, the real estate market took its first steps on the long road back. The article states, "After back-to-back terrible years, the mere fact that 2003 is not likely to be worse counts as good news. The market seems to be at the bottom of the bottom and it may see a slight improvement in 2003. None of real estate's highly paid crystal ballers, including University of California, Berkeley's Ken Rosen, is predicting major improvement in 2003 because they don't see significant job creation. The uncertainty of war in the Middle East and continuing problems in high tech and travel, meanwhile, conspire to keep the lid on chances for a major recovery in 2003. That doesn't mean that there won't be major lease deals. Orrick Herrington & Sutcliffe will likely sign a 150,000-square-foot lease in San Francisco at either Foundry Square or 400 Sansome Street that will have more value than any lease signed throughout 2002 anywhere in the region.

     Commercial vacancy in San Francisco hovers around 20% while down on the harder hit Peninsula it is closer to 25%. Nobody dares calculate shadow space - those canyons of empty cubicles that corporations aren't using or subleasing. That space has to fill before companies absorb new space, a factor likely to further delay any recovery. New office building, which tends to lag a recovery in the leasing market, is still several years away, barring some plans by government agencies. `It will be another lean year with some pockets of activity in non-cyclical areas such as the nonprofits,' said Dave Klein, senior vice president of BT Commercial. `Education and nonprofits will suck up a lot of space, but demand from the big corporate office users will still be soft. We're at the bottom of the bottom now and after 10 consecutive quarters of negative absorption we could see some slight positive absorption by the end of the first quarter.'

     Major foreclosures have been noticeably absent thus far in the downturn thanks to microscopic interest rates. If landlords continue to have to carry empty buildings, bankruptcy courts could see more activity this year.

     To the Partnership, stabilizing vacancy rates may mean that we are at the vacancy rate bottom. High levels of space exist, and as tenant leases expire they may be able to negotiate lower rental rates. This could lead to lower cash flows for owners, which may mean we could experience higher foreclosures or delinquencies.

     For Partnership loans outstanding, as of March 31, 2003, the Partnership had an average loan to value ratio computed as of the date the loan was made of 82.75%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, and loans held in the Partnership's portfolio as of March 31, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2002 through 2006 and separately aggregates the information for all maturities arising after 2006. The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2003:

                                2002         2003        2004        2005         2006      Thereafter      Total
                             ------------ ----------- ----------- ----------- ------------- ------------ -------------
Interest earning assets:
Money market accounts          $ 432,392                                                                   $  432,392
Average interest rate              1.00%                                                                        1.00%
Loans secured by deeds
    of trust                   $ 677,900     613,607     145,125      96,716     3,259,473      200,865    $4,993,686
Average interest rate             10.69%      10.69%       9.35%       6.50%         7.68%       10.46%         8.60%

Market Risk.

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans, (100% as of March 31, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

     The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

Controls and Procedures.

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

     The following compensation has been paid to the general partners and their affiliates for services rendered during the three months ended March 31, 2003. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving              Description of Compensation and Services Rendered                   Amount
Compensation
-----------------------------------------------------------------------------------------------------------
I. Redwood Mortgage Corp.        Loan Servicing Fee for servicing loans............................$12,258

   General Partners
       &/or Affiliates           Asset Management Fee for managing assets...........................$2,121

   General Partners              1% interest in profits...............................................$754


     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):

Redwood Mortgage Corp.           Mortgage Brokerage Commissions for services in connection
                                 with the review, selection, evaluation, negotiation, and
                                 extension of the loans paid by the borrowers and not by the
                                 Partnership........................................................$1,164

Redwood Mortgage Corp.           Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow fees payable by the borrowers and not by the
                                 Partnership...........................................................$70

Gymno Corporation                Reconveyance Fee......................................................$33


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $4,846

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

Item 6.      Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   (99.1) Certification of Michael R. Burwell, General Partner

                   (99.2) Certification of Michael R. Burwell, President,
                          Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

              (b) Form 8-K

                  There were no 8-K filings in the quarter ended March 31, 2003.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of May 2003.

REDWOOD MORTGAGE INVESTORS VI


By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  ----------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 15th day of May 2003.


          Signature                      Title                         Date


/S/ Michael R. Burwell
------------------------
Michael R. Burwell                   General Partner               May 15, 2003


/S/ Michael R. Burwell
------------------------
Michael R. Burwell         President, Secretary/Treasurer &        May 15, 2003
                               CFO of Gymno Corporation
                                (Principal Financial and
                                   Accounting Officer);
                              Director of Gymno Corporation

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
May 15, 2003

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
May 15, 2003

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

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



/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
May 15, 2003

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
May 15, 2003