Form 10-Q
period 2003-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 2003-08-14
CIK 811592

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For Quarterly Period Ended                     June 30, 2003
    ---------------------------------------------------------------------------
    Commission file number                           33-12519
    ---------------------------------------------------------------------------

         REDWOOD MORTGAGE INVESTORS VI, a California Limited Partnership
             (exact name of registrant as specified in its charter)

           California                                94-3031211
    ---------------------------------------------------------------------------
    (State or other jurisdiction of                I.R.S. Employer
    incorporation or organization)                Identification No.

              900 Veterans Blvd., Suite 500, Redwood City, CA 94063
    ---------------------------------------------------------------------------
                     (address of principal executive office)

                                 (650) 365-5341
    ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     NOT                                                              APPLICABLE
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

     YES                      NO                     NOT APPLICABLE      XX
         -------------           ------------                       ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                 JUNE 30, 2003 and DECEMBER 31, 2002 (unaudited)


                                     ASSETS

                                                 June 30,          December 31,
                                                   2003                2002
                                               -------------       -------------

 Cash                                           $   728,232         $   341,127
                                               -------------       -------------

 Loans
   Loans, secured by deeds of trust               4,721,826           5,183,100
   Loans, unsecured, net discount of $131,352       223,697             223,697
                                               -------------       -------------
                                                  4,945,523           5,406,797
   Less allowance for loan losses                 (296,928)           (275,294)
                                               -------------       -------------
      Net loans                                   4,648,595           5,131,503
                                               -------------       -------------

 Interest and other receivables
   Accrued interest and late fees                    54,648              61,384
   Advances on loans                                  3,659              31,007
                                               -------------       -------------
      Total interest and other receivables           58,307              92,391
                                               -------------       -------------

 Real estate held for sale, net                   1,312,702           1,234,541
                                               -------------       -------------

      Total assets                              $ 6,747,836         $ 6,799,562
                                               =============       =============



                        LIABILITIES AND PARTNERS' CAPITAL

 Liabilities
   Accounts payable                             $    13,068         $    11,953
   Payable to affiliate                              12,486              14,643
                                               -------------       -------------
       Total liabilities                             25,554              26,596
                                               -------------       -------------

 Partners' capital
   Limited partners' capital, subject to
      redemption                                  6,712,516           6,763,200
   General partners' capital                          9,766               9,766
                                               -------------       -------------
       Total partners' capital                    6,722,282           6,772,966
                                               -------------       -------------

       Total liabilities and partners' capital  $ 6,747,836         $ 6,799,562
                                               =============       =============






The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
        FOR THREE AND SIX MONTHS ENDED JUNE 30, 2003 and 2002 (unaudited)


                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                          -------------------------------- --------------------------------

                                                              2003             2002             2003              2002
                                                           -------------    ------------     -------------     ------------
Revenues
  Interest on loans                                          $  126,415      $  108,940        $  234,060       $  296,832
  Interest - interest bearing accounts                              754           1,678             1,734            2,835
  Interest on promissory note                                         -           7,128                 -            7,128
  Late charges, prepayment penalties, and fees                   22,446           2,813            24,274           28,285
                                                           -------------    ------------     -------------     ------------
                                                                149,615         120,559           260,068          335,080
                                                           -------------    ------------     -------------     ------------
Expenses
  Loan servicing fees                                            12,399          12,377            24,657           99,455
  Asset management fees                                           2,111           2,177             4,232            4,373
  Clerical costs through Redwood Mortgage Corp.                   4,397           5,755             9,243           11,709
  Provisions for losses on loans and real estate                 21,068           (593)            21,634            6,563
  Professional services                                          14,096           2,725            27,484           15,233
  Other                                                           3,653           3,653             5,515            5,489
                                                           -------------    ------------     -------------     ------------
                                                                 57,724          26,094            92,765          142,822
                                                           -------------    ------------     -------------     ------------
Net income                                                   $   91,891      $   94,465        $  167,303       $  192,258
                                                           =============    ============     =============     ============

Net income
   General partners (1%)                                     $      919      $      945        $    1,673       $    1,923
   Limited partners (99%)                                        90,972          93,520           165,630          190,335
                                                           -------------    ------------     -------------     ------------
                                                             $   91,891      $   94,465        $  167,303       $  192,258
                                                           =============    ============     =============     ============

Net income per $1,000 invested by limited
    partners for entire period:
  -where income is reinvested and compounded                     $12.28          $13.48            $24.71           $27.51
                                                           =============    ============     =============     ============
  -where partner receives income in monthly
     distributions                                               $12.23          $13.42            $24.46           $27.20
                                                           =============    ============     =============     ============





The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2003 and 2002 (unaudited)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------------

                                                                             2003             2002
                                                                         -------------     -------------
   Cash flows from operating activities
     Net income                                                           $   167,303       $   192,258
     Adjustments to reconcile net income to net cash provided
       by operating activities
        Provision for loan losses                                              21,634             6,563
        Early withdrawal penalties credited to income                         (1,246)           (4,453)
        Change in operating assets and liabilities
           Accrued interest and advances on loans                              34,084           841,373
           Accounts payable and payable to affiliate                          (1,042)           (7,193)
           Deferred interest                                                        -          (74,022)
           Prepaid expenses                                                         -           (5,774)
                                                                         -------------     -------------
   Net cash provided by operating activities                                  220,733           948,752
                                                                         -------------     -------------

   Cash flows from investing activities
        Principal collected on loans                                          682,853           756,882
        Loans originated                                                    (221,579)       (1,097,697)
        Payments for real estate held for sale                               (78,161)           (5,551)
        Proceeds from disposition of real estate                                    -             5,191
                                                                         -------------     -------------

   Net cash provided by (used in) investing activities                        383,113         (341,175)
                                                                         -------------     -------------
   Cash flows from financing activities
        Partners' withdrawals                                               (216,741)         (294,973)
        Collection of note receivable - Redwood Mortgage Corp.                      -           178,200
                                                                         -------------     -------------
   Net cash used in financing activities                                    (216,741)         (116,773)
                                                                         -------------     -------------

   Net increase in cash                                                       387,105           490,804

   Cash - beginning of year                                                   341,127           190,414
                                                                         -------------     -------------

   Cash - end of period                                                   $   728,232       $   681,218
                                                                         =============     =============






The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2003 (unaudited)


note 1 - General

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.


note 2 - Summary of Significant Accounting Policies

Loans, secured by deeds of trust

     At June 30, 2003 and December 31, 2002, loans categorized as impaired by the Partnership were $96,716 and $96,716, respectively, with a reduction in the carrying value of the impaired loans of $6,620, and $6,620, respectively. The reduction in the carrying value of the impaired loans is included in the allowance for loan losses. The impaired loans have accrued interest, late charges and advances totaling $10,973 and $10,973 at June 30, 2003 and December 31, 2002. The average recorded investment in the impaired loans was $96,716 for the six months ended June 30, 2003 and $1,282,304 for the year ended December 31, 2002, respectively.

     At June 30, 2003 the Partnership had one loan past due 90 days or more totaling $144,349 (3.06% of the secured loan portfolio) and at December 31, 2002 the Partnership had two loans past due 90 days or more totaling $207,648 (4.01% of the secured loan portfolio). The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and the Partnership is still accruing interest on these loans.

Allowance for loan losses

     The composition of the allowance for loan losses as of June 30, 2003 and December 31, 2002 was as follows:

                                                 June 30,          December 31,
                                                  2003                2002
                                              --------------      --------------
         Impaired loans                         $     6,620          $    6,620
         Specified loans                             44,977              44,977
         General                                     21,634                   -
         Unsecured loans                            223,697             223,697
                                              --------------      --------------
                                                $   296,928         $   275,294
                                              ==============      ==============


     Activity in the allowance for loan losses is as follows for the six months ended June 30, 2003 and 2002:

                                                 June 30,          December 31,
                                                   2003                2002
                                              --------------      --------------
         Beginning balance                      $   275,294         $   370,612
         Provision for loan losses                   21,634               3,083
         Recoveries                                       -             (8,947)
         Restructures                                     -            (48,009)
         Write-offs                                       -            (41,445)
                                              --------------      --------------
                                                $   296,928         $   275,294
                                              ==============      ==============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2003 (unaudited)


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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2003 (unaudited)


note 3 - General Partners and Related Parties (continued)

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


note 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of June 30, 2003 and December 31, 2002:



                                                 June 30,          December 31,
                                                   2003                2002
                                              --------------      --------------
         Costs of properties                   $  2,096,893        $  2,018,732
         Reduction in value                       (784,191)           (784,191)
                                              --------------      --------------
         Real estate held for sale             $  1,312,702        $  1,234,541
                                              ==============      ==============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2003 (unaudited)


note 5 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $4,721,826 and $5,183,100 at June 30, 2003 and December 31, 2002, respectively. The fair value of these loans of $4,420,008 and $4,862,646, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


note 6 - Asset Concentrations and Characteristics

     Loans are secured by recorded deeds of trust. At June 30, 2003 and December 31, 2002, there were 17 and 22 secured loans outstanding respectively, with the following characteristics:

                                                                        June 30,          December 31,
                                                                          2003                2002
                                                                      --------------    --------------
   Number of secured loans outstanding                                           17                22
   Total secured loans outstanding                                     $  4,721,826      $  5,183,100

   Average secured loan outstanding                                    $    277,754      $    235,595
   Average secured loan as percent of total                                   5.88%             4.55%
   Average secured loan as percent of partners' capital                       4.13%             3.48%

   Largest secured loan outstanding                                    $  2,103,300      $  2,103,300
   Largest secured loan as percent of total                                  44.54%            40.58%
   Largest secured loan as percent of partners' capital                      31.29%            31.05%

   Number of counties where security is located (all California)                 10                10
   Largest percentage of secured loans in one county                         46.82%            42.67%
   Average secured loan to appraised value of security at time
      loan was consummated                                                   84.28%            79.68%

   Number of secured loans in foreclosure                                         -                 -
   Amounts of secured loans in foreclosure                             $          -      $          -

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2003 (unaudited)


note 6 - Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at June 30, 2003 and December 31, 2002:

                                                  June 30,          December 31,
                                                    2003                2002
                                               --------------     --------------
  First trust deeds                              $ 4,095,881        $ 4,392,120
  Second trust deeds                                 625,945            790,980
                                               --------------     --------------
      Total loans                                  4,721,826          5,183,100
  Prior liens due other lenders                    2,166,997          2,779,170
                                               --------------     --------------

      Total debt                                 $ 6,888,823        $ 7,962,270
                                               ==============     ==============

  Appraised property value at time of loan       $ 8,173,851        $ 9,992,743
                                               ==============     ==============

  Total investments as a percent of appraisals        84.28%             79.68%
                                               ==============     ==============

  Investments by type of property
      Owner occupied homes                       $   718,416        $   749,707
      Non-owner occupied homes                        74,349             74,674
      Apartments                                     139,797            566,600
      Commercial                                   3,789,264          3,792,119
                                               --------------     --------------
                                                 $ 4,721,826        $ 5,183,100
                                               ==============     ==============

Scheduled maturity dates of secured loans as of June 30, 2003 are as follows:

                Year Ending December 31,
           -----------------------------------
                          2003                    $   278,233
                          2004                        613,416
                          2005                        145,125
                          2006                         96,716
                          2007                      3,259,216
                       Thereafter                     329,120
                                                --------------
                                                  $ 4,721,826
                                                ==============

     Cash deposits at June 30, 2003 of $707,263, before clearing deposits in transit and outstanding checks, were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $607,263. The Partnership has a substantial amount of its loan receivable balance from one borrower at June 30, 2003 and December 31, 2002. This borrower accounted for approximately 65% and 62% of the loan balances at such dates. This borrower accounted for approximately 42% and 31% of interest revenue for the six months ended June 30, 2003 and year ended December 31, 2002, respectively.

     At June 30, 2003 and December 31, 2002 there was a collateral shortfall related to certain of these loans. Redwood Mortgage Corp. has provided a guarantee of any such shortfalls incurred by the Partnership.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2003 (unaudited)


note 7 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers. TUnder the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans as of June 30, 2003 and December 31, 2002. There are two loans totaling $176,215 in workout agreements as of these dates.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At June 30, 2003, there were three real estate properties held for sale, all acquired through foreclosure; one in 2002 and the other two in prior years.

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

Forward Looking Statements.

     Some of the information in the Form 10-K may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The analysis of 2003 includes forward looking statements and predictions about the possibility of future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $6,414 and $1,906 for the six months ended June 30, 2003 and 2002, and $5,250 and $1,906 for the three months ended June 30, 2003 and 2002, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $24,657 and $99,455 were incurred for the six months ended June 30, 2003 and 2002, and $12,399 and $12,377 were incurred for the three months ended June 30, 2003 and 2002, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $4,232 and $4,373 were incurred by the Partnership for the six months ended June 30, 2003 and 2002, and $2,111 and $2,177 were incurred for the three months ended June 30, 2003 and 2002, respectively.

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

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of June 30, 2003 and December 31, 2002, a general partner, Gymno Corporation, had contributed $9,772 and $9,772 respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

     Results of Operations - For the six and three months ended June 30, 2003 and 2002

     The net income decrease of $24,955 (13%) for the six months, and $2,574 (2.72%) for the three months ended June 30, 2003 versus June 30, 2002 was due primarily to a decrease in interest earned on loans of $62,772 for the six months and an increase of $17,475 for the three months, and a decrease in late charges and other fees of $4,011 for the six months and an increase of $19,633 for the three months. These income changes were offset by significant expense changes for the six and three months ended June 30, 2003 including a decrease in loan servicing fees of $74,798 for the six months and an increase of $22 for the three months, an increase in the provision for losses on loans and real estate acquired through foreclosure of $15,071 for the six months and an increase of $21,661 for the three months, decreases in clerical costs of $2,466 for the six months and $1,358 for the three months, and an increase in professional services of $12,251 for the six months and $11,371 for the three months.

     The decrease in interest on loans of $62,772 for the six months ended June 30, 2003 was due to lower average loan portfolio and a lower average loan portfolio interest rate. The increase in interest income for the second quarter of 2003 of $17,475 is due to lower average loan portfolio and lower average interest rates; offset by collection of interest on previously impaired loan.

     The decrease in late charge revenue and other fees of $4,011 for the six months ended June 30, 2003 versus 2002 is reflective of more loans being current. An increase of $19,633 in late charge revenue for the three months ended June 30, 2003 versus June 30, 2002, represents late charges and fee income of approximately $17,000 derived from a delinquent loan that was paid off in June, 2003.

     The decrease in loan servicing fees of $74,798 for the six and an increase of $22 for the three months ended June 30, 2003 versus June 30, 2002 is primarily attributable to the lower average loan portfolio balances during 2003 and to additional servicing fees incurred on impaired loans collected in the first quarter of 2002. The Partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans. Rather, servicing fees on impaired loans are incurred as borrower payments are received.

     The increase of $15,071 in provision for losses on loans and real estate acquired through foreclosure for the six months ended June 30, 2003 versus 2002 reflects the general partners' estimate that the existing reserves are adequate as supplemented by a guarantee received from Redwood Mortgage Corp. relating to the collectibility of certain Partnership loans.

     The increase in professional services of $12,251 for the six months, and $11,371 for the three months ended June 30, 2003, was due to timing of services provided in 2003 compared to 2002 in relation to its audit and tax return processing and increases in costs of such services.

     Partnership capital decreased from $6,772,996 at December 31, 2002 to $6,722,282 at June 30, 2003. The decrease is attributable to continued earnings and capital liquidations.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding as of June 30, 2003 and 2002 were $4,721,826 and $5,435,518, respectively. The overall decrease in loans outstanding at June 30, 2003 from December 31, 2002, was due primarily to the Partnership utilizing loan payoffs to meet limited partner capital liquidations, and to fund costs of real estate held for sale. During this period, loan principal collections exceeded limited partner liquidations.

     Since January 2001, and through June 30, 2003, the Federal Reserve has reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot at this time predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during 2002. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately ..50% to .75% over the year 2003. Nevertheless, based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate, but do not guarantee, that the annualized yield for compounding limited partners will range between 4.75% and 5.00% for the year 2003.

     The Partnership's operating results and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of June 30, 2003, there were no properties in foreclosure. As of June 30, 2003 and 2002, the Partnership's real estate held for sale account balance was $1,312,702 and $1,132,493, respectively. The increase was due to the acquisition of security on delinquent loans. The Partnership intends to sell these properties.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties and amortization of principal and loan pay-offs. Currently, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, and sales activities and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, loan loss reserves are increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and continuing in 2002 and 2003, the Northern California real estate market slowed and the national and local economies have slipped into recession. As of June 30, 2003, no notices of default were filed on existing loans. The Partnership also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on approximately 2 loans totaling $176,215 (3.73% of the secured loan portfolio) as of June 30, 2003. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and allows the borrower to make current monthly payments while deferring for periods of time, past due payments or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The delinquencies and workout agreements existing at June 30, 2003, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided $21,634 and $6,563 as provision for loan losses for the six months through June 30, 2003 and 2002, respectively. As of June 30, 2003, there is a collateral shortfall on certain secured loans that has not been reserved for. Redwood Mortgage Corp. has guaranteed to cover any losses sustained by the Partnership related to these loans. Management believes that reserves previously set aside are adequate.


PORTFOLIO REVIEW - For the six months ended June 30, 2003 and 2002.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2003 and 2002 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $4,349,833 (92%) and $4,502,235 (83%) of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of June 30, 2003, approximately 16.79% ($792,765), was invested in loans secured by single family homes (1-4 units), approximately 2.96% ($139,797), was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 80.25% ($3,789,264), was invested in loans secured by commercial properties. As of June 30, 2002, approximately 11.23% ($610,510), was invested in loans secured by single family homes (1-4 units), approximately 11.60% ($630,284) was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 77.17% ($4,194,724) was invested in loans secured by commercial properties.

     As of June 30, 2003, the Partnership held 17 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of June 30, 2003:


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                               As of June 30, 2003

                                    # of Loans         Amount           Percent
                                   -----------    -------------      -----------

    1st Mortgages                          9       $ 4,095,881              87%
    2nd Mortgages                          8           625,945              13%
                                   ===========    =============      ===========
      Total                               17       $ 4,721,826             100%

    Maturing 12/31/03 and prior            5       $   278,233               6%
    Maturing prior to 12/31/04             2           613,416              13%
    Maturing prior to 12/31/05             2           145,125               3%
    Maturing after 12/31/05                8         3,685,052              78%
                                   ===========    =============      ===========
      Total                               17       $ 4,721,826             100%

    Average Loan                                   $   277,754               6%
    Largest Loan                                     2,103,300              45%
    Smallest Loan                                        2,956            0.06%
    Average Loan-to-Value                                                   84%


Borrower Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the six and three months ended June 30, 2003 and 2002, the Partnership made distributions of earnings to limited partners of $55,409 and $65,412 for the six months, and $27,630 and $31,751 for the three months, respectively. Distribution of earnings to limited partners for the six and three months ended June 30, 2003 and 2002, to limited partners' capital accounts and not withdrawn, was $110,221 and $124,923 for the six months, and $63,342 and $61,769 for the three months, respectively. As of June 30, 2003 and 2002, limited partners electing to withdraw earnings represented 35% and 36%, respectively, of the limited partners outstanding capital accounts.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the six and three months ended June 30, 2003 and 2002, $15,534 and $55,665 for the six months, and $6,987 and $27,243 for the three months, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2003 and 2002, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the six and three months ended June 30, 2003 and 2002, $145,368 and $176,426 for the six months, and $71,683 and $85,091 for the three months, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of June 30, 2003, approximately 92%, ($4,502,235) of the loans held by the Partnership were in six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     As contained in a collection of real estate statistics listed in the San Francisco Chronicle dated May 16, 2003, mortgage rates are at their lowest in 30 years. The article stated, "The average 30-year fixed mortgage dropped to 5.45% for the week ending today down from 5.62% last week, according to Freddie Mac, the government-sponsored entity that buys and repackages mortgages for sale to the equity market. Freddie Mac has kept weekly mortgage rate records since 1971, when Richard Nixon was in the White House. Fifteen-year fixed mortgages hit a 12-year low, dipping to an average 4.84%, down from 4.97% last week. One-year adjustable rate mortgages, known as ARMs, edged up slightly to 3.67% this week from 3.66% last week. This time last year, the average 30-year rate was 6.89%, the 15-year rate was 6.37% and the ARM rate was 4.81%. For the year so far, the average 30-year rate is at 5.83%, under the 5.9% average in 1963, Freddie Mac said."

     According to the San Francisco Chronicle for the week of June 21, 2003, the mortgage defaults dropped across the U.S. The article stated, "Fewer California and U.S. homeowners defaulted on their mortgages in the first quarter, as plunging interest rates helped trim monthly house payments, a mortgage banking group reported Friday. At the same time, however, soaring personal bankruptcies and persistent job losses - largely in the Midwest - helped push the U.S. foreclosure rate to a record 1.20%, the Mortgage Bankers Association said. "We saw very modest improvement (in mortgage delinquencies) this quarter, because we didn't see the improvement in the economy we would have expected," said Doug Duncan, chief economist at the Washington D.C., trade group. "If economy continues to muddle along ... we won't see rapid improvement in delinquencies." In California, 2.66% of homeowners were late on their mortgage payments by at least 30 days in the first three months of the year on a non-seasonally adjusted basis, compared with 3.10% a year ago. Nationwide, 4.52% of homeowners were delinquent on home payments, versus 4.65% in the first quarter of 2002. U.S. data are compiled on a seasonally adjusted basis to account for differences in state laws regarding foreclosure. Much of the decrease in defaults can be attributed to historically low interest rates, which have allowed consumers to refinance and slash their monthly house payments."

     On the commercial scene, the San Francisco Business Times for the week of June 27, 2003 stated, "Preliminary second quarter numbers from two brokerage houses concurred that commercial vacancy was basically as flat as the Indian bread over the last quarter, ticking up a mere 0.1% from March. Newmark & Co. Real Estate said that total vacancy was 17.1%, versus 17% last quarter, while Grubb & Ellis saw vacancy at 24.1%, up slightly from 24%. "I think what it's saying is we really have not had significant job growth to take down some of the vacant space, " said Monica Finnegan, managing principal with Newmark, "Even if we have some slight absorption, we have another level of lay-offs at another organization." Colin Yasukochi, regional manager of research and client services for California at Grubb & Ellis, saw the numbers as potentially more sweet bread than sourdough, noting that they might indicate the market is finally stabilizing. The article further stated "The direction of rents themselves is also a source of discrepancy in the reports, though ironically so. The seemingly less optimistic Newmark said direct rent was $21.88 in second quarter, actually up slightly from $21.74 last quarter. "Some of the high rise, premier buildings are still trying to capture higher rents," Finnegan said. "So you're looking at average rents that reflect Class A across the board." Meanwhile, Grubb reported that Class A rents citywide, declined from $28.40 to $28.10, and Yasukochi said they could continue to erode slightly over the next few quarters."

     To the Partnership, lower interest rates may mean more borrowers coming forward for equity loans or for refinancing. Declines in defaults will stabilize delinquencies and foreclosures. Stabilizing commercial vacancies and little appreciation in rental rates may mean that we are at the vacancy rate bottom.

     For Partnership loans outstanding, as of June 30, 2003, the Partnership had an average loan to value ratio computed as of the date the loan was made of 84.28%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, and loans held in the Partnership's portfolio as of June 30, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2003:

                                2003        2004        2005        2006          2007       Thereafter      Total
                             ----------- ----------- ----------- ------------  ------------ ------------ -------------
Interest earning assets:
Money market accounts          $589,355                                                                    $  589,355
Average interest rate             0.90%                                                                         0.90%
Loans secured by deeds
    of trust                   $278,233     613,416     145,125       96,716     3,259,216      329,120    $4,721,826
Average interest rate            10.09%      10.69%       9.35%        6.50%         7.68%       10.00%         8.40%

Market Risk.

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans, (100% as of June 30, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

ASSET QUALITY

     A consequence of lending activities is that occasionally losses will be experienced and that the amount of such losses will vary from time to time, depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. Many of these factors are beyond the control of the general partners. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment.

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of June 30, 2003 the general partners have determined that the allowance for loan losses and real estate owned of $1,081,119 (16.08% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2003, one loan was delinquent over 90 days amounting to $144,349. Two loans, including the delinquent loan, totaling $176,215 were subject to workout agreements, which require the borrower to make regular monthly loan payments and/or payments plus additional catch up amounts.

     The Partnership owns three properties, each acquired through foreclosure. One property acquired in 2002 has been renovated and is currently listed for sale. A second property acquired in 2000 is in contract pending sale. The third property acquired in 1993 is available for sale.

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

     The following compensation has been paid to the general partners and their affiliates for services rendered during the six months ended June 30, 2003. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation    Description of Compensation and Services Rendered           Amount
-----------------------------------------------------------------------------------------------------
I. Redwood Mortgage Corp.        Loan Servicing Fee for servicing loans......................$24,657
   General Partners
       &/or Affiliates           Asset Management Fee for managing assets.....................$4,232

   General Partners              1% interest in profits.......................................$1,673

     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):

Redwood Mortgage Corp.           Mortgage Brokerage Commissions for services in connection
                                 with the review, selection, evaluation, negotiation, and
                                 extension of the loans paid by the borrowers and not by the
                                 Partnership..................................................$6,414

Redwood Mortgage Corp.           Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow fees payable by the borrowers and not by the
                                 Partnership....................................................$388

Gymno Corporation                Reconveyance Fee...............................................$106

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $9,243

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

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

               (99.1) Certification of Michael R. Burwell, General Partner

               (99.2) Certification of Michael R. Burwell, President,
                      Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

           (b) Form 8-K

               There were no 8-K filings in the quarter ended June 30, 2003.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August 2003.

REDWOOD MORTGAGE INVESTORS VI


By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:  /S/ Michael R. Burwell
               ----------------------------------------------
               Michael R. Burwell, President,
               Secretary/Treasurer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 14th day of August 2003.


      Signature                      Title                         Date


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell              General Partner                 August 14, 2003


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell         President, Secretary/Treasurer &     August 14, 2003
                               CFO of Gymno Corporation
                              (Principal Financial and
                                 Accounting Officer);
                            Director of Gymno Corporation

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



/s/ Michael R. Burwell
___________________________________
Michael R. Burwell, General Partner
August 14, 2003

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
___________________________________
Michael R. Burwell, General Partner
August 14, 2003

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



/s/ Michael R. Burwell
_________________________________
Michael R. Burwell, President and
Chief Financial Officer, of Gymno
Corporation, General Partner
August 14, 2003

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
_____________________________________
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
August 14, 2003