Form 10-Q
period 2003-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 2003-11-14
CIK 811592

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended                    September 30, 2003
--------------------------------------------------------------------------------
Commission file number                            33-12519
--------------------------------------------------------------------------------

         REDWOOD MORTGAGE INVESTORS VI, a California Limited Partnership
             (exact name of registrant as specified in its charter)

     California                                  94-3031211
--------------------------------------------------------------------------------
(State or other jurisdiction of               I.R.S. Employer
incorporation or organization)               Identification No.

              900 Veterans Blvd., Suite 500, Redwood City, CA 94063
--------------------------------------------------------------------------------
                     (address of principal executive office)

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

     YES    XX                                     NO
        -----------                                   -----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     YES                     NO                   NOT APPLICABLE      XX
         ------------           ------------                     --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
              SEPTEMBER 30, 2003 and DECEMBER 31, 2002 (unaudited)


                                     ASSETS

                                                                   September 30,         December 31,
                                                                        2003                 2002
                                                                  -----------------     ----------------

     Cash                                                              $   577,238         $    341,127
                                                                  -----------------     ----------------
     Loans
       Loans, secured by deeds of trust                                  4,814,880            5,183,100
       Loans, unsecured, net discount of $131,352                          223,697              223,697
       Less allowance for loan losses                                    (299,860)            (275,294)
                                                                  -----------------     ----------------
            Net loans                                                    4,738,717            5,131,503
                                                                  -----------------     ----------------

     Interest and other receivables
       Accrued interest and late fees                                       55,685               61,384
       Advances on loans                                                     4,101               31,007
                                                                  -----------------     ----------------
            Total interest and other receivables                            59,786               92,391
                                                                  -----------------     ----------------

     Real estate held for sale, net                                      1,323,986            1,234,541
     Prepaid expenses                                                        3,014                    -
                                                                  -----------------     ----------------

            Total assets                                               $ 6,702,741         $  6,799,562
                                                                  =================     ================


                        LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
       Accounts payable                                                $    13,068         $    11,953
       Payable to affiliate                                                 12,478              14,643
                                                                  -----------------     ---------------
            Total liabilities                                               25,546              26,596
                                                                  -----------------     ---------------

     Partners' capital
       Limited partners' capital, subject to redemption                  6,667,429           6,763,200
       General partners' capital                                             9,766               9,766
                                                                  -----------------     ---------------
            Total partners' capital                                      6,677,195           6,772,966
                                                                  -----------------     ---------------

            Total liabilities and partners' capital                    $ 6,702,741         $ 6,799,562
                                                                  =================     ===============




The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
     FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002 (unaudited)

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ------------------------------------------------------------------

                                                              2003             2002             2003              2002
                                                          --------------    ------------    -------------     ------------
Revenues
 Interest on loans                                            $ 102,705        $122,405        $ 336,765        $ 479,892
 Interest - interest bearing accounts                               640           1,263            2,374            4,098
 Interest on promissory note                                          -               -                -            7,128
 Late charges, prepayment penalties, and fees                     4,268           1,673           28,542           29,958
                                                          --------------    ------------    -------------     ------------
                                                                107,613         125,341          367,681          521,076
                                                          --------------    ------------    -------------     ------------
Expenses
  Loan servicing fees                                            12,053          12,381           36,710          111,836
  Asset management fees                                           2,105           2,162            6,337            6,535
  Clerical costs through Redwood Mortgage Corp.                   4,042           5,663           13,285           17,372
  Provisions for losses on loans and real estate                  2,932           1,677           24,566           68,895
  Professional services                                           2,205          11,492           29,689           26,725
  Other                                                           1,129           1,613            6,644            7,102
                                                          --------------    ------------    -------------     ------------
                                                                 24,466          34,988          117,231          238,465
                                                          --------------    ------------    -------------     ------------
Net income                                                    $  83,147        $ 90,353        $ 250,450        $ 282,611
                                                          ==============    ============    =============     ============

Net income
   General partners (1%)                                      $     832        $    903        $   2,505        $   2,826
   Limited partners (99%)                                        82,315          89,450          247,945          279,785
                                                          --------------    ------------    -------------     ------------
                                                              $  83,147        $ 90,353        $ 250,450        $ 282,611
                                                          ==============    ============    =============     ============

Net income per $1,000 invested by limited
    partners for entire period:
  -where income is reinvested and compounded                     $12.28          $12.99           $37.29           $40.86
                                                          ==============    ============    =============     ============
  -where partner receives income in monthly
     distributions                                               $12.23          $12.93           $36.68           $40.13
                                                          ==============    ============    =============     ============





The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002 (unaudited)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -----------------------------------

                                                                             2003             2002
                                                                         -------------    --------------
    Cash flows from operating activities
      Net income                                                           $  250,450        $  282,611
      Adjustments to reconcile net income to net cash provided
        by operating activities
            Provision for loan losses                                          24,566            68,895
            Early withdrawal penalties credited to income                     (3,598)           (5,833)
            Change in operating assets and liabilities
                Accrued interest and advances on loans                         32,605           766,901
                Accounts payable and payable to affiliate                     (1,050)           (7,193)
                Deferred interest                                                   -          (74,022)
                Prepaid expenses                                              (3,014)                 -
                                                                         -------------    --------------
    Net cash provided by operating activities                                 299,959         1,031,359
                                                                         -------------    --------------

    Cash flows from investing activities
            Principal collected on loans                                    1,208,576         1,116,703
            Loans originated                                                (840,356)       (1,615,402)
            Payments for real estate held for sale                           (89,445)          (16,961)
            Proceeds from disposition of real estate                                -             5,191
                                                                         -------------    --------------

    Net cash provided by (used in) investing activities                       278,775         (510,469)
                                                                         -------------    --------------

    Cash flows from financing activities
            Partners' withdrawals                                           (342,623)         (442,965)
            Collection of note receivable - Redwood Mortgage Corp.                  -           178,200
                                                                         -------------    --------------
    Net cash used in financing activities                                   (342,623)         (264,765)
                                                                         -------------    --------------

    Net increase in cash                                                      236,111           256,125

    Cash - beginning of year                                                  341,127           190,414
                                                                         -------------    --------------

    Cash - end of period                                                   $  577,238        $  446,539
                                                                         =============    ==============






The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                         SEPTEMBER 30, 2003 (unaudited)


note 1 - General

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.


note 2 - Summary of Significant Accounting Policies

Loans, secured by deeds of trust

     At September 30, 2003 the Partnership had one loan past due 90 days or more totaling $144,349 (3.0% of the secured loan portfolio) and at December 31, 2002 the Partnership had two loans past due 90 days or more totaling $207,648 (4.01% of the secured loan portfolio). The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and the Partnership is still accruing interest on these loans.

     At September 30, 2003 and December 31, 2002, loans categorized as impaired by the Partnership were $96,716 and $96,716, respectively, with a reduction in the carrying value of the impaired loans of $6,620, and $6,620, respectively. The reduction in the carrying value of the impaired loans is included in the allowance for loan losses. The impaired loans have accrued interest, late charges and advances totaling $10,973 and $10,973 at September 30, 2003 and December 31, 2002. The average recorded investment in the impaired loans was $96,716 for the nine months ended September 30, 2003 and $1,282,304 for the year ended December 31, 2002, respectively.

Allowance for loan losses

     The composition of the allowance for loan losses as of September 30, 2003 and December 31, 2002 was as follows:

                                             September 30,        December 31,
                                                 2003                 2002
                                           ----------------     ----------------
         Impaired loans                         $    6,620           $    6,620
         Specified loans                            44,977               44,977
         General                                    24,566                    -
         Unsecured loans                           223,697              223,697
                                           ----------------     ----------------
                                               $   299,860          $   275,294
                                           ================     ================

     Activity in the allowance for loan losses is as follows for the nine months ended September 30, 2003 and 2002:

                                            September 30,        December 31,
                                                2003                 2002
                                           ----------------     ----------------
         Beginning balance                     $   275,294          $   370,612
         Provision for loan losses                  24,566                3,083
         Recoveries                                      -              (8,947)
         Restructures                                    -             (48,009)
         Write-offs                                      -             (41,445)
                                           ----------------     ----------------
                                               $   299,860          $   275,294
                                           ================     ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                         SEPTEMBER 30, 2003 (unaudited)


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

Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.

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


Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp., an affiliate, may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                         SEPTEMBER 30, 2003 (unaudited)


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

Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% (3/8 of 1% annually) of the "net asset value", which is the Partnership's total assets less its total liabilities.

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


note 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of September 30, 2003 and December 31, 2002:



                                             September 30,        December 31,
                                                 2003                 2002
                                           ----------------     ----------------
   Costs of properties                        $  2,108,177         $  2,018,732
   Reduction in value                            (784,191)            (784,191)
                                           ----------------     ----------------
   Real estate held for sale                  $  1,323,986         $  1,234,541
                                           ================     ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                         SEPTEMBER 30, 2003 (unaudited)


note 5 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $4,814,880 and $5,183,100 at September 30, 2003 and December 31, 2002, respectively. The fair value of these loans of $4,793,825 and $4,862,646, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


note 6 - Asset Concentrations and Characteristics

     Loans are secured by recorded deeds of trust. At September 30, 2003 and December 31, 2002, there were 17 and 22 secured loans outstanding respectively, with the following characteristics:

                                                                    September 30,       December 31,
                                                                        2003                2002
                                                                   -----------------   ----------------
Number of secured loans outstanding                                             17                  22
Total secured loans outstanding                                       $  4,814,880         $ 5,183,100

Average secured loan outstanding                                      $    283,228         $   235,595
Average secured loan as percent of total                                     5.88%               4.55%
Average secured loan as percent of partners' capital                         4.24%               3.48%

Largest secured loan outstanding                                      $  2,103,300         $ 2,103,300
Largest secured loan as percent of total                                    43.68%*             40.58%*
Largest secured loan as percent of partners' capital                        31.50%*             31.05%*

Number of counties where security is located (all California)                    9                  10
Largest percentage of secured loans in one county                           50.27%              42.67%
Average secured loan to appraised value of security at time
   loan was consummated                                                     79.61%              79.68%

Number of secured loans in foreclosure                                           0                   0
Amounts of secured loans in foreclosure                               $          0         $         0


     * At loan inception this loan represented 8.8% of outstanding loans and 8.7% of Partners' capital.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                         SEPTEMBER 30, 2003 (unaudited)


note 6 - Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at September 30, 2003 and December 31, 2002:

                                                                   September 30,        December 31,
                                                                        2003                2002
                                                                  -----------------    ----------------
      First trust deeds                                               $  3,981,346         $ 4,392,120
      Second trust deeds                                                   833,534             790,980
                                                                  -----------------    ----------------
          Total loans                                                    4,814,880           5,183,100
      Prior liens due other lenders                                      2,483,709           2,779,170
                                                                  -----------------    ----------------

          Total debt                                                  $  7,298,589         $ 7,962,270
                                                                  =================    ================

      Appraised property value at time of loan                        $  9,167,569         $ 9,992,743
                                                                  =================    ================

      Total investments as a percent of appraisals                          79.61%              79.68%
                                                                  =================    ================

      Investments by type of property
          Owner occupied homes                                        $    565,000         $   749,707
          Non-owner occupied homes                                         323,974              74,674
          Apartments                                                       137,592             566,600
          Commercial                                                     3,788,314           3,792,119
                                                                  -----------------    ----------------
                                                                      $  4,814,880         $ 5,183,100
                                                                  =================    ================


     Scheduled maturity dates of secured loans as of September 30, 2003 are as follows:

                Year Ending December 31,
           -----------------------------------
                          2003                     $  254,368
                          2004                        460,000
                          2005                        416,403
                          2006                         96,716
                          2007                      3,258,952
                       Thereafter                     328,441
                                               ---------------
                                                   $4,814,880
                                               ===============

     Cash deposits at September 30, 2003 of $554,476, before clearing deposits in transit and outstanding checks, were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $454,476.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at September 30, 2003 and December 31, 2002. This borrower accounted for approximately 64% and 62% of the loan balances at such dates. This borrower accounted for approximately 51% and 31% of interest revenue for the nine months ended September 30, 2003 and year ended December 31, 2002, respectively. At September 30, 2003 and December 31, 2002 there was a collateral shortfall related to certain of these loans. These loans are making regular monthly payments according to their terms. Redwood Mortgage Corp. has provided a guarantee of any such shortfalls incurred by the Partnership, therefore they are not considered impaired.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                         SEPTEMBER 30, 2003 (unaudited)


note 7 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans as of September 30, 2003 and December 31, 2002. There are two loans totaling $176,142 in workout agreements as of these dates.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At September 30, 2003, there were three real estate properties held for sale, all acquired through foreclosure; one in 2002 and the other two in prior years.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $17,573 and $15,551 for the nine months ended September 30, 2003 and 2002, and $11,159 and $13,645 for the three months ended September 30, 2003 and 2002, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $36,710 and $111,836 were incurred for the nine months ended September 30, 2003 and 2002, and $12,053 and $12,381 were incurred for the three months ended September 30, 2003 and 2002, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $6,337 and $6,535 were incurred by the Partnership for the nine months ended September 30, 2003 and 2002, and $2,105 and $2,162 were incurred for the three months ended September 30, 2003 and 2002, respectively.

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

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of September 30, 2003 and December 31, 2002, a general partner, Gymno Corporation, had contributed $9,772 and $9,772 respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

     Results of Operations - For the nine and three months ended September 30, 2003 and 2002

     The net income decrease of $32,161 (11%) for the nine months, and $7,206 (8%) for the three months ended September 30, 2003 versus September 30, 2002 was due primarily to a decrease in interest earned on loans of $143,127 for the nine months and $19,700 for the three months, and a decrease in late charges and other fees of $1,416 for the nine months and an increase of $2,595 for the three months. These income changes were offset by significant expense changes for the nine and three months ended September 30, 2003 including a decrease in loan servicing fees of $75,126 for the nine months and $328 for the three months, a decrease in the provision for losses on loans and real estate acquired through foreclosure of $44,329 for the nine months and an increase of $1,255 for the three months, decreases in clerical costs of $4,087 for the nine months and $1,621 for the three months, and an increase in professional services of $2,964 for the nine months and a decrease of $9,287 for the three months.

     The decrease in interest on loans of $143,127 for the nine months ended September 30, 2003 was due to lower average outstanding loan portfolio, a lower average loan portfolio interest rate and the collection of interest in 2002 on a previously impaired loan. The decrease in interest income for the third quarter of 2003 of $19,700 is also due to lower average loan portfolio and lower average interest rates.

     The decrease in late charge revenue and other fees of $1,416 for the nine months ended September 30, 2003 versus 2002 is reflective of more loans being current. An increase of $2,595 in late charge revenue for the three months ended September 30, 2003 versus September 30, 2002, represents collection of additional late charges and fee income from delinquent loans during the third quarter.

     The decrease in loan servicing fees of $75,126 for the nine months and $328 for the three months ended September 30, 2003 versus September 30, 2002 is primarily attributable to the lower average loan portfolio balances during 2003 and to additional servicing fees incurred on impaired loans collected in the first quarter of 2002. The Partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans. Rather, servicing fees on impaired loans are incurred as borrower payments are received.

     The decrease of $44,329 in provision for losses on loans and real estate acquired through foreclosure for the nine months ended September 30, 2003 versus 2002 reflects the general partners' estimate that the existing reserves are adequate as supplemented by a guarantee received from Redwood Mortgage Corp. relating to the collectibility of certain Partnership loans.

     The increase in professional services of $2,964 for the nine months, and a decrease of $9,287 for the three months ended September 30, 2003, was due to timing of services provided in 2003 compared to 2002 and increases in costs of such services.

     Partnership capital decreased from $6,772,966 at December 31, 2002 to $6,677,195 at September 30, 2003. The decrease is attributable to continued earnings and capital liquidations.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding as of September 30, 2003 and 2002 were $4,814,880 and $5,593,401, respectively. The overall decrease in loans outstanding at September 30, 2003 from the $5,183,100 outstanding at December 31, 2002, was due primarily to the Partnership utilizing loan payoffs to meet limited partner capital liquidations. During this period, loan principal collections exceeded limited partner liquidations.

     Since January 2001, and through September 30, 2003, the Federal Reserve has reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot at this time predict at what levels interest rates will be in the future. The general partners anticipate that new loans placed in 2003 will be placed at rates approximately 1% lower than loans placed at similar times during 2002. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace these loans with loans at somewhat lower interest rates. Based upon the rates expected in connection with the existing loans, anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate, but do not guarantee, that the annualized yield for compounding limited partners will range between 4.75% and 5.00% for the year 2003.

     The Partnership's operating results and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of September 30, 2003, there were no properties in foreclosure. As of September 30, 2003 and 2002, the Partnership's real estate held for sale account balance was $1,323,986 and $1,143,903, respectively. The increase in 2003 was due primarily to improvement made to these properties. The Partnership intends to sell these properties.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties and amortization of principal and loan pay-offs. Currently, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, and sales activities and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, loan loss reserves are increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and continuing in 2002 and 2003, the Northern California real estate market slowed and the national and local economies have slipped into recession. As of September 30, 2003, no notices of default were filed on existing loans. The Partnership also entered into workout agreements with borrowers who are delinquent in their regular payments. The Partnership had workout agreements on approximately 2 loans totaling $176,142 (3.66% of the secured loan portfolio) as of September 30, 2003. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The delinquencies and workout agreements existing at September 30, 2003, in management's opinion, do not have a material effect on our results of operations or liquidity. These workouts have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided $24,566 and $68,895 as provision for loan losses for the nine months through September 30, 2003 and 2002, respectively. As of September 30, 2003, there is a collateral shortfall on certain secured loans that has not been reserved for. Redwood Mortgage Corp. has guaranteed to cover any losses sustained by the Partnership related to these loans. Management believes that reserves previously set aside are adequate.

PORTFOLIO REVIEW - For the nine months ended September 30, 2003 and 2002.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2003 and 2002 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $4,464,547 (93%) and $4,740,152 (85%) of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of September 30, 2003, approximately 18.46% ($888,974), was invested in loans secured by single family homes (1-4 units), approximately 2.86% ($137,592), was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 78.68% ($3,788,314), was invested in loans secured by commercial properties. As of September 30, 2002, approximately 14.63% ($818,302), was invested in loans secured by single family homes (1-4 units), approximately 11.19% ($626,137) was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 74.18% ($4,148,962) was invested in loans secured by commercial properties.

     As of September 30, 2003, the Partnership held 17 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of September 30, 2003:


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                            As of September 30, 2003

                                        # of Loans        Amount        Percent
                                       ------------   ------------    ----------

   1st Mortgages                                 8     $3,981,346           83%
   2nd Mortgages                                 9        833,534           17%
                                       ============   ============    ==========
     Total                                      17     $4,814,880          100%

   Maturing 12/31/03 and prior                   4     $  254,368            5%
   Maturing prior to 12/31/04                    2        460,000           10%
   Maturing prior to 12/31/05                    3        416,403            9%
   Maturing after 12/31/05                       8      3,684,109           76%
                                       ============   ============    ==========
     Total                                      17     $4,814,880          100%

   Average Loan                                        $  283,228            6%
   Largest Loan                                         2,103,300           44%
   Smallest Loan                                              751         0.02%
   Average Loan-to-Value                                                    80%


Borrower Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the nine and three months ended September 30, 2003 and 2002, the Partnership made distributions of earnings to limited partners of $83,254 and $95,484 for the nine months, and $27,845 and $30,071 for the three months, respectively. Distribution of earnings to limited partners for the nine and three months ended September 30, 2003 and 2002, to limited partners' capital accounts and not withdrawn, was $164,691 and $184,301 for the nine months, and $54,470 and $59,379 for the three months, respectively. As of September 30, 2003 and 2002, limited partners electing to withdraw earnings represented 35% and 35%, respectively, of the limited partners outstanding capital accounts.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the nine and three months ended September 30, 2003 and 2002, $44,943 and $72,922 for the nine months, and $29,409 and $17,257 for the three months, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of September 30, 2003 and 2002, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the nine and three months ended September 30, 2003 and 2002, $255,966 and $277,567 for the nine months, and $70,149 and $101,141 for the three months, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of September 30, 2003, approximately 93%, ($4,464,547) of the loans held by the Partnership were in six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     As contained in an article in the San Francisco Chronicle dated October 4, 2003, mortgage rates are down again while home sales are soaring. The article stated, "Rates on benchmark 30-year mortgages dropped for the fourth week in a row, good news for people thinking about refinancing their home mortgage. For the week ending October 3, the average rate on 30-year mortgages dipped to 5.77%, down from last week's rate of 5.98%, Freddie Mac, the mortgage giant, reported Thursday in its weekly nation-wide survey of mortgage rates. This week's rate was the lowest since the middle of July, when rates on 30-year mortgage averaged 5.67%. Rates on 30-year mortgages slid to 5.21%, the lowest level in more than four decades, in the middle of June. But in late June, those rates started marching back up. They have retreated in the past four weeks. Even with the recent gyration in mortgage rates, sales of both new homes and previously owned ones soared in August and are on track to set record highs this year. And, home-mortgage refinancing activity remains healthy, economists said."

     According to the San Francisco Chronicle of the week of September 9, 2003, house prices were showing steady appreciation across the U.S. The article stated, "Defying gloom and doom predictions of impending deflation, the value of the average U.S. home continues to appreciate at more than twice the rate of inflation. In the latest nationwide survey of prices of existing houses, average values rose by 5.56% from the second quarter of 2002 through the second quarter of 2003. The study was done by the Office of Federal Housing Enterprise Oversight (OFHEO), which monitors the market value changes of millions of individual properties financed or refinanced by giant investors Fannie Mae and Freddie Mac. Dozens of local markets experienced much higher average gains than 5.56%, including double-digit appreciation rates in large swaths of California and Florida." The article also stated "Houses in the District of Columbia appreciated at 10.1% on average, while California houses gained an average of 9.4%. Formerly superheated markets, such as San Francisco where values rose at 20% and more per year during the dot-com boom, continue to readjust. San Jose houses gained an average 1.6% in resale value from 2002 to 2003 but lost 0.56% during the last quarter measured by the study. San Francisco houses gained an average 3.81% during the year, but rose by just 0.22% during the quarter ending June 30." These articles and statistics imply that interest rates are stabilizing near historical lows and that the real estate market for single-family residences is strong, but that the San Francisco Bay Area values are continuing to fall slightly as they readjust from the robust markets of the late 1990's and early 2000.

     On the commercial scene, according to the San Francisco Business Times for the week of October 3, 2003, the San Francisco real estate market is showing signs of life. The article stated, "San Francisco's office market, among the most depressed in the nation, appears to have finally started to recover. Slowly. Third-quarter numbers released this week from three major San Francisco brokerage firms show leasing creeping upward, vacancy dropping slightly and rents stabilizing after almost three years of free fall. Numbers from Newmark & Co. Real Estate, for example, showed "positive absorption" - the amount of new leases compared to new vacancies - of 415,000 square feet citywide in the third quarter, with the vacancy rate declining to 16.7% from 17% overall and to 18.3% from 19.3% among Class A buildings. Numbers from two other real estate firms show the same trend, with Cushman & Wakefield reporting more than 500,000 square feet absorbed, and Grubb & Ellis Co. showing 100,000 square feet absorption. Both those firms also saw the vacancy rate declining 0.1% citywide." The article also stated, "Newmark managing principal Monica Finnegan said the numbers make her cautiously optimistic that the market has bottomed out, but she is still keeping an eye out for what happens in the fourth quarter. Still, Newmark says in its report that "we expect several consecutive years of positive absorption beginning in 2004." Newmark's outlook is buoyed by federal employment statistics that show the rate of job loss in San Francisco slowing dramatically, with jobs falling 1.9% in the year to August, compared to declines of 5.8% in August 2002 and 4.9% in August 2001." The commercial real estate market seems to be stabilizing but it will take a long time to absorb the large vacancies that have built up in this recession. Values have decreased but lowered capitalization rates have helped keep commercial property values from large reductions.

     To the Partnership, lower interest rates may mean more borrowers coming forward for equity loans or for refinancing. Stabilizing commercial vacancies and little appreciation in rental rates may mean that the economy is at the vacancy rate bottom.

     For Partnership loans outstanding, as of September 30, 2003, the partnership had an average loan to value ratio computed as of the date the loan was made of 79.61%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, and loans held in the Partnership's portfolio as of September 30, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2003:

                                2003        2004        2005        2006        2007      Thereafter     Total
                             ----------- ----------- ----------- ----------- ----------- ------------ ------------
Interest earning assets:
Money market accounts          $513,675                                                                $  513,675
Average interest rate             0.60%                                                                     0.60%
Loans secured by deeds
    of trust                   $254,368     460,000     416,403      96,716   3,258,952      328,441   $4,814,880
Average interest rate            10.24%      10.14%       8.96%       6.50%       7.68%       10.00%        8.30%

Market Risk.

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans, (100% as of September 30, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of September 30, 2003 the general partners have determined that the allowance for loan losses and real estate owned of $1,084,051 (16.24% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of September 30, 2003, one loan was delinquent over 90 days amounting to $144,349. Two loans, including the delinquent loan, totaling $176,142 were subject to workout agreements, which require the borrower to make regular monthly loan payments and/or payments plus additional catch up amounts.

     The Partnership owns three properties, each acquired through foreclosure. One property, located in Alameda County, was acquired in 2002. The property was renovated during late 2002 and 2003 and was listed for sale during the third quarter of 2003. As of November 2003 the Partnership entered into a contract of sale, which calls for a closing in 2003. The second property is located in Contra Costa County and was acquired in 2000. The Partnership has entered into a contract of sale. The buyer has passed to the Partnership monies, which are non-refundable. The contract contains closing dates with possible extensions. The Partnership anticipates the sale to close in early 2004. The Partnership's final property is in San Mateo County and was acquired in 1993. After acquisition contamination was discovered on this property. The Partnership sought relief from the responsible party and in 1998 entered into a settlement agreement, which required clean up to standards approved by the Regional Water Quality Control Board. The Partnership is currently negotiating an offer on this property, which may lead to a long-term sales contract.

Controls and Procedures.

     As of September 30, 2003, the general partner of the Partnership carried out an evaluation, under the supervision and with the participation of the general partner's management, including the general partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer of the general partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     The following compensation has been paid to the general partners and their affiliates for services rendered during the nine months ended September 30, 2003. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving
Compensation                      Description of Compensation and Services Rendered                       Amount
---------------------------------------------------------------------------------------------------------------------
I. Redwood Mortgage Corp.        Loan Servicing Fee for servicing loans ........................             $36,710

   General Partners
       &/or Affiliates           Asset Management Fee for managing assets ......................              $6,337

   General Partners              1% interest in profits ........................................              $2,505

     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):

Redwood Mortgage Corp.           Mortgage Brokerage Commissions for services in
                                 connection with the review, selection, evaluation,
                                 negotiation, and extension of the loans paid by
                                 the borrowers and not by the Partnership ......................             $17,573

Redwood Mortgage Corp.           Processing and Escrow Fees for services in connection
                                 with notary, document preparation, credit investigation,
                                 and escrow fees payable by the borrowers and not by the
                                 Partnership ...................................................                $758

Gymno Corporation                Reconveyance Fee ..............................................                $189


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $13,285

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

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

              (99.1) Certification of Michael R. Burwell, General Partner

              (99.2) Certification of Michael R. Burwell, President,
                     Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

          (b) Form 8-K

              There were no 8-K filings in the quarter ended September 30, 2003.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November 2003.

REDWOOD MORTGAGE INVESTORS VI


By:        /S/ Michael R. Burwell
          -------------------------------------
           Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:      /S/ Michael R. Burwell
                  -----------------------------------------------
                   Michael R. Burwell, President,
                   Secretary/Treasurer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 14th day of November 2003.


      Signature                       Title                         Date


 /S/ Michael R. Burwell
------------------------
 Michael R. Burwell               General Partner             November 14, 2003


 /S/ Michael R. Burwell
------------------------
 Michael R. Burwell        President, Secretary/Treasurer &   November 14, 2003
                               CFO of Gymno Corporation
                               (Principal Financial and
                                  Accounting Officer);
                            Director of Gymno Corporation

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 14, 2003

                                                                    Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 14, 2003

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer, of Gymno
Corporation, General Partner
November 14, 2003

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
---------------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
November 14, 2003