Form 10-K
period 2003-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 2004-03-30
CIK 811592

REDWOOD MORTGAGE INVESTORS VI
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2003


                                                 Part I

                                                                                                             Page No.
                                                                                                          ------------
Item 1   - Business                                                                                            3
Item 2   - Properties                                                                                          6
Item 3   - Legal Proceedings                                                                                   6
Item 4   - Submission of Matters to a Vote of Security Holders (Partners)                                      6

                                                   Part II


Item 5   - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters              7
Item 6   - Selected Financial Data                                                                             7
Item 7   - Management's Discussion and Analysis of Financial Condition and Results of Operations               9
Item 7a - Quantitative and Qualitative Disclosures About Market Risk                                           16
Item 8   - Financial Statements and Supplementary Data                                                         18
Item 9   - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                39
Item 9a - Controls and Procedures                                                                              39

                                                  Part III


Item 10 - Directors and Executive Officers of the Registrant                                                   39
Item 11 - Executive Compensation                                                                               40
Item 12 - Security Ownership of Certain Beneficial Owners and Management                                       41
Item 13 - Certain Relationships and Related Transactions                                                       41
Item 14 - Principal Accountant Fees and Services                                                               41

                                                   Part IV

Item 15 - Exhibits, Financial Statements and Schedules, and Reports of Form 8-K                                42

Signatures                                                                                                     43

Certifications                                                                                                 44

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

      For the year ended December 31, 2003 Commission File number 33-12519
-----------------------------------------------------------------------------

                          REDWOOD MORTGAGE INVESTORS VI
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                   94-3031211
-----------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification)
 incorporation or organization)

900 Veterans Blvd., Suite 500, Redwood City, CA          94063
-----------------------------------------------------------------------------
(address of principal executive offices)              (zip code)

Registrant's telephone number including area code      (650) 365-5341
-----------------------------------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:        None

        Title of each class        Name of each exchange on which registered
-----------------------------------------------------------------------------
             None                                     None
-----------------------------------------------------------------------------

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

  YES        XX                               NO
         ---------------                          ------------

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

     The Partnership was formed in September 1987, with an approved 120,000 Units of $100 each ($12,000,000). The Units were offered on a "best efforts" basis through broker/dealer member firms of the National Association of Securities Dealers, Inc. It immediately began issuing Units and began investing in loans in October 1987. The offering terminated in September 1989, and as of that date 97,725.94 limited partner Units were sold realizing proceeds of $9,772,594. At December 31, 2003, the Partnership had a balance of loans totaling $5,255,620 with interest rates thereon ranging from 6.50% to 10.75%.

     Currently first mortgage loans comprise 75.79% of the total amount of secured loan portfolio. Second mortgage loans comprise 24.21% of the secured loan portfolio. Owner-occupied homes, combined with non-owner occupied homes, total 28.65% of the secured mortgage loans. Secured mortgage loans to apartments make up 2.60% of the total secured loans portfolio. Commercial secured loans decreased from last year, now comprising 68.75% of the portfolio, a decrease of 4.41% from 2002. The major concentration of secured loans, comprising 93.34% of the total secured loans, are in five counties of the San Francisco Bay Area. The balance is primarily in Northern California. Currently secured loan size is averaging $328,476 per loan. Some of the secured loans are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 21.13%. Generally, the more equity, the more protection for the lender. The Partnership's loan portfolio had no properties in foreclosure as of the end of December 2003.

     Delinquencies are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For the year ended December 31, 2003 the Partnership did not take back any collateral from defaulted borrowers. During the year 2002, the Partnership acquired one piece of real estate property through foreclosure. This property consisted of four townhouses. The Partnership commenced refurbishment of the units and concluded a sale of the units in March 2004. The Partnership realized a loss upon sale of approximately $15,000, which had previously been reserved for.

     The Partnership also owns (through previous foreclosure) two other properties; a commercial property and the other land. The land is located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment in the land at December 31, 2003 is $130,215. Currently the Partnership is in the process of negotiating a sale with an interested buyer. The Partnership's net investment of $130,215 is less than 1% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment.The second property is a commercial property located in Walnut Creek, California. The property is currently pending sale. We anticipate that the sale will occur in the last quarter of 2004. Management has set aside loss reserves in the amount of $784,191, which they believe are adequate in amount to cover anticipated losses.

     The Partnership's revenues decreased from $735,900 in 2001 to $574,171 in 2002 and to $491,640 in 2003. This was due largely to the decline in interest on loans, which averaged 9.48% in 2001, 7.99% in 2002 and 7.39% in 2003. Cash flow the Partnership generated from mortgage interest and loan pay-downs and pay-offs was used primarily to meet limited partner capital and earnings liquidations. For the three years ended December 31, 2003 withdrawals by limited partners were $836,749 in 2001, $602,753 in 2002 and $506,503 in 2003.

     During the year 2003, the Partnership's annualized yield on compounding accounts was 5.00% and on monthly distributing accounts it was 4.89%.

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

     Mortgage interest rates have fallen during the last 24 to 36 months. This has been partially due to actions by the Federal Reserve Bank to reduce the discount rate on borrowings charged to member banks, a sluggish economy and low inflation rates. Although the general trend for interest rates has been down, many lenders have tightened their credit and reduced their lending exposure in various markets and property types. This credit tightening from competing lenders would generally provide the Partnership with additional lending opportunities at attractive rates. However, as a result of the slowing economy, there are now fewer transactions in the marketplace, which could potentially reduce the number of lending opportunities to the Partnership. Continued rate reductions by the Federal Reserve Bank, a continued slowing economy, and continued low inflation rates could have the effect of reducing mortgage yields. In the future, when cash flow permits, currently existing loans with relatively high yields could be replaced with loans with lower yields as they pay-off, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Secured Loan Portfolio

     As of December 31, 2003, a summary of the Partnership's secured loan portfolio is set forth below.

   Loans as a Percentage of Appraised Value

   First Trust Deed Loans                                        $ 3,983,032
   Second Trust Deed Loans                                         1,272,588
                                                               -------------
        Total loans                                              $ 5,255,620

   Priority Positions due other Lenders at Time of Loan            2,377,041

        Total Debt                                               $ 7,632,661
                                                               =============

   Appraised Property Value at time of loan                      $ 9,677,215

        Total Secured Loans as a % of Appraisal based on
           appraisals and prior liens at date of loan                 78.87%

   Number of Secured Loans Outstanding                         16

   Average Secured Loan                                              328,476
   Average Secured Loan as a % of Net Assets                           4.98%
   Largest Secured Loan Outstanding                                2,103,300
   Largest Secured Loan as a % of Net Assets                          31.89%

   Secured Loans as a Percentage of Total Loans                     Percent
   -----------------------------------------------------          ------------
   First Trust Deeds                                                    75.79%
   Second Trust Deeds                                                   24.21%
        Total                                                          100.00%

   Secured Loans by Type of Property                Amount           Percent
   -----------------------------------------     ------------     ------------

   Owner Occupied Homes                             $ 640,000           12.18%
   Non-Owner Occupied Homes                           865,710           16.47%
   Apartments                                         136,841            2.60%
   Commercial                                       3,613,069           68.75%
   Land                                                     0            0.00%
                                                 ------------     ------------
        Total                                     $ 5,255,620          100.00%
                                                 ============     ============

     The following is a distribution of secured loans outstanding as of December 31, 2003 by Counties:


                  California County                 Secured Loans      Percent
  ----------------------------------------------    -------------    -----------

  San Francisco Bay Area Counties
      Santa Clara                                     $ 2,210,368         42.06%
      Alameda                                           2,054,886         39.10%
      San Francisco                                       290,125          5.52%
      San Mateo                                           244,968          4.66%
      Marin                                               105,000          2.00%
                                                    -------------    -----------
                                                        4,905,347         93.34%

  San Francisco Bay Area Adjacent Counties
      Stanislaus                                          176,085          3.35%
                                                    -------------    -----------
                                                          176,085          3.35%

  Other California Counties
      Sacramento                                           96,716          1.84%
      Shasta                                               77,472          1.47%
                                                    -------------    -----------
                                                          174,188          3.31%

  Total                                               $ 5,255,620        100.00%
                                                    =============    ===========

Statement of Condition of loans:
  Number of Loans in Foreclosure                                0

     Scheduled maturity dates of secured loans as of December 31, 2003 are as follows:

                          Year Ending
                         December 31,
                   --------------------------

                             2004                   $   503,556
                             2005                       958,209
                             2006                        96,716
                             2007                     3,258,681
                             2008                        46,387
                          Thereafter                    392,071
                                                   ------------
                                                    $ 5,255,620
                                                   ============

     The Partnership's largest loan in the principal amount of $2,103,300 represents 40.02% of outstanding secured loans and 31.76% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans. In this instance all of these factors affected this loan. Chief among them was a restructure of two loans with outstanding principal plus accrued interest, late fees and advances into one new loan with an outstanding balance of $2,103,300.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at December 31, 2003 and 2002. The borrower accounted for approximately 58% and 62% of the loan balances at such dates. This borrower has two loans secured by separate properties in the principal amounts of $2,103,000 and $956,800 as of December 31, 2003.

     The scheduled maturities for 2004 include three loans for $253,556, representing 4.82% of the secured loan portfolio, past maturity at December 31, 2003. Additionally, one loan for $96,716 (1.84% of the secured loan portfolio) was categorized as impaired. The Partnership occasionally allows borrowers to continue to make the regular interest payments on debt past maturity for periods of time. In many instances the interest rate on these past maturity loans is higher than currently existing interest rates. Interest payments on these loans were current, except for one impaired loan where repayment was delinquent over 90 days.


Item 2 - Properties

     The Partnership did not take back any collateral security from borrowers in 2003. During 2002, the Partnership took back one piece of real estate collateral through foreclosure. The Partnership, together with other partnerships, all affiliates of the general partners, own the property. The property is a 4 unit condominium complex. During the year 2003, renovation work was completed and the property was placed on the market for sale. A purchase offer was accepted and the escrow closed in March, 2004. As of December 31, 2003, the carrying value of this property was $454,862 and the Partnership sustained a loss of approximately $15,000, which had been anticipated and reserved for.

     The Partnership also owns, through previous foreclosures, two other properties; a commercial property and an undeveloped land parcel. The land is located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment in the land at December 31, 2003 is $130,125. Currently the Partnership is negotiating a sale with an interested buyer. The general partners believe that the property is worth considerably more than its net investment.

     The second property is a commercial property located in Walnut Creek, California. The property is currently pending sale. Management has set aside loss reserves in the amount of $784,191, which they believe are adequate in amount to cover anticipated losses.


Item 3 - Legal Proceedings

     In the normal course of business, the Partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust. None of these actions would typically be of any material importance. As of the date hereof, the Partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.


Item 4 - Submission of Matters to a Vote of Security Holders (Partners)

     No matters have been submitted to a vote of the Partnership.

                                     Part II


     Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters

     120,000 Units at $100 each (minimum 20 Units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in Part I item 1). All Units were sold to California residents. Investors have the option of withdrawing earnings on a monthly, quarterly or annual basis or having their earnings retained in the Partnership. Limited partners may withdraw from the Partnership in accordance with the terms of the partnership agreement subject to early withdrawal penalties. There is no established public trading market for the Units. As of December 31, 2003, 418 limited partners had a capital balance of $6,586,482.

     A description of the Partnership's Units, transfer restrictions, and withdrawal provisions is more fully described under the section entitled "Description of Units" and "Summary of the Limited Partnership Agreement", pages 38-42 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated by reference.


Item 6 - Selected Financial Data

     Redwood Mortgage Investors VI began operations in October, 1987. Its financial condition and results of operation as of and for the five years ended December 31, 2003 were:

                                 Balance Sheets

                                                                              December 31,
                                               --------------------------------------------------------------------------

                                                   2003            2002            2001           2000           1999
                                               ------------    ------------    ------------   ------------   ------------
Cash                                            $    32,160     $   341,127     $   190,414    $   354,860    $ 1,120,295

Loans
    Loans, secured by deeds of trust              5,255,620       5,183,100       4,970,433      5,570,576      5,282,773
    Loans, unsecured                                242,462         223,697          82,362         82,362              -

Interest and other receivables
    Accrued interest and late fees                   54,562          61,384         797,105        664,292        706,841

    Advances on loans                                 4,091          31,007         197,946        133,647        137,930

Less allowances for loan losses                   (279,865)       (275,294)       (370,612)      (261,452)      (303,249)
Note receivable - Redwood Mortgage Corp                   -               -         178,200        125,000        300,000
Real estate held for sale, net                    1,312,773       1,234,541       1,093,503        767,583        133,300

Real estate owned in process                              -               -               -              -        668,132
                                               ------------    ------------    ------------   ------------   ------------

      Total assets                              $ 6,621,803     $ 6,799,562     $ 7,139,351    $ 7,436,868    $ 8,046,022
                                               ============    ============    ============   ============   ============

                        Liabilities and Partners' Capital

                                                                               December 31,
                                               ------------------------------------------------------------------------------

                                                    2003            2002             2001            2000             1999
                                                ------------    ------------     ------------    ------------     ------------
Liabilities
  Accounts payable                               $    13,064     $    11,953      $    20,261     $    13,068      $         -
  Deferred interest on loans                               -               -           74,022               -           15,676
  Payable to affiliates                               12,496          14,643           35,632               -                -
                                                ------------    ------------     ------------    ------------     ------------
      Total liabilities                               25,560          26,596          129,915          13,068           15,676
                                                ------------    ------------     ------------    ------------     ------------

Partners' capital
  Limited partners' capital, subject to
    Redemption                                     6,586,482       6,763,200        6,999,670       7,414,034        8,020,580
  General partners' capital                            9,761           9,766            9,766           9,766            9,766
                                                ------------    ------------     ------------    ------------     ------------

      Total partners' capital                      6,596,243       6,772,966        7,009,436       7,423,800        8,030,346
                                                ------------    ------------     ------------    ------------     ------------

      Total liabilities and partners' capital    $ 6,621,803     $ 6,799,562      $ 7,139,351     $ 7,436,868      $ 8,046,022
                                                ============    ============     ============    ============     ============

                              Statements of Income

                                                    2003            2002             2001            2000             1999
                                                ------------    ------------     ------------    ------------     ------------
Gross revenue                                    $   491,640     $   574,171      $   735,900     $   785,209      $ 1,086,317
Expenses                                             158,524         204,188          309,249         307,280          565,408
                                                ------------    ------------     ------------    ------------     ------------
Net income                                       $   333,116     $   369,983      $   426,651     $   477,929      $   520,909
                                                ============    ============     ============    ============     ============

Net income:   to general partners (1%)           $     3,331     $     3,700      $     4,266     $     4,779      $     5,209
              to limited partners (99%)              329,785         366,283          422,385         473,150          515,700
                                                ------------    ------------     ------------    ------------     ------------

                                                 $   333,116     $   369,983      $   426,651     $   477,929      $   520,909
                                                ============    ============     ============    ============     ============
Net income per $1,000 invested by limited
  partners for entire period:
    - where income is reinvested and
        compounded                               $        50     $        54      $        59     $       62       $        62
                                                ============    ============     ============    ============     ============

     - where partner receives income in
        monthly distributions                    $        49     $        53      $        58     $       61       $        61
                                                ============    ============     ============    ============     ============

     The annualized yield, when income is compounded and retained for 1999 was 6.24%, for 2000 the annualized yield was 6.22%, for 2001 the annualized yield was 5.95%, for 2002 the annualized yield was 5.40%, and for 2003 the annualized yield was 5.00%. The annualized yield, when income is distributed monthly for 1999 was 6.07%, for 2000 the annualized yield was 6.05%, for 2001 the annualized yield was 5.79%, for 2002 the annualized yield was 5.27% and for 2003 the annualized yield was 4.89%. The average annualized yield, when income is compounded and retained, from inception through December 31, 2003 was 6.92%. The average annualized yield, when income is distributed monthly, from inception through December 31, 2003 was 6.71%.

     Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At December 31, 2003, there were three real properties all acquired through foreclosure, one in 2002 and the other two in prior years.

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

Related Parties.

     The general  partners of the Partnership are Gymno  Corporation and Michael
R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partners, which arranges, services and maintains the loan portfolio for the benefit of the Partnership. The fees received by the affiliate are paid pursuant to the partnership agreement and are determined at the sole discretion of the affiliate. In the past the affiliate has elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the years ended December 31, 2001, 2002 and 2003, loan brokerage commissions paid by the borrowers were $46,581, $22,611 and $42,407, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $41,406, $138,851 and $48,759 were incurred for the years ended December 31, 2001, 2002 and 2003, respectively.

     These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the Partnership, then net income would have been reduced by approximately $24,500 in 2003. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the Partnership's agreement directly impacts the yield to the limited partners.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $9,115, 8,677 and $8,427 were incurred by the Partnership for the years ended December 31, 2001, 2002 and 2003, respectively.

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

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2002 and 2003, a general partner, Gymno Corporation, had contributed $9,772 as capital in accordance with
Section 4.02(a) of the partnership agreement.

Results of Operations - For the years ended December 31, 2001, 2002 and 2003

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

     The net income decrease of $36,867 (10%) for the year ended December 31, 2003 versus December 31, 2002 was due primarily to a decrease in interest earned on loans of $97,048, a decrease in interest-interest bearing accounts of $2,067, a decrease in interest on promissory note of $7,128, and an increase in late fee and other fees of $23,712; offset by significant expense increases or
(decreases) for the year ended December 31, 2003 including a decrease in mortgage servicing fees of $90,092, a decrease in clerical cost of $5,833, an increase in the provision for losses on loans and real estate acquired through foreclosure of $10,449, an increase in professional fees of $6,143 and an increase in other expenses of $33,919.

     The decrease in interest on loans of $97,048 for the year ended December 31, 2003 was due to a lower interest rates on new loans made to replace loan payoff and non-receipt of additional interest on impaired loans in 2003 versus $51,404 of additional interest collected on impaired loans in 2002. The increase in interest on loans of $40,515 for the year ended December 31, 2002 versus 2001 was due to a slightly higher average loan portfolio balance, which was $5,183,100 at December 31, 2002 compared to the December 31, 2001 balance of $4,970,433. Also, in 2002 the Partnership collected interest on impaired loans that paid-off in 2002. The decrease in interest on loans of $85,613 for the year ended December 31, 2001 versus 2000 was due to lower average loan portfolio balance of $4,970,433 at December 31, 2001 compared to $5,570,576 at December 31, 2000. During 2001 $513,795 fewer loans were written than in 2000 and loan pay-offs increased by $489,497 in 2001, over the 2000 total of $2,058,681. No interest on impaired loans was collected during 2001.

     The decrease in interest-interest bearing accounts of $4,094, $7,780 and $2,067 for the years ended December 31, 2001, 2002 and 2003, respectively, is due to lower interest rates being earned on interest bearing accounts and less money held in interest bearing accounts.

     The decrease of $11,179 in interest on promissory notes for 2001 versus 2000 is due to lower average note balance outstanding in 2001. The increase of $2,216 in interest on promissory note for 2002 versus 2001 is due to a higher average note balance outstanding in 2002 versus 2001. The decrease in interest on promissory note of $7,128 for 2003 versus 2002 is due to the promissory note being paid in full in 2002, therefore no interest was due.

     The increase in mortgage servicer subsidy of $53,200 in 2001 versus 2000 is due to an increased subsidy by the mortgage servicer in 2001. The decrease in mortgage servicer subsidy of $178,200 in 2002 versus 2001 and $0 in 2003 is due to no subsidy being provided by the mortgage servicer in 2002 and 2003.

     The decrease in late charge revenue of $1,623 and $18,480 for the years ended December 31, 2001 and 2002 reflects less collection of past due borrower payments and less delinquency. The increase in late charge revenue of $23,712 in 2003 versus 2002 is due primarily to collection of late charges on an advance of $16,424, and late charges of $4,850 on a loan paid-off in 2003.

     Professional fees decreased by $5,596 in 2001 but increased by $11,594 in 2002 and by $6,143 in 2003. The fluctuations relate mainly to the increased costs and timing of services for audits, and tax filing.

     The decrease in mortgage servicing fees of $7,150 for the year ended December 31, 2001 is primarily attributable to the lower average loan portfolio balances during 2001. The increase in mortgage servicing fees of $97,445 in 2002 is due to the collection of previously past due payments on impaired loans, which were collected in 2002. The Partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans. Rather, servicing fees are incurred as borrower payments are received. The decrease in mortgage servicing fees of $90,092 in 2003 is due to no collection of interest on impaired loans and lower average loan portfolio balances during 2003. These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the Partnership, then net income would have been reduced by approximately $24,500 in 2003. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the Partnership's agreement directly impacts the yield to the limited partners.

     The increase of $7,609 in provision for losses on loans and real estate acquired through foreclosure for the year ended December 31, 2001 versus 2000 reflects the general partners' estimate that reserves needed to be increased to cover anticipated losses. The decrease of $206,900 in provision for losses on loans and real estate acquired through foreclosure for the year ended December 31, 2002 versus 2001 reflects the general partners' estimate that the existing reserves were adequate as complemented by a guarantee received from Redwood Mortgage Corp. relating to the collectibility of certain Partnership loans. The increase in provision for losses by $10,449 in 2003 is an additional allowance against potential loan losses, which could occur in the future.

     The decrease in asset management fees of $665 (6.80%), $438 (4.81%) and $250 (2.88%) for 2001, 2002 and 2003, respectively, is due to a decrease in capital under management in 2001, 2002 and 2003.

     The increase in clerical costs of $8,509 (43.31%) in 2001, but decreases of $5,284 (18.77%) and $5,833 (25.50%) for 2002 and 2003, respectively, are due primarily to a decrease in the Partnership size.

     As of September 2, 1989, the Partnership had sold 97,725.94 limited partner Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On December 31, 2003, the Partnership's net capital totaled $6,596,243.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding for the years ended December 31, 2001, 2002 and 2003 were $4,970,433, $5,183,100 and $5,255,620, respectively. The average loan balances over this time period has remained relatively stable as the Partnership utilized loan payoffs to meet limited partner capital liquidations and make additional loans. During the years 2001, 2002 and 2003, loan principal collections exceeded limited partner liquidations.

     Since January 2001 and through December 31, 2003, the Federal Reserve has reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot at this time predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed at rates similar to those during 2003. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace these loans with loans at somewhat lower interest rates. Based upon the rates expected in connection with the existing loans, anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate, but do not guarantee, that the annualized yield for compounding limited partners will range between 4.75% and 5.00% for the year 2004.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, loan loss reserves are increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003 the economy has stabilized, but is still stagnant. At December 31, 2003 the Partnership had one loan past due 90 days or more totaling $144,335. This loan past due 90 days or more is also past maturity. In addition to the one 90 day or more delinquent loan the Partnership has two loans which are making current monthly payments but are past maturity. These two loans past maturity have principal balances of $109,221. In addition to the above, the Partnership considers one loan to be impaired, which means that interest is no longer being accrued and that payments received will be applied to reduce the outstanding loan balances, including accrued interest and advances. The principal balance of the impaired loan is $96,716. The Partnership does not have any filed notices of default, which would begin the foreclosure process at December 31, 2003. The Partnership entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on two loans totaling $176,068 (3.35% of the loan portfolio) as of December 31, 2003. These borrowers in workout agreements are included in the delinquent and past matured loans. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The delinquencies and workout agreements existing at December 31, 2003, in management's opinion, do not have a material effect on our results of operations or liquidity. These workouts and delinquencies have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     As of December 31, 2001, 2002 and 2003, the Partnership's real estate held for sale balance was $1,093,503, $1,234,541 and $1,312,773, respectively. The increase in 2003 was due to improvements made to these properties. The Partnership did not take back any collateral security from borrowers in 2003. During 2002, the Partnership took back one piece of real estate collateral through foreclosure. The Partnership, together with other partnerships, all affiliates of the general partners, own the property. The property is a 4 unit condominium complex. During the year 2003, renovation work was completed and the property was placed on the market for sale. A purchase offer was accepted and the escrow closed in March, 2004. As of December 31, 2003, the carrying value of this property was $454,862 and in March of 2004, upon sale the Partnership sustained a loss of approximately $12,400, which had been anticipated and reserved for.

     The Partnership also owns, through previous foreclosures, two other properties; a commercial property and the other land. The land is located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment in the land at December 31, 2003 is $130,125. Currently the Partnership is negotiating a sale with an interested buyer. The general partners believe that the property is worth considerably more than its net investment.

     The second property is a commercial property located in Walnut Creek, California. At December 31,2003, the cost of this property was $1,511,887. The property is currently pending sale. Management has set aside loss reserves of $784,191, which they believe are adequate in amount to cover anticipated losses.

     Management provided $201,036, ($5,864) and $4,585 as provision (recoveries) for loan losses for the years ended December 31, 2001, 2002 and 2003, respectively. The increase in the provision for loan losses for 2001 and 2003 was to build up for the allowance for potential losses in the future. During 2002 the allowance for loan losses was reduced based on management's revised estimate of potential losses based in part on a guarantee received from Redwood Mortgage Corp. relating to the collectibility of certain Partnership loans. As of December 31, 2003, there is a collateral shortfall on these loans ranging from approximately $191,000 to $337,000 that has not been reserved for. Management believes that the allowance for loan losses at December 31, 2003 is adequate.

     The Partnership may restructure loans. This is done either through the modification of an existing loan or by re-writing a whole new loan. It could involve, among other conditions, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate, granting an additional loan.

     In 2002, the Partnership restructured four previously impaired loans into two new loans with a lower interest rate. The amount restructured was $3,060,100. As of December 31, 2003, there is a collateral shortfall on the restructured loans ranging from approximately $194,000 to $337,000 that has not been reserved for. Redwood Mortgage Corp. has guaranteed to cover losses sustained by the Partnership related to these restructured loans to the extent such losses exceed existing reserves, as defined in the agreement, and related collateral value.

Borrower Liquidity and Capital Resources.

     The Partnership relies upon loan payoffs and borrowers' mortgage payments for the source of funds for loans. Recently, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership. If interest rates were to increase substantially, the yield of the Partnership's loans may provide lower yields than other comparable debt-related investments. Additionally, since the Partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the Partnership could see significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest may cause a dilution of the Partnership's yield on loans, thereby lowering the Partnership's overall yield to the limited partners. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow exceeds Partnership expenses and earnings requirements. Cash is constantly being generated from borrower interest payments, late charges, amortization of loan principal and loan payoffs. Currently, cash flow exceeds Partnership expenses, earnings and limited partner capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and in other Partnership business.

     At the time of subscription to the Partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the Partnership, or to compound earnings in their capital account. If you initially elect to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. Earnings allocable to limited partners who elect to compound earnings in their capital account, will be retained by the Partnership for making further loans or for other proper Partnership purposes, and such amounts will be added to such limited partners' capital accounts.

     For the years ended December 31, 2001, 2002 and 2003, the Partnership made distributions of earnings to limited partners of $164,787, $130,296 and $115,254, respectively. Distribution of earnings to limited partners for the years ended December 31, 2001, 2002 and 2003, to limited partners' capital accounts and not withdrawn, was $257,598, $235,987 and $214,530, respectively. As of December 31, 2001, 2002 and 2003, limited partners electing to withdraw earnings represented 37%, 35% and 35%, respectively, of the limited partners outstanding capital accounts. These percentages have remained relatively stable.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of Partnership Agreement). For the years ended December 31, 2001, 2002 and 2003, $187,804, $78,674 and $93,770, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2001, 2002 and 2003, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 2001, 2002 and 2003, $484,158, $393,784 and $297,479, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides.

     Actual liquidation of both capital and earnings for the three years ended December 31, 2003 were:

                            Years ended December 31,

                               2001              2002               2003
                           -------------     -------------      ------------
    Earnings                  $  164,787        $  130,296        $  115,254
    Capital                     *671,962          *472,457           391,249
                           -------------     -------------      ------------
    Total                     $  836,749        $  602,753        $  506,503
                           =============     =============      ============

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

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of December 31, 2003, approximately 93.34%, ($4,905,347) of the loans held by the Partnership were in five San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States economy, which includes lower earnings, losses and layoffs.

     Recently the national and Northern California economies seem to be improving. Job creation remains a concern, as little job creation seems to be evident. The partnership makes loans primarily in Northern California and real estate values of residential, commercial, multi-family properties and land are of particular interest to the partnership. Real estate is the primary security for the partnership's loans.

     The residential real estate market in California continues to appreciate. The Office of Federal Housing Enterprise Oversight reported that the state average home prices rose 13.8% in 2003. Southern California home price appreciation outpaced Northern California home price appreciation. Yet even Santa Clara County had positive price appreciation in 2003. The residential market is not all positive. The luxury home market in the San Francisco Bay Area is still well below values posted in 1999 and 2000. The strong residential real estate outlook implies that collateral values behind the partnership's loans should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate.

     While the residential market outlook remains strong overall the commercial real estate market is not as strong.

     Commercial property values are chiefly tied to the income a property can produce. Vacancies in office properties since 2000 have risen sharply in the San Francisco Bay Area. In the fourth quarter of 2003 both BT Commercial Real Estate and Cornish and Carey Commercial/Oncor International reported declines in San Francisco peninsula office vacancies. Each reported about 1% declines to about 27.3%. Colliers International reported a decline in San Francisco office vacancy in the fourth quarter of 2003 from 17.3% to 16.9%. Rents have also continued to fall and in San Francisco the average is $29.31, which is down from $30.04 at the start of 2003. These statistics seem to indicate that the commercial rental market is stabilizing but that existing vacancies will take a long time to fill. Commercial real estate values have decreased but lowered capitalization rates have helped keep commercial property from large value reductions. The decrease in vacancies could mean improved cash flows for owners, which translates into improved debt service abilities.

     As of December 31, 2003, the Partnership had an average loan to value ratio based on appraised values and prior liens as of the date the loan was made of 78.87%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal of prior liens through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, and loans held in the Partnership's portfolio as of December 31, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair values as of December 31, 2003:

                                  2004         2005        2006         2007         2008      Thereafter      Total
                                -------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts            $  2,311                                                                  $    2,311
Average interest rate               0.99%                                                                       0.99%
Loans secured by deeds
   of trust                      $503,556     958,209     96,716     3,258,681      46,387      392,071    $5,255,620
Average interest rate              10.24%       9.69%      6.50%         7.68%      10.00%        9.09%         7.78%


Market Risk.

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans (100% as of December 31, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

     The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.


PORTFOLIO REVIEW - For the years ended December 31, 2001, 2002 and 2003.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2001, 2002 and 2003 the Partnership's loans secured by real property collateral in five of the San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda and Marin) represented $3,855,721 (77.57%), $4,588,023 (88.52%), and $4,905,347 (93.34%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     The following table sets forth the distribution of loans held by the Partnership by property type for the years ended December 31, 2001, 2002 and 2003:

                                                                           December 31,
                                     ---------------------------------------------------------------------------------------
                                               2001                           2002                           2003
                                     --------------------------    ---------------------------    --------------------------

Single-family homes (1-4 units)
   - owner occupied                    $  741,154        14.91%       $  749,707        14.47%      $  640,000        12.18%
Single-family homes (1-4 units)
   - non-owner occupied                   181,952         3.66%           74,674         1.44%         865,710        16.47%
Apartments (over 4 units)                 562,015        11.31%          566,600        10.93%         136,841         2.60%
Commercial                              3,154,562        63.47%        3,792,119        73.16%       3,613,069        68.75%
Land                                      330,750         6.65%                -             -               -             -
                                     ------------    ----------    -------------    ----------    ------------   -----------

          Total                        $4,970,433       100.00%       $5,183,100       100.00%      $5,255,620       100.00%
                                     ============    ==========    =============    ==========    ============   ===========


     As of December 31, 2003, the Partnership held 16 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the secured loans held by the Partnership as of December 31, 2003.

        PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF SECURED LOANS
                             As of December 31, 2003

                                                              # of Loans       Amount          Percent
                                                             ------------   ------------     ----------

          1st Mortgages                                                8     $ 3,983,032         75.79%
          2nd Mortgages                                                8       1,272,588         24.21%
                                                             ============   =============    ==========
                Total                                                 16     $ 5,255,620        100.00%

          Maturing in 2004                                             4     $   503,556          9.58%
          Maturing in 2005                                             4         958,209         18.23%
          Maturing in 2006                                             1          96,716          1.84%
          Maturing after 12/31/06                                      7       3,697,139         70.35%
                                                             ============   =============    ==========
                Total                                                 16     $ 5,255,620        100.00%

          Average Secured Loan                                               $   328,476          6.25%
          Largest Secured Loan                                                 2,103,300         40.02%
          Smallest Secured Loan                                                   31,736          0.60%
          Average Loan-to-Value based upon appraisals
            and prior liens at time of loan                                                      78.87%


     The Partnership's largest loan in the principal amount of $2,103,300 represents 40.02% of outstanding secured loans and 31.76% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans. In this instance all of these factors affected this loan. Chief among them was a restructure of two loans with outstanding principal plus accrued interest, late fees and advances into one new loan with an outstanding balance of $2,103,300.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at December 31, 2003 and 2002. The borrower accounted for approximately 58% and 62% of the loan balances at such dates. This borrower has two loans secured by separate properties in the principal amounts of $2,103,000 and $956,800 as of December 31, 2003.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 2003 the general partners have determined that the allowance for loan losses of $279,865 (4.24% of net assets) and the allowance for real estate held for sale of $784,191 (11.89% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of December 31, 2003, one loan was delinquent over 90 days amounting to $144,335.

     The Partnership also makes loans requiring periodic disbursements of funds. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed at simple interest method and only on the amounts disbursed on a daily basis. As of December 31, 2003 there was one such loan.

     A summary of the status of the partnership's loan, which are periodically disbursed as of December 31, 2003, is set forth below:

                                 Complete Construction       Rehabilitation
                                -----------------------     -----------------

        Disbursed funds              $         0              $   163,086
        Undisbursed funds            $         0              $     3,619


Item 8 - Financial Statements and Supplementary Data

A - Financial Statements

     The following financial statements of Redwood Mortgage Investors VI are included in Item 8:

  o  Independent Auditors' Report
  o  Balance Sheets - December 31, 2003, and December 31, 2002
  o  Statements of Income for the years ended December 31, 2003, 2002 and 2001
  o Statements of Changes in Partners' Capital for the years ended December 31, 2003, 2002 and 2001
  o  Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
  o  Notes to Financial Statements

B - Financial Statement Schedules

     The following financial statement schedules of Redwood Mortgage Investors VI are included in Item 8:

  o  Schedule II  - Valuation and Qualifying Accounts
  o  Schedule IV - Mortgage Loans on Real Estate

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2003

       TABLE OF CONTENTS                                       Page No.
                                                              ---------

       Independent Auditors' Report                              21

       Balance Sheets                                            22

       Statements of Income                                      23

       Statements of Changes in Partners' Capital                24

       Statements of Cash Flows                                  25

       Notes to Financial Statements                             26

       Supplemental Schedules

             Schedule II - Valuation and Qualifying Accounts     36

             Schedule IV - Mortgage Loans on Real Estate         37

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                         12667 Alcosta Blvd., Suite 500
                               San Ramon, CA 94583
                                 (925) 790-2600




                          INDEPENDENT AUDITORS' REPORT



To the Partners
Redwood Mortgage Investors VI
Redwood City, California

     We have audited the accompanying balance sheets of Redwood Mortgage Investors VI (a California limited partnership) as of December 31, 2003 and 2002 and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VI as of December 31, 2003 and 2002, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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



                                                  ARMANINO McKENNA LLP


San Ramon, California
February 13, 2004

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                     ASSETS

                                                                                             2003          2002
                                                                                         ------------  ------------

  Cash and cash equivalents                                                               $    32,160   $   341,127
                                                                                         ------------  ------------

  Loans
     Loans, secured by deeds of trust                                                       5,255,620     5,183,100
     Loans, unsecured, net of discount of $112,587 and $131,352 in 2003
       and 2002, respectively                                                                 242,462       223,697
     Allowance for loan losses                                                              (279,865)     (275,294)
                                                                                         ------------  ------------
       Net loans                                                                            5,218,217     5,131,503
                                                                                         ------------  ------------

  Interest and other receivables
     Accrued interest and late fees                                                            54,562        61,384
     Advances on loans                                                                          4,091        31,007
                                                                                         ------------  ------------
       Total interest and other receivables                                                    58,653        92,391
                                                                                         ------------  ------------

  Real estate held for sale, net                                                            1,312,773     1,234,541
                                                                                         ------------  ------------

       Total assets                                                                       $ 6,621,803   $ 6,799,562
                                                                                         ============  ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable                                                                       $    13,064   $    11,953
   Payable to affiliate                                                                        12,496        14,643
                                                                                         ------------  ------------
     Total liabilities                                                                         25,560        26,596
                                                                                         ------------  ------------

Partners' capital
   Limited partners' capital, subject to redemption                                         6,586,482     6,763,200
   General partners' capital                                                                    9,761         9,766
                                                                                         ------------  ------------
     Total partners' capital                                                                6,596,243     6,772,966
                                                                                         ------------  ------------

     Total liabilities and  partners' capital                                             $ 6,621,803   $ 6,799,562
                                                                                         ============  ============





     The accompanying notes are an integral part of these financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                             2003           2002           2001
                                                                         ------------   ------------    ------------
   Revenues
      Interest on loans                                                     $ 455,850      $ 552,898       $ 512,383
      Interest - interest bearing accounts                                      3,080          5,147          12,927
      Interest on promissory note                                                   -          7,128           4,912
      Late fees, prepayment penalties and fees                                 32,710          8,998          27,478
      Mortgage servicer subsidy                                                     -              -         178,200
                                                                         ------------   ------------    ------------
                                                                              491,640        574,171         735,900
                                                                         ------------   ------------    ------------

   Expenses
      Mortgage servicing fees                                                  48,759        138,851          41,406
      Asset management fees                                                     8,427          8,677           9,115
      Clerical costs from Redwood Mortgage Corp.                               17,039         22,872          28,156
      Provisions for (recovery of) losses on loans and real estate              4,585        (5,864)         201,036
      Professional services                                                    37,603         31,460          19,866
      Other                                                                    42,111          8,192           9,670
                                                                         ------------   ------------    ------------
                                                                              158,524        204,188         309,249
                                                                         ------------   ------------    ------------

   Net income                                                               $ 333,116      $ 369,983       $ 426,651
                                                                         ============   ============    ============

   Net income
      General partners (1%)                                                 $   3,331      $   3,700       $   4,266
      Limited partners (99%)                                                  329,785        366,283         422,385
                                                                         ------------   ------------    ------------

                                                                            $ 333,116      $ 369,983       $ 426,651
                                                                         ============   ============    ============

   Net income per $1,000 invested by limited partners for entire period
      Where income is reinvested and compounded                             $      50      $      54       $      59
      Where partner receives income in monthly distributions                $      49      $      53       $      58





     The accompanying notes are an integral part of these financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                          Limited       General
                                         Partners       Partners       Total
                                        -----------   -----------   -----------

    Balances at December 31, 2000        $7,414,034    $    9,766    $7,423,800

       Net income                           422,385         4,266       426,651

       Early withdrawal penalties          (15,024)             -      (15,024)

       Partners' withdrawals              (821,725)       (4,266)     (825,991)
                                        -----------   -----------   -----------

    Balances at December 31, 2001         6,999,670         9,766     7,009,436

       Net income                           366,283         3,700       369,983

       Early withdrawal penalties           (6,287)             -       (6,287)

       Partners' withdrawals              (596,466)       (3,700)     (600,166)
                                        -----------   -----------   -----------

    Balances at December 31, 2002         6,763,200         9,766     6,772,966

       Net income                           329,785         3,331       333,116

       Early withdrawal penalties           (7,502)             -       (7,502)

       Partners' withdrawals              (499,001)       (3,336)     (502,337)
                                        -----------   -----------   -----------

    Balances at December 31, 2003        $6,586,482    $    9,761    $6,596,243
                                        ===========   ===========   ===========




     The accompanying notes are an integral part of these financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                            2003             2002            2001
                                                                        -------------    -------------   ------------
Cash flows from operating activities
   Net income                                                             $   333,116      $   369,983     $  426,651
   Adjustments to reconcile net income to
     net cash provided by operating activities
     Provision (recovery) for loan losses and real estate                       4,585          (5,864)        201,036
     Early withdrawal penalties credited to income                            (7,502)          (6,287)       (15,024)
     Discount on unsecured loans                                             (18,765)                -              -
     Mortgage servicer subsidy                                                      -                -      (178,200)
     Change in operating assets and liabilities
        Loans, unsecured                                                            -           82,362              -
        Accrued interest and late fees                                          6,822        (162,674)      (168,444)
        Advances on loans                                                      26,916           74,251       (28,667)
        Accounts payable                                                        1,111          (8,308)          7,192
        Payable to affiliate                                                  (2,147)         (20,989)         35,632
        Deferred interest                                                           -         (74,022)         74,022
                                                                        -------------    -------------   ------------
Net cash provided by operating activities                                     344,136          248,452        354,198
                                                                        -------------    -------------   ------------

Cash flows from investing activities
   Principal collected on loans                                             1,564,808        1,265,798      2,548,178
   Loans originated                                                       (1,637,342)        (900,418)    (1,838,265)
   Note receivable payments                                                         -          178,200        125,000
   Payments on real estate held for sale                                     (78,232)         (41,153)      (588,438)
   Proceeds from disposition of real estate                                         -                -         60,872
                                                                        -------------    -------------   ------------
Net cash provided by (used in) investing activities                         (150,766)          502,427        307,347
                                                                        -------------    -------------   ------------

Cash flows from financing activities
   Partners' withdrawals                                                    (502,337)        (600,166)      (825,991)
                                                                        -------------    -------------   ------------

Net increase (decrease) in cash and cash equivalents                        (308,967)          150,713      (164,446)

Cash and cash equivalents at beginning of year                                341,127          190,414        354,860
                                                                        -------------    -------------   ------------

Cash and cash equivalents at end of year                                  $    32,160      $   341,127     $  190,414
                                                                        =============    =============   ============



     The accompanying notes are an integral part of these financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


1.     Organization and General

     Redwood Mortgage Investors VI (the "Partnership"), a California Limited Partnership, was organized in 1987. The general partners are Michael R. Burwell, an individual, and Gymno Corporation, a California corporation. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners.

     The Partnership is scheduled to terminate on December 31, 2027, unless sooner terminated as provided in the partnership agreement.


2.     Summary of Significant Accounting Policies

       Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.

       Loans, secured by deeds of trust

     Loans generally are stated at their outstanding unpaid principal balance with interest thereon being accrued by the effective interest method.

     If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, and the shortfall in the amounts due are not insignificant, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan's effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

     If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. At December 31, 2003 and 2002, loans categorized as impaired by the Partnership totaled $96,716, with a reduction in the carrying value of the impaired loans of $14,596, and $6,620, respectively. The reduction in the carrying value of the impaired loans is included in the allowance for loan losses. The impaired loans have accrued interest, late charges and advances totaling $7,977 and $10,973 at December 31, 2003 and 2002. The average recorded investment in the impaired loans was $96,716, $1,282,304 and $2,468,698 for the three years ended 2003, 2002 and 2001, respectively.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


2.     Summary of Significant Accounting Policies (continued)

       Loans, secured by deeds of trust (continued)

     At December 31, 2003 and 2002, the Partnership had one and two loans past due 90 days or more totaling $144,335 and $207,648, respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans. At December 31, 2003 and 2002, as presented in Note 9, the average loan to appraised value of security at the time the loans were consummated was 78.87% and 79.68%, respectively. When loans are considered impaired, the allowance for loan losses is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

     During 2002, the Partnership restructured four previously impaired loans into two new loans with a lower interest rate. The amount restructured was $3,060,100. As of December 31, 2003, there is a collateral shortfall on the restructured loans ranging from approximately $194,000 to $337,000 that has not been reserved for. Redwood Mortgage Corp. has guaranteed to cover losses sustained by the Partnership related to these restructured loans to the extent such losses exceed existing reserves, as defined in the agreement, and related collateral value.

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

     The composition of the allowance for loan losses as of December 31, 2003 and 2002 was as follows:

                                        2003              2002
                                     ------------     ------------

           Impaired loans              $   14,596       $    6,620
           Specified loans                 28,750           44,977
           Unsecured loans                236,519          223,697
                                     ------------     ------------

                                       $  279,865       $  275,294
                                     ============     ============

       Activity in the allowance for loan losses is as follows for the years ended December 31:

                                         2003           2002         2001
                                     -----------    -----------   -----------

       Beginning balance               $ 275,294      $ 370,612     $ 261,452
       Provision for loan losses           4,585          3,083       109,160
       Recoveries                              -        (8,947)             -
       Restructures / transfers                -       (48,009)             -
       Write-offs                           (14)       (41,445)             -
                                     -----------    -----------   -----------
                                       $ 279,865      $ 275,294     $ 370,612
                                     ===========    ===========   ===========

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


2.     Summary of Significant Accounting Policies (continued)

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

     The Partnership periodically compares the carrying value of real estate to expected future undiscounted cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. During 2002, the Partnership transferred $249,999 from the allowance for loan losses to the allowance for losses on real estate held for sale.

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

       Late fee revenue

     Late fees are generally charged at 6% of the monthly installment payment past due. During 2003, 2002 and 2001, late fee revenue of $7,379, $1,947, and $10,959, respectively, was recorded. The Partnership has a late fee receivable at December 31, 2003 and 2002 of $1,608 and $968, respectively.

      Recently issued accounting pronouncements

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantor's obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The implementation of FIN 45 did not have any significant effect on the Partnership.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


2.     Summary of Significant Accounting Policies (continued)

       Recently issued accounting pronouncements (continued)

     In January 2003, the FASB issued FASB Interpretation 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 is effective immediately for any variable interest entities created after January 31, 2003 and is effective beginning in the third quarter of 2003 to any variable interest entities created prior to the issuance of the interpretation. FIN 46 provides a new framework to identify variable interest entities and to determine when an entity should include the assets, liabilities, non-controlling interests and the results of activities of a variable interest entity in its financial statements. The implementation of FIN 46 did not have any significant effect on the Partnership.

     In December 2003, the American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position 03-03, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer"(SOP 03-3). SOP 03-03 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The implementation of SOP 03-03 is not anticipated to have any significant effect on the Partnership.


3.     Other Partnership Provisions

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

     The approval of all the limited partners is required to elect a new general partner to continue the Partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

       Election to receive monthly, quarterly or annual distributions

     At subscription, investors elected to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor's election to have cash distributions is irrevocable.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


3.    Other Partnership Provisions continued)

      Profits and losses

     Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

      Liquidity, capital withdrawals and early withdrawals

     There are substantial restrictions on transferability of Partnership units and accordingly an investment in the Partnership is non-liquid. Limited partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Partnership units.

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


4.    General Partners and Related Parties

     The following are commissions and fees that are paid to the general partners and affiliates:

      Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. In 2003, 2002 and 2001, loan brokerage commissions paid by the borrowers were $42,407, $22,611, and $46,581, respectively.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


4.     General Partners and Related Parties (continued)

       Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $48,759, $138,851, and $41,406, were incurred for 2003, 2002 and 2001, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $12,496 and $14,643 at December 31, 2003 and 2002, respectively.

       Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Asset management fees of $8,427, $8,677, and $9,115 were incurred for 2003, 2002 and 2001, respectively.

       Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. These fees are incurred by the borrowers and paid to parties related to the general partners.

       Operating expenses

     The general partners or their affiliate, Redwood Mortgage Corp., are reimbursed by the Partnership for all operating expenses incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2003, 2002 and 2001, operating expenses totaling $17,039, $22,872 and $28,156, respectively, were reimbursed to Redwood Mortgage Corp.


5.     Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of December 31, 2003 and 2002:

                                                 2003             2002
                                             ------------     ------------

      Costs of properties                     $ 2,096,964      $ 2,018,732
      Reduction in value                        (784,191)        (784,191)
                                             ------------     ------------

         Real estate held for sale, net       $ 1,312,773      $ 1,234,541
                                             ============     ============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


6.    Income Taxes

     The following reflects a reconciliation of partners' capital reflected in the financial statements to the tax basis of Partnership capital:

                                                      2003             2002
                                                  ------------     ------------

   Partners' capital per financial statements      $ 6,596,243      $ 6,772,966
   Allowance for loan losses and real estate         1,064,056        1,059,485
                                                  ------------     ------------

       Partners' capital tax basis                 $ 7,660,299      $ 7,832,451
                                                  ============     ============


     In 2003 and 2002, approximately 73% of taxable income was allocated to tax-exempt organizations (e.g., retirement plans). -


7.    Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash  equivalents - The carrying amount equals fair value. All
amounts,   including   interest-bearing   accounts   are  subject  to  immediate
withdrawal.

     (b) Secured loans carrying value was $5,255,620 and $5,183,100 at December 31, 2003 and 2002, respectively. The fair value of these loans of $5,019,338 and $4,862,646, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


8.           Non-cash Transactions

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


9.     Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At December 31, 2003 and 2002, there were 16 and 22 secured loans outstanding respectively, with the following characteristics:

                                                                               2003              2002
                                                                           ------------     -------------

      Number of secured loans outstanding                                            16                22
      Total secured loans outstanding                                       $ 5,255,620       $ 5,183,100

      Average secured loan outstanding                                      $   328,476       $   235,595
      Average secured loan as percent of total                                    6.25%             4.55%
      Average secured loan as percent of partners' capital                        4.98%             3.48%

      Largest secured loan outstanding                                      $ 2,103,300       $ 2,103,300
      Largest secured loan as percent of total                                   40.02%            40.58%
      Largest secured loan as percent of partners' capital                       31.89%            31.05%
      Number of counties where security is located (all California)                   8                10

      Largest percentage of secured loans in one county                          42.06%            42.67%
      Average secured loan to appraised value of security based upon
          appraisals and prior liens at time loan was consummated                78.87%            79.68%

      Number of secured loans in foreclosure                                          -                 -
      Amounts of secured loans in foreclosure                               $         -       $         -

     The following categories of secured loans were held at December 31, 2003 and 2002:

                                                                               2003              2002
                                                                           ------------     -------------

      First trust deeds                                                     $ 3,983,032       $ 4,392,120
      Second trust deeds                                                      1,272,588           790,979
                                                                           ------------     -------------
            Total loans                                                       5,255,620         5,183,100
      Prior liens due other lenders at time of loan                           2,377,041         2,779,170
                                                                           ------------     -------------

            Total debt                                                      $ 7,632,661       $ 7,962,270
                                                                           ============     =============

      Appraised property value at time of loan                              $ 9,677,215       $ 9,992,743
                                                                           ============     =============

      Total loans as a percent of appraisals based upon appraisals
           and prior liens at date of loan                                       78.87%            79.68%
                                                                           ============     =============

      Loans by type of property
         Owner occupied homes                                               $   640,000       $   749,707
         Non-owner occupied homes                                               865,710            74,674
         Apartments                                                             136,841           566,600
         Commercial                                                           3,613,069         3,792,119
                                                                           ------------     -------------

                                                                            $ 5,255,620       $ 5,183,100
                                                                           ============     =============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


9.       Asset Concentrations and Characteristics (continued)

     Scheduled maturity dates of secured loans as of December 31, 2003 are as follows:

                     Year Ending December 31,
                              2004                        $  503,556
                              2005                           958,209
                              2006                            96,716
                              2007                         3,258,681
                              2008                            46,387
                           Thereafter                        392,071
                                                        ------------
                                                          $5,255,620
                                                        ============


     The remaining scheduled maturities for 2004 include three loans totaling $253,556, which were past maturity at December 31, 2003. One of these loans was categorized as delinquent over 90 days and is included in the total of loans 90 days or more delinquent presented in Note 2.

     Cash deposits at December 31, 2003, exceeded federal insurance limits (up to $100,000 per bank) by approximately $60,000.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at December 31, 2003 and 2002. This borrower accounted for approximately 58% and 62% of the loan balances at such dates. This borrower accounted for approximately 47%, 31% and 35% of interest revenue for the years ended December 31, 2003, 2002 and 2001, respectively.


10.   Commitments and Contingencies

      Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers. The Partnership is not obligated to fund additional money as of December 31, 2003. There are two loans totaling $176,068 in workout agreements as of December 31, 2003.

      Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


11.    Selected Financial Information (Unaudited)

                                                                        Calendar Quarter
                                                     -------------------------------------------------------

                                                        First         Second         Third          Fourth         Annual
                                                     ----------     ---------      ----------     ----------     ----------
    Revenues
        2003                                           $110,453      $149,615        $107,613       $123,959       $491,640
        2002                                           $214,521      $120,559        $125,341       $113,750       $574,171
        2001                                           $143,077      $142,581        $134,603       $315,639       $735,900

    Expenses
        2003                                           $ 35,041      $ 57,724        $ 24,466       $ 41,293       $158,524
        2002                                           $116,728      $ 26,094        $ 34,988       $ 26,378       $204,188
        2001                                           $ 30,562      $ 34,253        $ 29,249       $215,185       $309,249

    Net income allocated to general partners
        2003                                           $    754      $    919        $    832       $    826       $  3,331
        2002                                           $    978      $    945        $    903       $    874       $  3,700
        2001                                           $  1,125      $  1,083        $  1,054       $  1,004       $  4,266

    Net income allocated to limited partners
        2003                                           $ 74,658      $ 90,972        $ 82,315       $ 81,840       $329,785
        2002                                           $ 96,815      $ 93,520        $ 89,450       $ 86,498       $366,283
        2001                                           $111,390      $107,245        $104,300       $ 99,450       $422,385

    Net income per $1,000 invested
    where income is reinvested
        2003                                           $     12      $     12        $     12       $     14       $     50
        2002                                           $     14      $     13        $     13       $     14       $     54
        2001                                           $     15      $     15        $     14       $     15       $     59
    where income is withdrawn
        2003                                           $     12      $     12        $     12       $     13       $     49
        2002                                           $     14      $     13        $     13       $     13       $     53
        2001                                           $     15      $     15        $     14       $     14       $     58

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                December 31, 2003


                                                           Col. C - Additions
                                            Col B     ---------------------------                      Col E
                                          Balance at     Charged      Charged to                     Balance at
                  Col A                   Beginning      to Costs       Other          Col. D          End of
               Description                of Period     & Expenses     Accounts     Deductions         Period
---------------------------------------  -----------   ------------  ------------  --------------   ------------

Year Ended December 31, 2003

  Deducted from asset accounts

   Allowance for doubtful accounts        $  275,294     $    4,585    $        -     $      (14)(a)  $  279,865

   Cumulative write-down of
    real estate held for sale (REO)          784,191              -             -               -        784,191
                                         -----------   ------------  ------------  --------------   ------------

                                          $1,059,485     $    4,585    $        -     $      (14)(a) $ 1,064,056
                                         ===========   ============  ============  ==============   ============


Note (a) - Represents write-offs of loans.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                   SCHEDULE IV
                          mortgage loans on real estate
                         rule 12-29 loans on real estate
                                December 31, 2003

             Col. B     Col. C       Col. D     Col. E        Col. F       Col. G      Col. H      Col. I      Col. J
  Col. A    Interest    Final        Period      Prior       Face Amt     Carry Amt  Principal Amt  Type     Geographic
 Descript     Rate     Maturity     Payment      Liens       Mortgage     Mortgage    Delinquent    Lien      Location
-------------------------------------------------------------------------------------------------------------------------

Apts.         6.50%    05/01/06    $    541   $   89,904   $  100,000   $   96,716   $   96,716      2nd    Sacramento
Apts.         7.00%    02/10/05         234       80,250       40,125       40,125            -      2nd    San Francisco
Comm.         9.00%    05/10/02         671            -       83,333       77,472       77,472      1st    Shasta
Comm.        10.00%    12/01/03       1,276            -      145,455      144,349      144,349      1st    Stanislaus
Comm.        10.00%    12/01/01         284      208,012       32,323       31,736       31,736      2nd    Stanislaus
Comm.        10.00%    07/01/11         997            -      109,769      107,068            -      1st    Santa Clara
Comm.         7.50%    02/28/07      13,146            -    2,103,300    2,103,300            -      1st    Santa Clara
Comm.         7.50%    02/28/07       5,980            -      956,800      956,800            -      1st    Alameda
Res.         10.25%    08/01/04       2,135      714,286      250,000      250,000            -      2nd    San Francisco
Comm.        10.50%    10/01/07       1,345            -      147,000      145,957            -      1st    San Mateo
Res.         10.50%    10/01/07         485       81,786       53,000       52,624            -      2nd    San Mateo
Res.         10.25%    12/01/05         897      465,349      105,000      105,000            -      2nd    Marin
Comm.        10.00%    03/01/08         409      186,316       46,579       46,387            -      2nd    San Mateo
Res.          8.75%    09/01/05       2,053            -      300,000      163,086            -      1st    Alameda
Res.          8.75%    01/01/09       2,242            -      285,000      285,000            -      1st    Alameda
Res.         10.00%    12/25/05       5,417      551,138      650,000      650,000            -      2nd    Alameda
                                  -------------------------------------------------------------

     Total                         $ 38,111   $2,377,041   $5,407,684   $5,255,620   $  350,273
                                  =============================================================


Notes: Loans classified as impaired had principal balances totaling $96,716. Impaired loans are defined as loans where the costs of related balances exceeds the anticipated fair value less costs to collect. Interest is no longer accrued thereon.

        Amounts reflected in column G (carrying amount of loans) represent both costs and the tax basis of the loans.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                             Schedule IV (continued)
                          mortgage loans on real estate
                         rule 12-29 loans on real estate
                                December 31, 2003


     Reconciliation of carrying amount (cost) of loans at close of periods

                                               Year ended December 31,
                                    --------------------------------------------

                                       2003             2002             2001
                                    ------------    ------------    ------------

   Balance at beginning of year      $ 5,183,100     $ 4,970,433     $ 5,570,576
                                    ------------    ------------    ------------
   Additions during period
      New loans                        1,637,342         900,418       1,838,265
      Other                                    -         920,346         109,770
                                    ------------    ------------    ------------
        Total additions                1,637,342       1,820,764       1,948,035
                                    ------------    ------------    ------------

   Deductions during period
      Collections of principal         1,564,808       1,265,798       2,548,178
      Foreclosures                             -         300,854               -
      Cost of loans sold                       -               -               -
      Amortization of premium                  -               -               -
      Other                                   14          41,445               -
                                    ------------    ------------    ------------
        Total deductions               1,564,822       1,608,097       2,548,178
                                    ------------    ------------    ------------

      Balance at close of year       $ 5,255,620     $ 5,183,100     $ 4,970,433
                                    ============    ============    ============

     Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with the partnership's independent public accountants during the years ended December 31, 2003 and 2002.

     Item 9a. - Controls and Procedures

     The partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities and Exchange Act of 1934. Based upon that evaluation, the general partners concluded that the partnership's disclosure controls and procedures were effective.

     There were no significant changes in the partnership's internal control over financial reporting during the partnership's fourth fiscal quarter and through the date of this report that have materially affected, or are likely to materially affect, the partnership's internal control over financial reporting.


                                    Part III


     Item 10 - Directors and Executive Officers of the Registrant

     The Partnership has no Officers or Directors. Rather, the activities of the Partnership are managed by the two general partners, one of whom is an individual, Michael R. Burwell. The second general partner is Gymno Corporation, a California corporation, formed in 1986. Mr. Burwell is one of the two shareholders of Gymno Corporation, a California corporation, and has a 50% interest in the corporation.

The General Partners.

     Michael R. Burwell. Michael R. Burwell, age 46, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

     Gymno Corporation. Gymno Corporation, General Partner, is a California corporation formed in 1986 for the purpose of acting as a general partner of this partnership and of other limited partnerships formed by the individual general partners. The shares in Gymno Corporation are held equally by Michael R. Burwell and the estate of D. Russell Burwell. Upon the completion of the administration of D. Russell Burwell's estate, Michael R. Burwell will have a controlling interest in Gymno Corporation. Michael R. Burwell is a director of Gymno and the director position held by D. Russell Burwell is currently vacant. Michael R. Burwell is its President, Chief Financial Officer and Secretary.

Financial Oversight by General Partners.

     The partnership does not have a board of directors or an audit committee. Accordingly, the general partners serve the equivalent function of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing the enforcing of the Code of Ethics. However, since the partnership does not have an audit committee and the general partners are not independent of the partnership, the partnership does not have an "audit committee financial expert."

Code of Ethics.

     The general partners have adopted a Code of Ethics applicable to the general partners and to any agents, employees or independent contractors engaged by the general partners to perform the functions of a principal financial officer, principal accounting officer or controller of the partnership, if any. You may obtain a copy of this Code of Ethics, without charge, upon request by calling our Investor Services Department at (650) 365-5341.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2003. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation        Description of Compensation and Services Rendered              Amount
-----------------------------------------------------------------------------------------------------------
I. Redwood Mortgage Corp.            Loan Servicing Fee for servicing loans.........................$48,759

General Partners &/or Affiliates     Asset Management Fee for managing assets........................$8,427

General Partners                     1% interest in profits..........................................$3,331

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.               Mortgage Brokerage Commissions for services in
                                     connection with the review, selection, evaluation,
                                     negotiation, and extension extension of the loans
                                     paid by the borrowers and not by the Partnership...............$42,407

Redwood Mortgage Corp.               Processing and Escrow Fees for services in
                                     connection with notary, document preparation,
                                     credit investigation, and escrow fees payable by
                                     the borrowers and not by the Partnership........................$1,044

Gymno Corporation                    Reconveyance Fee..................................................$261

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . .. . . . . . $17,039

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


Item 14 - Principal Accountant Fees and Services

     Fees for services performed for the Partnership by the principal accountant for 2003 and 2002 are as follows:

     Audit Fees The aggregate fees billed during the years ended December 31, 2003 and 2002 for professional services rendered for the audit of the Partnership's annual financial statements included in the Partnership's Annual Report on Form 10-K and review of financial statements included in the Partnership's Quarterly Reports on Form 10-Q were $32,090 and $26,919, respectively.

     Audit Related Fees There were no fees billed during the years ended December 31, 2003 and 2002 for audit-related services.

     Tax fees The aggregate fees billed for tax services for the years ended December 31, 2003 and 2002, were $2,675 and $3,969, respectively. These fees relate to professional services rendered primarily for tax compliance.

     All Other Fees There were no other fees billed during the years ended December 31, 2003 and 2002.

     All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the Partnership.

                                     Part IV


Item 15 - Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(A)  Documents filed as part of this report:

     1. The Financial Statements are listed in Part II, Item 8 under A-Financial Statements.

     2. The Financial Statement Schedules are listed in Part II, Item 8 under B-Financial Statement Schedules.

     3. Exhibits.


Exhibit No        Description of Exhibits
-----------      ---------------------------------------------------------------

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

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March, 2004.

REDWOOD MORTGAGE INVESTORS VI


By:  /S/ Michael R. Burwell
     -----------------------------------
     Michael R. Burwell, General Partner


By:  Gymno Corporation, General Partner



     By: /S/ Michael R. Burwell
         ----------------------------------------
         Michael R. Burwell, President, Secretary
         & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 30th day of March, 2004.

       Signature                       Title                         Date



/S/ Michael R. Burwell
----------------------
Michael R. Burwell                General Partner                March 30, 2004





/S/ Michael R. Burwell
----------------------
Michael R. Burwell           President, Secretary & Chief        March 30, 2004
                              Financial Officer of Gymno
                           Corporation (Principal Financial
                               and Accounting Officer);
                            Director of Gymno Corporation

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 30, 2004

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 30, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 30, 2004

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 30, 2004