Form 10-Q
period 2004-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 2004-05-17
CIK 811592

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For Quarterly Period Ended                         March 31, 2004
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

 YES       XX                                       NO
    ----------------                                 ----------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                             NO                   NOT APPLICABLE         XX
   ---------------               ---------------                 ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

Part I - Item 1.   Financial Statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                MARCH 31, 2004 and DECEMBER 31, 2003 (unaudited)

                                     ASSETS

                                                 March 31,          December 31,
                                                    2004                 2003
                                                ---------------       ----------

Cash                                               $ 567,438           $  32,160
                                                ---------------       ----------

Loans
  Loans, secured by deeds of trust                 5,095,908           5,255,620
  Loans, unsecured, net discount of
         $107,896 and $112,587 for 2004
         and 2003, respectively                      247,154             242,462
                                                ---------------       ----------
                                                   5,343,062           5,498,082
  Less allowance for loan losses                   (282,777)           (279,865)
                                                ---------------       ----------
       Net loans                                   5,060,285           5,218,217
                                                ---------------       ----------

Interest and other receivables
  Accrued interest and late fees                      66,522              54,562
  Advances on loans                                    4,103               4,091
  Receivable from affiliate                            7,337                   -
                                                ---------------       ----------
       Total interest and other receivables           77,962              58,653
                                                ---------------       ----------

Real estate held for sale, net                       857,911           1,312,773
Prepaid expenses                                       2,722                   -
                                                ---------------       ----------

       Total assets                              $ 6,566,318         $ 6,621,803
                                                ===============       ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                                $  17,156            $  13,064
  Payable to affiliate                               13,293               12,496
                                                 --------------       ----------
                  Total liabilities                  30,449               25,560
                                                 --------------       ----------

Partners' capital
  Limited partners' capital, subject
        to redemption                             6,526,108            6,586,482
  General partners' capital                           9,761                9,761
                                                 --------------       ----------
     Total partners' capital                      6,535,869            6,596,243
                                                 --------------       ----------

     Total liabilities and partners' capital    $ 6,566,318          $ 6,621,803
                                                 ==============       ==========



The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
           FOR THREE MONTHS ENDED MARCH 31, 2004 and 2003 (unaudited)


                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                              ----------------------------------
                                                    2004                2003
                                              --------------      --------------
   Revenues
     Interest on loans                            $ 116,403            $ 107,645
     Interest - interest bearing accounts               262                  980
     Late charges                                        56                  881
     Other                                           13,485                  947
                                              --------------      --------------
                                                    130,206              110,453
                                              --------------      --------------
   Expenses
     Loan servicing fees                              8,930               12,258
     Asset management fees                            2,066                2,121
     Clerical costs through Redwood Mortgage Corp.        -                4,846
     Provisions for losses on loans and real estate   6,487                  566
     Professional services                           17,535               13,388
     Other                                           13,572                1,862
                                              --------------      --------------
                                                     48,590               35,041
                                              --------------      --------------
   Net income                                      $ 81,616             $ 75,412
                                              ==============      ==============

   Net income
      General partners (1%)                             816                  754
      Limited partners (99%)                         80,800               74,658
                                              --------------      --------------
                                                   $ 81,616             $ 75,412
                                              ==============      ==============

   Net income per $1,000 invested by limited partners for entire period:

     -where income is reinvested and compounded     $    12              $    12
                                              ==============      ==============
     -where partner receives income in monthly
        distributions                               $    12              $    12
                                              ==============      ==============



The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003 (unaudited)


                                                THREE MONTHS ENDED MARCH 31,
                                             --------------------------------
                                                    2004              2003
                                             --------------    --------------
Cash flows from operating activities
  Net income                                        $  81,616         $  75,412
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Provision for losses on loans and real estate      6,487               566
     Early withdrawal penalties credited to income     (3,693)             (684)
     Amortization of discount on unsecured loans       (4,692)                -
     Change in operating assets and liabilities
        Accrued interest and advances on loans        (11,972)           (7,091)
        Receivable from affiliate                      (7,337)                -
        Accounts payable and payable to affiliate       4,889             1,246
        Prepaid expense                                (2,722)                -
                                                --------------    --------------

Net cash provided by operating activities              62,576            69,449
                                                --------------    --------------
Cash flows from investing activities
     Principal collected on loans                     159,899           235,994
     Loans originated                                    (187)          (46,578)
     Payments for real estate                            (770)          (46,162)
     Proceeds from disposition of real estate         452,056                 -
                                                --------------    --------------

Net cash provided by investing activities             610,998           143,254
                                                --------------    --------------

Cash flows from financing activities
     Partners' withdrawals                           (138,296)         (110,169)
                                                --------------    --------------

Net cash used in financing activities                (138,296)         (110,169)
                                                --------------    --------------

Net increase in cash                                  535,278           102,534

Cash - beginning of year                               32,160           341,127
                                                --------------    --------------
Cash - end of period                                $ 567,438         $ 443,661
                                                ==============    ==============



The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2004 (unaudited)


NOTE 1 - General

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.


NOTE 2 - Summary of Significant Accounting Policies

Loans, secured by deeds of trust

     At March 31, 2004 and December 31, 2003, loans categorized as impaired by the Partnership were $96,716 with a reduction in the carrying value of the impaired loans of $14,596. The reduction in the carrying value of the impaired loans is included in the allowance for loan losses. The impaired loans have accrued interest, late charges and advances totaling $10,973 at March 31, 2004 and December 31, 2003. The average recorded investment in the impaired loans was $96,716 for the three months ended March 31, 2004 and $96,716 for the year ended December 31, 2003, respectively.

     At March 31, 2004 and December 31, 2003, the Partnership had one loan past due 90 days or more totaling $144,349 (2.83% and 2.75% of the secured loan portfolio), respectively. The Partnership does not consider this loan to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on this loan.

Allowance for loan losses

The composition of the allowance for loan losses as of March 31, 2004 and December 31, 2003 was as follows:

                                              March 31,          December 31,
                                                2004                 2003
                                           ----------------    ----------------
   Impaired loans                             $  14,596            $  14,596
   Specified loans                               28,750               28,750
   Unsecured loans                              239,431              236,519
                                           ----------------    ----------------
                                              $ 282,777            $ 279,865
                                           ================    ================


     Activity in the allowance for loan losses is as follows for the three months ended March 31, 2004 and December 31, 2003:

                                              March 31,          December 31,
                                                2004                 2003
                                        -----------------    ------------------
   Beginning balance                          $ 279,865            $ 275,294
   Provision for loan losses                      6,487                4,585
   Recoveries                                         -                    -
   Restructures/transfers                        (3,575)                   -
   Write-offs                                         -                  (14)
                                        -----------------    ------------------
                                              $ 282,777            $ 279,865
                                        =================    ==================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2004 (unaudited)

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

Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.

Reclassifications

     Certain reclassifications, not affecting previously reported net income or total partners' capital, have been made to the previously issued financial statements to conform to the current period classification.

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


NOTE 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of March 31, 2004 and December 31, 2003:


                                       March 31,          December 31,
                                         2004                2003
                                    ---------------     ---------------
  Costs of properties                $1,642,102           $2,096,964
  Reduction in value                   (784,191)            (784,191)
                                    ---------------     ---------------
  Real estate held for sale           $ 857,911           $1,312,773
                                    ===============     ===============


NOTE 5 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $5,095,908 and $5,255,620 at March 31, 2004 and December 31, 2003, respectively. The fair value of these loans of $5,027,446 and $5,019,338, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2004 (unaudited)


NOTE 6 - Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At March 31, 2004 and December 31, 2003, there were 16 and 16 secured loans outstanding respectively, with the following characteristics:

                                                   March 31,       December 31,
                                                     2004               2003
                                               --------------    ---------------
Number of secured loans outstanding                     16                 16
Total secured loans outstanding                $ 5,095,908        $ 5,255,620

Average secured loan outstanding                 $ 318,494          $ 328,476
Average secured loan as percent of total              6.25%              6.25%
Average secured loan as percent of partners' capital  4.87%              4.98%

Largest secured loan outstanding               $ 2,103,300        $ 2,103,300
Largest secured loan as percent of total             41.27%             40.02%
Largest secured loan as percent of
   partnership assets                                32.07% *           31.76% *

Number of counties where security is
   located (all California)                              8                  8
Largest percentage of secured loans in one county    43.37%             42.06%
Average secured loan to appraised value of
  security based upon appraisals and prior liens
  at time loan was consummated                       80.96%             78.87%

Number of secured loans in foreclosure               None                 None
Amounts of secured loans in foreclosure              None                 None

     * At loan inception this loan represented 8.8% of outstanding loans and 8.7% of partners' capital

     Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

     The following categories of secured loans were held at March 31, 2004 and December 31, 2003:
                                                March 31,         December 31,
                                                   2004               2003
                                             --------------      ---------------
First trust deeds                               $3,823,499          $3,983,032
Second trust deeds                               1,272,409           1,272,588
                                             --------------     ---------------
    Total loans                                  5,095,908           5,255,620
Prior liens due other lenders at time of loan    2,377,041           2,377,041
                                             --------------     ---------------
    Total debt                                  $7,472,949          $7,632,661
                                             ==============     ===============

Appraised property value at time of loan        $9,230,542          $9,677,215
                                             ==============     ===============

Total loans as a percent of appraisals based
upon appraisals and prior liens at date of loan      80.96%              78.87%

Investments by type of property
    Owner occupied homes                         $ 639,671           $ 640,000
    Non-owner occupied homes                       706,958             865,710
    Apartments                                     136,841             136,841
    Commercial                                   3,612,438           3,613,069
                                             --------------     ---------------
                                                $5,095,908          $5,255,620
                                             ==============     ===============

Scheduled maturity dates of secured loans as of March 31, 2004 are as follows:

            Year Ending December 31,
      -------------------------------------
                      2004                         $  503,515
                      2005                            799,533
                      2006                             96,716
                      2007                          3,258,403
                      2008                             46,320
                   Thereafter                         391,421
                                            -----------------
                                                   $5,095,908
                                            =================

     The scheduled maturities for 2004 include three loans totaling $253,515 (4.97%), which were past maturity at March 31, 2004. One of these loans with a principal balance of $144,349 was categorized as delinquent over 90 days and is included in the total loans 90 days or more delinquent presented in Note 2.

     Cash deposits at March 31, 2004 of $675,236 were in two banks. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $549,637. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are typically either placed on new loans when available or held as cash.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at March 31, 2004 and December 31, 2003. This borrower accounted for approximately 60% and 61% of the loan balances at such dates. This borrower also accounted for approximately 44% and 50% of interest revenue for the three months ended March 31, 2004 and year ended December 31, 2003, respectively. At March 31, 2004 and December 31, 2003, the collateral securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal due to the Partnership.

NOTE 7 - Commitments and Contingencies

Workout agreements

     There are two loans totaling $176,046 in workout agreements as of March 31, 2004 and December 31, 2003. The Partnership is not obligated to fund additional money as of March 31, 2004 and December 31, 2003.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.


Part I - Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION OF THE PARTNERSHIP
                     -----------------------------------------------------------

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2004, there were two properties held for sale acquired through foreclosure in prior years.

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

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2004 includes forward looking statements and predictions about the possibility of future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the three months ended March 31, 2004 and 2003, loan brokerage commissions paid by the borrowers were $0 and $1,164, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $8,930 and $12,258 were incurred for the three months ended March 31, 2004 and 2003, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $2,066 and $2,121 were incurred by the Partnership for the three months ended March 31, 2004 and 2003, respectively.

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

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of March 31, 2004 and December 31, 2003, a general partner, Gymno Corporation, had contributed $9,772 and $9,772 respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations - For the three months ended March 31, 2004 and 2003

     As of September 2, 1989, the Partnership had sold 97,725.94 Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. As of that date the offering was formally closed. On March 31, 2004, the Partnership's net capital totaled $6,535,869.

     The net income increase of $6,204 (8%) for the three months ended March 31, 2004 versus March 31, 2003 was due primarily to an increase in interest earned on loans of $8,758, a decrease in interest earned - bank of $718, an increase in late charges and other fees of $11,713; and decreases in loan servicing fees of $3,328. These were offset by significant expense increases for the three months ended March 31, 2004 including a provision for losses on loans and real estate acquired through foreclosure of $5,921, other expenses of $11,710, increases in professional services of $4,147, and a decrease in clerical costs of $4,846.

     The increase in interest on loans of $8,758 for the three months ended March 31, 2004 versus the three months ended March 31, 2003, was due to a higher average loan portfolio of $5,147,037 in 2004 as compared to $5,056,758 in 2003.

     The decrease in late charge revenue of $825 for the three months ended March 31, 2004 versus 2003 is reflective of more loans being current.

     The increase in other income of $12,538 for the three months ended March 31, 2004 versus March 31, 2003 was due to the receipt of $9,643 as a non-refundable payment which was not deductible from the purchase price of a real estate held for sale.

     The increase in professional fees of $4,147 for the three months ended March 31, 2004 versus 2003 relates mainly to the timing of services for audits, financial report writing and tax filing.

     The decrease in loan servicing fees of $3,328 for the three months ended March 31, 2004 versus March 31, 2003 is due to the loan servicing agent waiving a portion of the loan servicing fee during the first quarter of 2004.

     The increase of $5,921 in provision for losses on loans and real estate owned through foreclosure for the three months ended March 31, 2004 versus 2003 is to provide for a small loss sustained upon sale of one of the real estate properties held for sale. Otherwise, the general partners' are of the opinion that the existing reserves and the supporting guarantee from Redwood Mortgage Corp. relating to the collectibility of certain Partnership loans are adequate.

     Increases in other expenses of $11,710 for the three months ended March 31,2004 versus the corresponding three months ended March 31, 2003 relate to the costs relating to the upkeep of existing real estate owned properties.

     The decrease in clerical costs of $4,846 for the three months ended March 31, 2004 versus March 31, 2003 is due to a waiver of such fees by Redwood Mortgage Corp. for the current quarter.

     The decrease in limited partners' capital of $201,735 from $6,727,843 as of March 31, 2003 to $6,526,108 as of March 31, 2004 is due to the withdrawal of earnings and capital by the limited partners.

     Foreclosures decreased from 1 ($176,656) at March 31, 2003 to none as of March 31, 2004. This loan was paid off by the borrower in June, 2003.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding as of March 31, 2004 and 2003 were $5,095,908 and $4,993,686, respectively. The overall increase in loans outstanding to March 31, 2004 from March 31, 2003, was due primarily to the Partnership reinvesting loan payoffs into new loans. During this period, loan principal collections exceeded limited partner liquidations.

     Since January, 2001, and through March 31, 2004, the Federal Reserve reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. The effect of the previous cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2004 at rates similar to those that prevailed in 2003. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .50% over the year 2004. Based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate but do not guarantee that the annualized yield for compounding limited partners will range between 4.75% and 5.00% in 2004.

     The Partnership's operating results and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-five years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of March 31, 2004, there were no properties in foreclosure. As of March 31, 2004 and 2003, the Partnership's real estate owned account balance was $857,911 and $1,280,702, respectively. The decrease was due to the disposition of one of the properties through sale. The Partnership intends to sell the remaining real estate owned properties and has contracted with prospective buyers.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties and amortization of principal and loan pay-offs. Currently, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market, and on the national and local economy are studied. Based upon this information and more, loan loss reserves are increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003 the economy has stabilized, but is still stagnant. At March 31, 2004 the Partnership had one loan past due 90 days or more totaling $144,335. This loan past due 90 days or more is also past maturity. In addition to the one 90 day or more delinquent loan the Partnership has two loans which are making current monthly payments but are past maturity. These two loans past maturity have principal balances of $109,166. In addition to the above, the Partnership considers one loan to be impaired, which means that interest is no longer being accrued and that payments received will be applied to reduce the outstanding loan balances, including accrued interest and advances. The principal balance of the impaired loan is $96,716. The Partnership does not have any filed notices of default, which would begin the foreclosure process at March 31, 2004. The Partnership entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on two loans totaling $176,046 (3.45% of the loan portfolio) as of March 31, 2004. These borrowers in workout agreements are included in the delinquent and past matured loans. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The delinquency and workout agreements existing at March 31, 2004, in management's opinion, do not have a material effect on our results of operations or liquidity. These workouts and delinquency have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     As of March 31, 2004 and 2003, the Partnership's real estate held for sale balance was $875,911 and $1,280,702, , respectively. The decrease in REO balance by $422,791 as of March 31, 2004 is due to the disposition of one of the REO properties. During 2002, the Partnership took back one piece of real estate collateral through foreclosure. The Partnership, together with other partnerships, all affiliates of the general partners, own the property. The property is a 4 unit condominium complex. During the year 2003, renovation work was completed and the property was placed on the market for sale. A purchase offer was accepted and the escrow closed in March, 2004. The Partnership sustained a loss of approximately $13,702, which had been anticipated and reserved. The Partnership did not take back any collateral security from borrowers in 2004.

     The Partnership also owns, through previous foreclosures, two other properties; a commercial property and the other land. The land is located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment in the land at March 31, 2004 is $130,215. Currently the Partnership is negotiating a sale with an interested buyer. The general partners believe that the property is worth considerably more than its net investment.

     The second property is a commercial property located in Walnut Creek, California. At March 31, 2004, the cost of this property was $1,511,887. The property is currently pending sale. Management has set aside loss reserves of $784,191, which they believe are adequate in amount to cover anticipated losses.

     Management provided $6,487 and $566 as provision for loan losses for the three months ended March 31, 2004 and 2003, respectively. The increase in the provision for loan losses was to build up for the allowance for potential losses in the future. During 2002, Redwood Mortgage Corp. provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under certain loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal due to the Partnership.

PORTFOLIO REVIEW - For the three months ended March 31, 2004 and 2003.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2004 and 2003, the Partnership's loans secured by real property collateral in the five San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, and Marin) represented $4,745,676 (93.13%) and $4,399,817 (88.11%) of the
outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of March 31, 2004 and March 31,2003, the Partnership held 16 and 20 loans respectively in the following categories:

                                              March 31,               March 31,
                                                2004                   2003
                                          ----------------       ---------------

Single family residence (1-4 units)    $1,346,629    26.42%    $793,077   15.88%
Multiple family dwellings (5+ units)      136,841     2.69%     363,696    7.28%
Commercial                              3,612,438    70.89%   3,836,913   76.84%
                                        ---------   -------   ---------  -------
Total                                  $5,095,908    100.0%  $4,993,686   100.0%
                                        =========   =======   =========  =======

     As of March 31, 2004, the Partnership held 16 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of March 31, 2004:


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                              As of March 31, 2004

                                  # of Loans         Amount          Percent
                                 -------------    -------------    ------------
1st Mortgages                                8       $3,823,499          75.03%
2nd Mortgages                                8        1,272,409          24.97%
                                 =============    =============    ============
  Total                                     16       $5,095,908            100%

Maturing 12/31/04 and prior                  4         $503,515           9.88%
Maturing prior to 12/31/05                   4          799,533          15.69%
Maturing prior to 12/31/06                   1           96,716           1.90%
Maturing after 12/31/06                      7        3,696,144          72.53%
                                 =============    =============    ============
Total                                       16       $5,095,908            100%


Average Loan                            $ 318,494            6.25%
Largest Loan                            2,103,300           41.27%
Smallest Loan                               4,407            0.09%
Average Loan-to-Value                                       80.96%

     The Partnership's largest loan in the principal amount of $2,103,300 represents 41.27% of outstanding secured loans and 32.07% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans. In this instance all of these factors affected this loan. Chief among them was a restructure of two loans with outstanding principal plus accrued interest, late fees and advances into one new loan with an outstanding balance of $2,103,300.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at March 31, 2004 and 2003. The borrower accounted for approximately 60% and 61% of the loan balances at such dates. This borrower has two loans secured by separate properties in the principal amounts of $2,103,300 and $956,800 as of March 31, 2004.

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

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the three months ended March 31, 2004 and 2003, the Partnership made distributions of earnings to limited partners of $27,786 and $27,780, respectively. Distribution of earnings to limited partners for the quarters ended March 31, 2004 and 2003, to limited partners' capital accounts and not withdrawn, was $53,014 and $55,210, respectively. As of March 31, 2004 and 2003, limited partners electing to withdraw earnings represented 34% and 35%, respectively, of the limited partners outstanding capital accounts.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the three months ended March 31, 2004 and 2003, $56,207 and $8,548, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of March 31, 2004 and 2003, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the three months ended March 31, 2004 and 2003, $57,177 and $73,684, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of March 31, 2004, approximately 93.13%, ($4,745,676) of the loans held by the Partnership were in five San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the

San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     Recently the national and the Northern California economies seem to be improving. Job creation remains a concern, as little job creation seems to be evident. The partnership makes loans primarily in Northern California and real estate values of residential, commercial, multi-family properties and land are of particular interest to the partnership. Real estate is the primary security for the partnership's loans.

     The residential real estate market in California continues to appreciate. The San Francisco Business Times of March 19, 2004 states "Robust February for Bay Area home sales." "Bay Area home prices rose at their fastest rate in nearly three years and sales were at near-record levels last month, the result of continued demand and an accommodating mortgage finance environment, according to DataQuick Information Systems of La Jolla, a real estate information service. A total of 7,412 new and resale houses and condos were sold in the nine-county region in February. That was up 4.4 percent from 7,102 the month before and 10.6 percent from 6,704 for February last year, according to DataQuick". "Last month was the second strongest February DataQuick has in its records, which go back to 1988." "The median price paid for a Bay Area home was $457,000 last month, near December's record $458,000. Last month's median was up 3.2 percent from $443,000 in January and up 13.4 percent from $403,000 for February last year. The year-over-year increase was the highest since March 2001 when the median was $386,000, up 17.3 percent from $329,000 a year earlier. Santa Clara County had the lion's share of home sales --25%-- with 1,865 homes sold in February compared to 1,450 in February 2003, according to DataQuick, which compiles its figures from public records of all sales. The Median Price in the county, according to DataQuick, was $490,000, up 7.5% in a year's time." "Indicators of market distress are still largely absent, in DataQuick's opinion. It said foreclosure rates are low, flipping rates are low, down payment sizes are stable and there have been no significant shifts in market mix."

     On the commercial scene, the SF Business Times of March 26-April 1, 2004 stated "City's real estate market creeps toward recovery." "San Francisco's commercial real estate industry clawed forward in the first quarter, as office vacancy moved downward, rents remained flat or moved up slightly, and sales surged. Colliers International reported 221,347 square feet of downtown office absorption, while preliminary numbers from Grubb & Ellis indicated around 140,000 square feet of absorption. The firms put the office vacancy rate at 16.9 percent and 22 percent, respectively. "We're trending back toward a favorable market," said Scott Harper, managing director of Collier's San Francisco office. "It's the third consecutive quarter, and fourth of the last five quarters, of positive absorption." The pace of absorption did slow from the fourth quarter, however. Collier's reported 360,631 square feet of positive absorption during the final three months of 2003, while Grubb saw 365,000 square feet. "As recovery starts, the pace usually picks up initially and then starts to moderate," said Colin Yasukochi, regional manager of research and client services for California at Grubb & Ellis. "We've always projected that performance will be uneven in the first year of the recovery." Also on the plus side, sublease space is steadily decreasing. After hitting a peak of around 8 million square feet in 2002, total San Francisco sublease space is now around 4 million square feet, Grubb & Ellis reported."

     A strong, appreciating residential market is good for primarily equity based lenders as it allows borrowers to sell or refinance if they become unable to make their mortgage payments. Appreciation assists lenders if they must take back the real estate security on a loan mitigating potential loan losses.

     Recovering commercial vacancies and stable to increasing rental rates will assist landlords in debt service coverage, cash flow, and property values. All are good for the real estate collateral securing the Partnership's commercial loans.

     For Partnership loans outstanding, as of March 31, 2004, the Partnership had an average loan to value ratio computed based upon appraisals and prior liens as of the date the loan was made of 80.96%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Part I - Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                    ------------------------------------------------------------

     The following table contains information about the cash held in money market accounts, and loans held in the Partnership's portfolio as of March 31, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2004:

                                  2004           2005        2006       2007         2008       Thereafter      Total
                             ---------------- ----------- ---------- ----------- ------------- ------------- -------------
Interest earning assets:
Money market accounts        $502,680                                                                           $ 502,680
Average interest rate                  0.96%                                                                        0.96%
Loans secured by deeds
    of trust                        $503,515     799,533     96,716   3,258,403        46,320       391,421    $5,095,908
Average interest rate                 10.24%       9.88%      6.50%       9.09%        10.00%         9.09%         9.29%

Market Risk.

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans, (100% as of March 31, 2004) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of March 31, 2004 the general partners have determined that the allowance for loan losses and real estate owned of $1,066,968 (16.32% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of March 31, 2004, one loan was delinquent over 90 days amounting to $144,349. Two loans, including the delinquent loan, totaling $176,046 were subject to workout agreements, which require the borrower to make regular monthly loan payments and/or payments plus additional catch up amounts.

     The Partnership also owns (through previous foreclosure) two other properties; a commercial property and the other land. The land is located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment in the land at March 31, 2004 is $130,215.
Currently the Partnership is in the process of negotiating a sale with an interested buyer. The Partnership's net investment of $130,215 is less than 1% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment.The second property is a commercial property located in Walnut Creek, California. The property is currently pending sale. We anticipate that the sale will occur in the last quarter of 2004. Management has set aside loss reserves in the amount of $784,191, which they believe are adequate in amount to cover anticipated losses. Part I - Item 4. Controls and Procedures.

     As of March 31, 2004, the general partner of the Partnership carried out an evaluation, under the supervision and with the participation of the general partner's management, including the general partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer of the general partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     The following compensation has been paid to the general partners and their affiliates for services rendered during the three months ended March 31, 2004. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving          Description of Compensation
   Compensation             and Services Rendered                   Amount
------------------  -----------------------------------------  -----------------
I. Redwood Mortgage
       Corp.          Loan Servicing Fee for servicing loans.............$8,930

   General Partners
   &/or Affiliates    Asset Management Fee for managing assets...........$2,066

   General Partners   1% interest in profits...............................$816

II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):

Redwood Mortgage
      Corp. Mortgage Brokerage Commissions for services in connection with the review, selection, evaluation, negotiation, and extension of the loans paid by the borrowers and not by the Partnership.........................................0

Redwood Mortgage
      Corp. Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow fees payable by the borrowers and not by the
                      Partnership.............................................0


Gymno Corporation     Reconveyance Fee......................................$60


III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME . .  . . . . . . . . . . . . . . . . . . . . . . . . . . $0

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

         Item 6.           Exhibits and Reports on Form 8-K

            (a) Exhibits

                    (99.1) Certification of Michael R. Burwell, General Partner

                    (99.2) Certification of Michael R. Burwell, President,
                           Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

            (b) Form 8-K

                There were no 8-K filings in the quarter ended March 31, 2004.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of May 2004.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 14th day of May 2004.


          Signature                      Title                         Date


/S/ Michael R. Burwell
-----------------------------
Michael R. Burwell                  General Partner                May 14, 2004


/S/ Michael R. Burwell
-----------------------------
Michael R. Burwell            President, Secretary/Treasurer &     May 14, 2004
                                  CFO of Gymno Corporation
                                  (Principal Financial and
                                   Accounting Officer);
                               Director of Gymno Corporation

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of March 31, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
May 14, 2004

                                                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
May 14, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of March 31, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President and
Chief Financial Officer, of Gymno
Corporation, General Partner
May 14, 2004

                                                                  Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
May 14, 2004