Form 10-Q
period 2004-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 2004-08-16
CIK 811592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 33-12519

                         REDWOOD MORTGAGE INVESTORS VI,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)


             California                                  94-3031211
(State or other jurisdiction of incorporation         (I.R.S. Employer
          or organization)                           Identification No.)


900 Veterans Blvd., Suite 500, Redwood City, CA          94063-1743
(Address of principal executive offices)                 (Zip Code)

                                 (650) 365-5341
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            XX             No
          --------------             --------------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                           No          XX
          --------------             -------------

Part I - Item I.     FINANCIAL STATEMENTS

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                 JUNE 30, 2004 and DECEMBER 31, 2003 (unaudited)

                                     ASSETS

                                                                                 June 30,           December 31,
                                                                                   2004                2003
                                                                              ----------------    ---------------

Cash                                                                            $     579,831       $     32,160
                                                                              ----------------    ---------------

Loans
  Loans, secured by deeds of trust                                                  5,044,151          5,255,620
  Loans, unsecured, net discount of $103,205 and $112,588 for
     June 30, 2004 and December 31, 2003, respectively                                251,845            242,462
                                                                              ----------------    ---------------
                                                                                    5,295,996          5,498,082
  Less allowance for loan losses                                                    (295,165)          (279,865)
                                                                              ----------------    ---------------
       Net loans                                                                    5,000,831          5,218,217
                                                                              ----------------    ---------------

Interest and other receivables
  Accrued interest and late fees                                                       65,409             54,562
  Advances on loans                                                                     4,103              4,091
                                                                              ----------------    ---------------
       Total interest and other receivables                                            69,512             58,653
                                                                              ----------------    ---------------

Real estate held for sale, net                                                        862,288          1,312,773
                                                                              ----------------    ---------------

       Total assets                                                             $   6,512,462       $  6,621,803
                                                                              ================    ===============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                                                              $      16,122       $     13,064
  Payable to affiliate                                                                 13,322             12,496
                                                                              ----------------    ---------------
       Total liabilities                                                               29,444             25,560
                                                                              ----------------    ---------------

Partners' capital
  Limited partners' capital, subject to redemption                                  6,473,257          6,586,482
  General partners' capital                                                             9,761              9,761
                                                                              ----------------    ---------------
       Total partners' capital                                                      6,483,018          6,596,243
                                                                              ----------------    ---------------

       Total liabilities and partners' capital                                  $   6,512,462       $  6,621,803
                                                                              ================    ===============


The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
        FOR THREE AND SIX MONTHS ENDED JUNE 30, 2004 and 2003 (unaudited)

                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                               JUNE 30,
                                                        -------------------------------    -------------------------------

                                                             2004            2003               2004            2003
                                                         -------------    ------------      -------------    ------------
Revenues
    Interest on loans                                      $  124,749       $ 131,106         $  241,152       $ 243,443
    Interest - interest bearing accounts                        1,509             754              1,771           1,734
    Late charges, prepayment penalties, and fees               13,863          22,446             27,404          24,274
                                                         -------------    ------------      -------------    ------------
                                                              140,121         154,306            270,327         269,451
                                                         -------------    ------------      -------------    ------------

Expenses
    Loan servicing fees                                        16,238          12,399             25,168          24,657
    Asset management fees                                       2,046           2,111              4,112           4,232
    Clerical costs through Redwood Mortgage Corp.               6,825           4,397              6,825           9,243
    Provisions for losses on loans and real estate              8,813          25,759             15,300          31,017
    Professional services                                       8,805          14,096             26,340          27,484
    Other                                                      16,510           3,653             30,082           5,515
                                                         -------------    ------------      -------------    ------------
                                                               59,237          62,415            107,827         102,148
                                                         -------------    ------------      -------------    ------------
Net income                                                 $   80,884       $  91,891         $  162,500       $ 167,303
                                                         =============    ============      =============    ============

Net income
      General partners (1%)                                $      809       $     919         $    1,625       $   1,673
      Limited partners (99%)                                   80,075          90,972            160,875         165,630
                                                         -------------    ------------      -------------    ------------
                                                           $   80,884       $  91,891         $  162,500       $ 167,303
                                                         =============    ============      =============    ============

Net income per $1,000 invested by limited partners for entire period:

     -where income is reinvested and compounded                $12.28          $12.28             $24.71          $24.71
                                                         =============    ============      =============    ============

     -where partner receives income in monthly
       distributions                                           $12.23          $12.23             $24.46          $24.46
                                                         =============    ============      =============    ============

The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2004 and 2003 (unaudited)


                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                            -----------------------------------

                                                                                 2004               2003
                                                                             -------------      -------------
Cash flows from operating activities
    Net income                                                                $   162,500         $  167,303
    Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses                                                  15,300             21,634
        Early withdrawal penalties credited to income                             (7,493)            (1,246)
        Amortization of discount on unsecured loans                               (9,383)            (9,383)
        Imputed interest income                                                     9,383              9,383
        Loss on disposition of real estate held for sale                            1,048                  -
    Change in operating assets and liabilities
        Accrued interest and advances on loans                                   (11,911)             34,084
        Accounts payable and payable to affiliate                                   3,884            (1,042)
                                                                             -------------      -------------

Net cash provided by operating activities                                         163,328            220,733
                                                                             -------------      -------------

Cash flows from investing activities
    Principal collected on loans                                                  202,273            682,853
    Loans originated                                                                (187)          (221,579)
    Payments for real estate held for sale                                        (1,203)           (78,161)
    Proceeds from disposition of real estate                                      451,688                  -
                                                                             -------------      -------------


Net cash provided by investing activities                                         652,571            383,113
                                                                             -------------      -------------

Cash flows from financing activities partners' withdrawals                      (268,228)          (216,741)
                                                                             -------------      -------------

Net cash used in financing activities                                           (268,228)          (216,741)
                                                                             -------------      -------------

Net increase in cash                                                              547,671            387,105

Cash - beginning of year                                                           32,160            341,127
                                                                             -------------      -------------
Cash - end of period                                                          $   579,831         $  728,232
                                                                             =============      =============


The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2004 (unaudited)


note 1 - General

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.


note 2 - Summary of Significant Accounting Policies

Loans secured by deeds of trust

     At June 30, 2004 and December 31, 2003, the Partnership had one loan categorized as impaired totaling $96,716, with a reduction in the carrying value of the impaired loan of $14,596. The reduction in the carrying value of the impaired loan is included in the allowance for loan losses. The impaired loan has accrued interest, late charges and advances totaling $10,973 at June 30, 2004 and December 31, 2003. The average recorded investment in the impaired loan was $96,716 for the six month period ended June 30, 2004 and for the year ended December 31, 2003.

     At June 30, 2004 and December 31, 2003, the Partnership had one loan past due 90 days or more in interest payments totaling $144,349 (2.86% of the secured loan portfolio at June 30, 2004 and 2.75% of the secured loan portfolio at December 31, 2003). This loan is also past its maturity date (see Note 6). The Partnership does not consider this loan to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and the Partnership is still accruing interest on this loan.

Allowance for loan losses

     The composition of the allowance for loan losses as of June 30, 2004 and December 31, 2003 was as follows:

                                                June 30,          December 31,
                                                  2004               2003
                                            ---------------    ----------------
         Impaired loans                       $     14,596       $      14,596
         Specified loans                            28,750              28,750
         Unsecured loans                           251,819             236,519
                                            ---------------    ----------------

                                              $    295,165       $     279,865
                                            ===============    ================

     Activity in the allowance for loan losses is as follows for the six months ended June 30, 2004 and the year ended December 31, 2003:

                                                  June 30,          December 31,
                                                    2004               2003
                                             --------------    ----------------
         Beginning balance                    $    279,865       $     275,294
         Provision for loan losses                  15,300               4,585
         Write-offs                                      -                (14)
                                             --------------    ----------------
                                              $    295,165       $     279,865
                                             ==============    ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2004 (unaudited)


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

Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.

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

Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp., an affiliate of the general partners, may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2004 (unaudited)


note 3 - General Partners and Related Parties (continued)

Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.

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


note 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of June 30, 2004 and December 31, 2003:


                                               June 30,          December 31,
                                                 2004                2003
                                           ----------------    ----------------
    Costs of properties                      $   1,642,102       $   2,096,964
    Reduction in value                           (779,814)           (784,191)
                                           ----------------    ----------------
    Real estate held for sale                $     862,288       $   1,312,773
                                           ================    ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2004 (unaudited)


note 5 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $5,044,151 and $5,255,620 at June 30, 2004 and December 31, 2003, respectively. The fair value of these loans of $4,898,970 and $5,019,338, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


note 6 - Asset Concentrations and Characteristics

     Loans are secured by recorded deeds of trust. At June 30, 2004 and December 31, 2003, there were 14 and 16 secured loans outstanding respectively, with the following characteristics:

                                                                                 June 30,          December 31,
                                                                                   2004                2003
                                                                              ----------------    ---------------
Number of secured loans outstanding                                                        14                 16
Total secured loans outstanding                                                   $ 5,044,151        $ 5,255,620

Average secured loan outstanding                                                  $   360,296        $   328,476
Average secured loan as percent of total                                                7.14%              6.25%
Average secured loan as percent of partners' capital                                    5.56%              4.98%

Largest secured loan outstanding                                                  $ 2,103,300        $ 2,103,300
Largest secured loan as percent of total                                               41.70%             40.02%
Largest secured loan as percent of Partnership assets                                  32.30% *           31.77% *

Number of counties where security is located (all California)                               9                  8
Largest percentage of secured loans in one county                                      43.81%             42.06%
Average secured loan to appraised value of security based on appraised
  values and senior liens(1) at inception of loan                                      81.33%             78.87%

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



-----------------------
     (1) A senior lien (s) is a recorded encumbrance that is senior in right of payment and priority to the Partnership's loan.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2004 (unaudited)


note 6 - Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at June 30, 2004 and December 31, 2003:

                                                     June 30,      December 31,
                                                      2004             2003
                                                  -------------   -------------
 First trust deeds                                 $ 3,818,217     $ 3,983,032
 Second trust deeds                                  1,225,934       1,272,588
                                                  -------------   -------------
         Total loans                                 5,044,151       5,255,620
 Senior liens due other lenders                      2,190,725       2,377,041
                                                  -------------   -------------

         Total debt                                $ 7,234,876     $ 7,632,661
                                                  =============   =============

 Appraised property value at inception of loan     $ 8,895,188     $ 9,677,215
                                                  -------------   -------------

 Total secured loans as a percent of appraisals         81.33%          78.87%
                                                  -------------   -------------

 Secured loans by type of property
     Owner occupied homes                          $   639,337     $   640,000
     Non-owner occupied homes                          702,475         865,710
     Apartments                                        136,841         136,841
     Commercial                                      3,565,498       3,613,069
                                                  -------------   -------------
                                                   $ 5,044,151     $ 5,255,620
                                                  =============   =============

Scheduled maturity dates of secured loans as of June 30, 2004 are as follows:

                Year Ending December 31,
           -----------------------------------

                          2004                   $    503,432
                          2005                        795,125
                          2006                         96,716
                          2007                      3,258,118
                          2008                              -
                       Thereafter                     390,760
                                               ---------------
                                                 $  5,044,151
                                               ===============


     The remaining scheduled maturities for 2004 include three loans totaling $253,432, which were past maturity at June 30, 2004. Interest payments on one of these loans with a principal balance of $144,349 were categorized as delinquent over 90 days.

     At times, the Partnership's cash deposits exceeded federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2004 (unaudited)


note 6 - Asset Concentrations and Characteristics (continued)

     The Partnership has a substantial amount of its loan receivable balance from one borrower at June 30, 2004 and December 31, 2003. This borrower accounted for approximately 61% and 58% of the loan balances at such dates, respectively. This borrower accounted for approximately 47% and 50% of interest revenue for the six month period ended June 30, 2004 and year ended December 31, 2003, respectively. At June 30, 2004 and December 31, 2003, the collateral securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal due to the Partnership.


note 7 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans as of June 30, 2004 and December 31, 2003. There are two loans totaling $175,967 and $176,085 in workout agreements as of June 30, 2004 and December 31, 2003, respectively.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

     Part I - Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale. At June 30, 2004, there were two real estate properties held for sale, acquired through foreclosure in prior years.

     Loans and the related accrued interest, late fees and advances are analyzed on a regular basis for recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

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

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The analysis of 2004 includes forward looking statements and predictions about the possibility of future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Related Parties.

     The general  partners of the Partnership are Gymno  Corporation and Michael
R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partner, which arranges, services and maintains the loan portfolio for the benefit of the Partnership. Michael R. Burwell is President and Chief Financial Officer of Redwood Mortgage Corp. and Gymno Corporation. The fees received by the affiliate are paid pursuant to the partnership agreement and are determined at the sole discretion of the affiliate. In the past the affiliate has elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $0 and $6,414 for the six month periods ended June 30, 2004 and 2003, and $0 and $5,250 for the three month periods ended June 30, 2004 and 2003, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $25,168 and $24,657 were incurred for the six month periods ended June 30, 2004 and 2003, and $16,238 and $12,399 were incurred for the three month periods ended June 30, 2004 and 2003, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $4,112 and $4,232 were incurred by the Partnership for the six month periods ended June 30, 2004 and 2003, and $2,046 and $2,111 were incurred for the three month periods ended June 30, 2004 and 2003, respectively.

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

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of June 30, 2004 and December 31, 2003, a general partner, Gymno Corporation, had contributed $9,772 and $9,772 respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

     Results of Operations - For the six and three months ended June 30, 2004 and 2003

     The  following   increases/(decreases)  took  place  in  the  Partnership's operating results for the six and three month periods ended June 30, 2004 versus 2003 and are summarized hereunder:

                                                              Changes during the                Changes during the
                                                               six months ended                 three months ended
                                                           June 30, 2004 versus 2003        June 30, 2004 versus 2003
                                                         -----------------------------    -----------------------------

Net income increase/(decrease)                                      $    (4,803)                    $   (11,007)
                                                                  ===============                 ===============
  Revenue
     Interest on loans                                                   (2,291)                         (6,357)
     Interest - bank                                                          37                             755
     Late charges, prepayment penalties and fees                           3,130                         (8,583)
                                                                  ---------------                 ---------------
                                                                    $        876                    $   (14,185)
                                                                  ---------------                 ---------------

  Expenses
     Loan servicing fees                                            $        511                    $      3,839
     Asset management fees                                                 (120)                            (65)
     Clerical costs                                                      (2,418)                           2,428
     Provision for losses on loans and real estate                      (15,717)                        (16,946)
     Professional services                                               (1,144)                         (5,291)
     Other                                                                24,567                          12,857
                                                                  ---------------                 ---------------
                                                                    $      5,679                    $    (3,178)
                                                                  ---------------                 ---------------

          Net income increase/(decrease)                            $    (4,803)                    $   (11,007)
                                                                  ===============                 ===============

     The decrease in interest on loans of $2,291 for the six month period ended June 30, 2004 versus June 30, 2003 was due to a non-recurring adjustment to increase interest on loans in relation to two previously impaired loans on June 30, 2003. Had the Partnership not had this adjustment during the first half of 2003, interest income on loans would have been $226,867 and there would have been an increase in interest on loans for the first half of 2004 of $14,285. This adjustment had a similar impact for the decrease in interest on loans of $6,357 for the second quarter of 2004. Had this adjustment not occurred on June 30, 2003 interest earnings for the second quarter of 2004 would have had an increase of $10,219.

     The increase in late charge revenue and other fees of $3,130 for the six month period ended June 30, 2004 versus June 30, 2003 is due to the receipt of non-refundable option payments, which are not deductible from any eventual purchase price of real estate held for sale of $19,286; offset by a decrease in late fees and miscellaneous income of $16,156. The decrease in late charge revenue and other fees of $8,583 for the three month period ended June 30, 2004 versus June 30, 2003, represents a reduction in late charges and fee income of $4,451, and a reduction in miscellaneous income of $4,132. These two net decreases in revenue during the second quarter of 2004 occurred through collection of additional late charges and interest on advances on two delinquent loans that paid off during the second quarter of 2003.

     The increase in loan servicing fees of $511 for the six month period and $3,839 for the three month period ended June 30, 2004 versus June 30, 2003 is primarily attributable to the higher average loan portfolio balances of $5,044,151 and $4,721,826 during 2004 and 2003. During the three month period ended June 30, 2003, the Partnership had a non-recurring adjustment to loan servicing fees in relation to two loans. Had the Partnership not had this adjustment during the second quarter of 2003, loan servicing fees would have been $9,849, and there would have been an increase in loan servicing fees for the second quarter of 2004 compared to 2003 of $6,389, as expected.

     The decrease in the provision for losses on loans and real estate held for sale of $6,334 for the six month period and $12,255 for the three month period ended June 30, 2004 versus June 30, 2003 reflects the general partners' estimate that the existing reserves are adequate as supplemented by a guarantee received from Redwood Mortgage Corp. relating to the collectibility of certain Partnership loans.

     The decrease in professional services of $1,144 for the six month period, and $5,291 for the three month period ended June 30, 2004, was due to timing of services provided in 2004 compared to 2003 in relation to its audit and tax return processing.

     The increase in other expenses of $24,567 for the six month period and $12,857 for the three month period ended June 30, 2004 was related to the costs associated with the upkeep of existing real estate properties held for sale.

     Partnership capital decreased from $6,596,243 at December 31, 2003 to $6,483,018 at June 30, 2004. The decrease is attributable to continued earnings and capital liquidations.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding as of June 30, 2004 and December 31, 2003 were $5,044,151 and $5,255,620, respectively. The overall decrease in loans outstanding at June 30, 2004 from December 31, 2003, was due primarily to few loans written in the first half of 2004 and pay-offs on loans. The Partnership also has a significant amount of cash, which it may use to make additional loans. If loan investments are made with this cash the Partnership would receive additional interest income.

     The Partnership's operating results and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of June 30, 2004, there were no properties in foreclosure. As of June 30, 2004 and 2003, the Partnership's real estate held for sale account balance was $862,288 and $1,312,702, respectively. The decrease was due to the disposition of one of the properties through sale in the first quarter of 2004. The Partnership intends to sell the remaining real estate held for sale and has contracted with prospective buyers for the sale of one of the two remaining properties.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs. Currently, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this information and more, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003 the economy has stabilized. During 2004 the economy and the Northern California real estate market has strengthened. At June 30, 2004 the Partnership had one loan past due 90 days or more totaling $144,349. This loan past due 90 days or more is also past maturity. In addition to the one 90-day or more delinquent loan the Partnership has two loans which are making current monthly payments but are past maturity. These two loans past maturity have principal balances of $109,083. One of these loans paid off in July, 2004. In addition to the above, the Partnership considers one loan to be impaired, which means that interest is no longer being accrued and that payments received will be applied to reduce the outstanding loan balances, including accrued interest and advances. The principal balance of the impaired loan is $96,716. The Partnership does not have any filed notices of default, which would begin the foreclosure process at June 30, 2004. The Partnership entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on two loans totaling $175,967 (3.49% of the secured loan portfolio) as of June 30, 2004. These borrowers in workout agreements are included in the delinquent and/or past matured loans. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The delinquency and workout agreements existing at June 30, 2004, in management's opinion, do not have a material effect on our results of operations or liquidity. These workouts and delinquency have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     As of June 30, 2004 and 2003, the Partnership's real estate held for sale balance was $862,288 and $1,312,702, respectively. The decrease in real estate held for sale balance by $450,414 as of June 30, 2004 is due to the sale of one of the properties. During 2002, the Partnership took back one piece of real estate collateral through foreclosure. The Partnership, together with other partnerships, all affiliates of the general partners, own the property. The property was a 4 unit condominium complex. During the year 2003, renovation work was completed and the property was placed on the market for sale. A purchase offer was accepted and the escrow closed in March, 2004. The Partnership sustained a loss of approximately $13,702, which had been anticipated and reserved. The Partnership has not taken back any collateral security from borrowers in 2004.

     The Partnership also owns, through previous foreclosures, two other properties; a commercial property and other undeveloped land. The land is located in East Palo Alto, California. The land is owned with two other affiliated partnerships. The Partnership's net investment in the land at June 30, 2004 is $130,215. Currently, the Partnership is not in contract or negotiating with any interested parties for the sale of this property. The general partners believe that the property is worth considerably more than its net investment.

     The second property is a commercial property located in Walnut Creek, California. At June 30, 2004, the basis of this property was $1,511,887. The property is currently pending sale. Management has set aside loss reserves of $783,389, which they believe are adequate in amount to cover anticipated losses.

     Management provided $15,300 and $8,813 as provision for loan losses for the six and three month periods ended June 30, 2004. The amount of the provision for loan losses is to build up for the allowance for potential losses in the future based on management's estimates. During 2002, Redwood Mortgage Corp. provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under certain loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal due to the Partnership.

     Since January, 2001 and continuing through June, 2004, the Federal Reserve reduced interest rates significantly by cutting the Federal Funds Rate to one percent. These interest rate cuts significantly lowered long and short term interest rates. On July 1, 2004, the Federal Reserve increased the Federal Funds Rate by one quarter percentage point (1/4 of one percent) to 1.25%. This was the first Federal Funds Rate increase in more than three years and may indicate that the Federal Reserve has changed its interest rate policy to increased rates for the foreseeable future. A 1/4 of one percent upward shift in the Federal Funds Rate will have an almost negligible effect upon the interest rates the Partnership charges borrowers. If, however, there are future interest rate increases or if they remain at their current levels, borrowers will no longer be encouraged through continually declining interest rates to prepay their debts through refinancing of their obligations. This could mean that the Partnership may begin experiencing less prepayments by borrowers in its portfolio. This would reduce the need for the Partnership to replace these prepaid loans with new loans at lower interest rates. Additionally, the overall real estate marketplace has become much more active in the last six months, particularly in Northern California. The general partners believe that the average loan portfolio interest rate may decline as some remaining borrowers that did not refinance their loans to lower interest rates take advantage of the current low rates of interest available. Based upon existing note rates in the portfolio and the Partnership's expectations of stable interest rates in the near future, the Partnership anticipates that the average loan portfolio interest rate will decline approximately 0.25% over the remainder of 2004. From the general partners' experience, we anticipate that the annualized yield for 2004 will range between 4.75% and 5.00%.

PORTFOLIO REVIEW - For the six months ended June 30, 2004 and 2003.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2004 and 2003 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $4,694,002 (93%) and $4,349,833 (92%) of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of June 30, 2004 and June 30, 2003, the Partnership held 14 and 17 loans respectively in the following categories:

                                                        June 30,                         June 30,
                                                          2004                             2003
                                               ----------------------------    -----------------------------

     Single family residence (1-4 units)       $ 1,341,812          26.60%      $   792,765          16.79%
     Multiple family dwellings (5+ units)          136,841           2.71%          139,797           2.96%
     Commercial                                  3,565,498          70.69%        3,789,264          80.25%
                                              -------------    ------------    -------------    ------------

     Total                                     $ 5,044,151         100.00%      $ 4,721,826         100.00%
                                              =============    ============    =============    ============

     As of June 30, 2004, the Partnership held 14 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of June 30, 2004:


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                               As of June 30, 2004

                                                              # of Loans          Amount           Percent
                                                              ------------     --------------    -------------

         1st Mortgages                                                  7       $  3,818,217              76%
         2nd Mortgages                                                  7          1,225,934              24%
                                                              ============     ==============    =============
                Total                                                  14       $  5,044,151             100%

         Maturing 12/31/04 and prior                                    4       $    503,432              10%
         Maturing prior to 12/31/05                                     3            795,125              16%
         Maturing prior to 12/31/06                                     1             96,716               2%
         Maturing after 12/31/06                                        6          3,648,878              72%
                                                              ============     ==============    =============
                Total                                                  14       $  5,044,151             100%

         Average Loan                                                           $    360,296               7%
         Largest Loan                                                              2,103,300              42%
         Smallest Loan                                                                31,618            0.63%
         Average Loan-to-Value, based upon appraisals
           and senior liens at date of inception of loan                                               81.33%

     The Partnership's largest loan in the principal amount of $2,103,300 represents 41.70% of outstanding secured loans and 32.30% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans. In this instance all of these factors affected this loan. Chief among them was a restructure of two loans with outstanding principal plus accrued interest, late fees and advances into one new loan with an outstanding balance of $2,103,300.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at June 30, 2004 and 2003. The borrower accounted for approximately 61% and 65% of the loan balances at such dates. This borrower has two loans secured by separate properties in the principal amounts of $2,103,300 and $956,800 as of June 30, 2004.

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

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the six and three month periods ended June 30, 2004 and 2003, the Partnership made distributions of earnings to limited partners of $54,973 and $55,409 for the six month periods and $27,187 and $27,630 for the three month periods, respectively. Distribution of earnings to limited partners for the six and three month periods ended June 30, 2004 and 2003, to limited partners' capital accounts and not withdrawn, was $105,902 and $110,221 for the six month periods and $52,888 and $63,342 for the three month periods, respectively. As of June 30, 2004 and 2003, limited partners electing to withdraw earnings represented 35% of the limited partners' outstanding capital accounts.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the six and three month periods ended June 30, 2004 and 2003, $103,036 and $15,534 for the six month periods and $46,829 and $6,987 for the three month periods, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2004 and 2003, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the six and three month periods ended June 30, 2004 and 2003, $116,087 and $145,368 for the six month periods and $58,910 and $71,683 for the three month periods, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of June 30, 2004, approximately 93%, ($4,694,002) of the loans held by the Partnership were in six San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has felt the recession and accompanying slow down in economic growth and increasing unemployment.

     In 2004 the Northern California economy has begun to rebound. Unemployment is still a concern as job creation is an important aspect of continued economic expansion. The unemployment rate in California was 6.3% as of June, 2004 as compared to an unemployment rate of 6.9% in June, 2003. This decrease in unemployment indicates improvement but is still higher than many economists would like. The Labor Department reported that the consumer price index rose 0.3% in June, 2004 and for the first six months of this year, consumer prices went up at an annual rate of 4.9%, compared with a rate of 1.9% for all of 2003. Core prices have risen at a more moderate 2.6% rate so far this year. In July, 2004, the Federal Reserve, after more than three years of lowering its core interest rates, raised its core interest rate .25% to 1.25%. This marks a dramatic change in policy from lowering interest rates to a probable policy of raising interest rates over the foreseeable future. Real estate prices are, in part, directly impacted by the cost of money. The value of real estate is important to the Partnership as real estate collateral is backing each of our loans. At current interest rates, demand for residential real estate is at all time highs. DataQuick Information Systems reported all time high numbers in June, 2004 for many tracked California real estate categories. These included a record $382,000 median sales price for a California home, a record 14,184 house and condominium sales in the nine county San Francisco Bay Area marketplace, and a record $545,000 median home sales price in the San Francisco Bay Area. Home affordability in the San Francisco Bay Area, as measured by the affordability index, has declined from 32% to 22% as both real estate prices and interest rates have risen in the year ended May, 2004. A lower number of households being able to afford homes will serve to mitigate future price increases in residential real estate particularly if interest rates continue to rise. Freddie Mac, which has said it expects 30-year mortgages to range between 6% and 7% in 2004, said the housing market should remain buoyant for at least the rest of the year. For the Partnership, stable and rising residential real estate values are good as the Partnership is more collateral dependent than credit dependent in its loan underwriting decisions. A strong and active real estate marketplace also serves to produce a substantial number of real estate financing opportunities which the Partnership may compete for.

     The San Francisco Bay Area commercial real estate marketplace is improving. Vacancy in office buildings declined to 18.2% in the second quarter of 2004 as reported by Colliers International. Cushman Wakefield reported office vacancy of 20.5% in 2004 versus 22.9% in 2003. These reduced vacancies continue a trend which began in the third quarter of 2003. Improved occupancies in commercial properties will assist the owners of those properties in handling their debt payments. Improved occupancies will help stabilize commercial real estate values, which is a benefit to the Partnership.

     For Partnership loans outstanding as of June 30, 2004, the Partnership had an average loan to value ratio of 81.33%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


Part I - Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, and loans held in the Partnership's portfolio as of June 30, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2004:

                                 2004         2005          2006         2007       2008      Thereafter       Total
                              ------------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts         $  560,870                                                                    $   560,870
Average interest rate              0.59%                                                                          0.59%
Unsecured loans                                                    $   251,045                              $   251,045
Loans secured by deeds
   of trust                   $  503,432     795,125       96,716    3,258,118          -       390,760     $ 5,044,151
Average interest rate             10.24%       9.88%        6.50%        9.09%          -         9.09%           9.28%

Market Risk.

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans, (100% as of June 30, 2004) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of June 30, 2004 the general partners have determined that the allowance for loan losses and real estate owned of $1,074,979 (16.58% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2004, one loan was delinquent over 90 days in interest payments amounting to $144,349. Two loans, including the delinquent loan, totaling $175,967 were subject to workout agreements, which require the borrower to make regular monthly loan payments.

     The Partnership also owns (through previous foreclosure) two properties; a commercial property and other undeveloped land. The land is located in East Palo Alto, California. The land is owned with two other affiliated Partnerships. The Partnership's net investment in the land at June 30, 2004 is $130,215. The
Partnership's net investment of $130,215 is 2% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment. There are no ongoing negotiations for the sale of this property.

     The second property is a commercial property located in Walnut Creek, California. The property is currently pending sale. We anticipate that the sale will occur in the last quarter of 2004. Management has set aside loss reserves in the amount of $783,191, which they believe are adequate in amount to cover anticipated losses.

Part I - Item 4.    CONTROLS AND PROCEDURES

     As of June 30, 2004, the general partners of the Partnership carried out an evaluation, under the supervision and with the participation of the general partner's management, including the general partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Financial Officer of the general partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

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

     The following compensation has been paid to the general partners and their affiliates for services rendered during the six months ended June 30, 2004. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation     Description of Compensation and Services Rendered               Amount
------------------------------------------------------------------------------------------------------------
I. Redwood Mortgage Corp.        Loan Servicing Fee for servicing loans.............................$25,168

    General Partners
      &/or Affiliates            Asset Management Fee for managing assets............................$4,112

    General Partners             1% interest in profits..............................................$1,625

     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):

Redwood Mortgage Corp.           Mortgage Brokerage Commissions for services in connection
                                 with the review, selection, evaluation, negotiation, and
                                 extension of the loans paid by the borrowers and not by
                                 the Partnership.........................................................$0

Redwood Mortgage Corp.           Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and
                                 escrow fees payable by the borrowers and not by the
                                 Partnership.............................................................$0

Gymno Corporation                Reconveyance Fee........................................................$72

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . $6,825

Part III      OTHER INFORMATION


       Item 1.    Legal Proceedings

                      The Partnership periodically is a defendant in various legal actions. Please refer to Note 7 of Financial Statements.

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

       Item 6.    Exhibits and Reports on Form 8-K

                   (a)  Exhibits

                        (99.1) Certification of Michael R. Burwell, General
                               Partner

                        (99.2) Certification of Michael R. Burwell,
                               President, Secretary/Treasurer & Chief
                               Financial Officer of Gymno Corporation,
                               General Partner

                   (b) Form 8-K

                       There were no 8-K filings in the quarter ended June 30, 2004.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 16th day of August 2004.

REDWOOD MORTGAGE INVESTORS VI


By:       /S/ Michael R. Burwell
          ----------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  -----------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 16th day of August 2004.


       Signature                         Title                        Date


/S/ Michael R. Burwell
----------------------
Michael R. Burwell                 General Partner              August 16, 2004


/S/ Michael R. Burwell
----------------------
Michael R. Burwell         President, Secretary/Treasurer &     August 16, 2004
                              CFO of Gymno Corporation
                              (Principal Financial and
                                Accounting Officer);
                             Director of Gymno Corporation

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
August 16, 2004

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
August 16, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer, of Gymno
Corporation, General Partner
August 16, 2004

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
--------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
August 16, 2004