Form 10-Q
period 2004-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 2004-11-15
CIK 811592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

Part I - Item I.     FINANCIAL STATEMENTS

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
              SEPTEMBER 30, 2004 and DECEMBER 31, 2003 (unaudited)

                                     ASSETS

                                                                               September 30,        December 31,
                                                                                   2004                2003
                                                                             -----------------    ---------------

Cash                                                                            $     249,856       $     32,160
                                                                             -----------------    ---------------

Loans
  Loans, secured by deeds of trust                                                  5,352,955          5,255,620
  Loans, unsecured, net discount of $98,513 and $112,588 for
     September 30, 2004 and December 31, 2003, respectively                           256,536            242,462
                                                                             -----------------    ---------------
                                                                                    5,609,491          5,498,082
  Less allowance for loan losses                                                    (311,978)          (279,865)
                                                                             -----------------    ---------------
       Net loans                                                                    5,297,513          5,218,217
                                                                             -----------------    ---------------

Interest and other receivables
  Accrued interest and late fees                                                       60,601             54,562
  Advances on loans                                                                     3,931              4,091
                                                                             -----------------    ---------------
       Total interest and other receivables                                            64,532             58,653
                                                                             -----------------    ---------------

Real estate held for sale, net                                                        862,288          1,312,773
Prepaid expenses                                                                        2,176                  -
                                                                             -----------------    ---------------

       Total assets                                                             $   6,476,365       $  6,621,803
                                                                             =================    ===============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                                                              $      20,111       $     13,064
  Payable to affiliate                                                                 12,553             12,496
                                                                             -----------------    ---------------
       Total liabilities                                                               32,664             25,560
                                                                             -----------------    ---------------

Partners' capital
  Limited partners' capital, subject to redemption                                  6,433,940          6,586,482
  General partners' capital                                                             9,761              9,761
                                                                             -----------------    ---------------
       Total partners' capital                                                      6,443,701          6,596,243
                                                                             -----------------    ---------------

       Total liabilities and partners' capital                                  $   6,476,365       $  6,621,803
                                                                             =================    ===============

The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
      FOR NINE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 and 2003 (unaudited)

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                         -----------------------------      -----------------------------

                                                             2004            2003               2004            2003
                                                         -------------    ------------      -------------    ------------
Revenues
    Interest on loans                                      $  121,022      $  102,705        $   362,174      $  336,765
    Interest - interest bearing accounts                        1,203             640              2,974           2,374
    Late charges, prepayment penalties, and other fees         13,679           4,268             41,083          28,542
                                                         -------------    ------------      -------------    ------------
                                                              135,904         107,613            406,231         367,681
                                                         -------------    ------------      -------------    ------------
Expenses
    Loan servicing fees                                        12,306          12,053             37,474          36,710
    Asset management fees                                       2,030           2,105              6,142           6,337
    Clerical costs through Redwood Mortgage Corp.               3,098           4,042              9,923          13,285
    Provisions for losses on loans and real estate             16,813           2,932             32,113          24,566
    Professional services                                       7,095           2,205             33,435          29,689
    Other                                                       9,087           1,129             39,169           6,644
                                                         -------------    ------------      -------------    ------------
                                                               50,429          24,466            158,256         117,231
                                                         -------------    ------------      -------------    ------------
Net income                                                $    85,475      $   83,147        $   247,975      $  250,450
                                                         =============    ============      =============    ============

Net income
      General partners (1%)                                         $               $        $     2,480               $
                                                                  855             832                              2,505
      Limited partners (99%)                                   84,620          82,315            245,495         247,945
                                                         -------------    ------------      -------------    ------------
                                                          $    85,475      $   83,147        $   247,975      $  250,450
                                                         =============    ============      =============    ============

Net income per $1,000 invested by limited partners for entire period:

     -where income is reinvested and compounded                $13.08          $12.28             $38.11          $37.29
                                                         =============    ============      =============    ============

     -where partner receives income in monthly
       distributions                                           $13.03          $12.23             $37.48          $36.68
                                                         =============    ============      =============    ============


The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003 (unaudited)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                       ---------------------------------

                                                                                            2004               2003
                                                                                       --------------     --------------
Cash flows from operating activities
    Net income                                                                          $    247,975       $    250,450
    Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses                                                             32,113             24,566
        Early withdrawal penalties credited to income                                        (9,752)            (3,598)
        Amortization of discount on unsecured loans                                         (14,075)           (14,074)
        Loss on disposition of real estate held for sale                                       1,048                  -

    Change in operating assets and liabilities
        Accrued interest and advances on loans                                               (6,926)             32,605
        Accounts payable and payable to affiliate                                              7,104            (1,050)
        Prepaid expenses                                                                     (2,176)            (3,014)
                                                                                       --------------     --------------

Net cash provided by operating activities                                                    255,311            285,885
                                                                                       --------------     --------------

Cash flows from investing activities
    Principal collected on loans                                                             433,778          1,208,576
    Loans originated                                                                       (531,113)          (826,282)
    Payments for real estate held for sale                                                   (1,203)           (89,445)
    Proceeds from disposition of real estate held for sale                                   451,688                  -
                                                                                       --------------     --------------

Net cash provided by investing activities                                                    353,150            292,849
                                                                                       --------------     --------------

Cash flows from financing activities
    Partners' withdrawals                                                                  (390,765)          (342,623)
                                                                                       --------------     --------------

Net cash used in financing activities                                                      (390,765)          (342,623)
                                                                                       --------------     --------------

Net increase in cash                                                                         217,696            236,111

Cash - beginning of year                                                                      32,160            341,127
                                                                                       --------------     --------------

Cash - end of period                                                                    $    249,856       $    577,238
                                                                                       ==============     ==============


The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                         SEPTEMBER 30, 2004 (unaudited)


note 1 - General

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the nine and three month periods ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.


note 2 - Summary of Significant Accounting Policies

Loans secured by deeds of trust

     At September 30, 2004 and December 31, 2003, the Partnership had one loan categorized as impaired totaling $96,716, with a reduction in the carrying value of the impaired loan of $14,596. The reduction in the carrying value of the impaired loan is included in the allowance for loan losses. The impaired loan has accrued interest and advances totaling $10,973 at September 30, 2004 and December 31, 2003. The average recorded investment in the impaired loan was $96,716 for the nine month period ended September 30, 2004 and for the year ended December 31, 2003.

     At September 30, 2004 and December 31, 2003, the Partnership had one loan past due 90 days or more in interest payments totaling $144,349 (2.70% of the secured loan portfolio at September 30, 2004 and 2.75% of the secured loan portfolio at December 31, 2003). This loan is also past its maturity date (see
Note 6). The Partnership does not consider this loan to be impaired because management believes there is sufficient collateral to cover the amount outstanding to the Partnership, and the Partnership is still accruing interest on this loan.

Allowance for loan losses

     The composition of the allowance for loan losses as of September 30, 2004 and December 31, 2003 was as follows:

                                            September 30,        December 31,
                                                2004                 2003
                                           ---------------    ----------------
         Impaired loans                     $      14,596      $       14,596
         Specified loans                           28,750              28,750
         Unsecured loans                          256,536             236,519
         General                                   12,096                   -
                                           ---------------    ----------------

                                            $     311,978      $      279,865
                                           ===============    ================

     Activity in the allowance for loan losses is as follows for the nine months ended September 30, 2004 and the year ended December 31, 2003:

                                            September 30,         December 31,
                                                2004                 2003
                                           ----------------   ----------------
         Beginning balance                  $      279,865     $      275,294
         Provision for loan losses                  32,113              4,585
         Write-offs                                      -               (14)
                                           ----------------   ----------------
                                            $      311,978     $      279,865
                                           ================   ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                         SEPTEMBER 30, 2004 (unaudited)


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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                         SEPTEMBER 30, 2004 (unaudited)


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


note 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of September 30, 2004 and December 31, 2003:



                                          September 30,        December 31,
                                              2004                 2003
                                         ---------------     ---------------
         Costs of properties              $   1,642,102       $   2,096,964
         Reduction in value                   (779,814)           (784,191)
                                         ---------------     ---------------
         Real estate held for sale        $     862,288       $   1,312,773
                                         ===============     ===============


     During October, 2004 one property held for sale was sold, which resulted in the Partnership sustaining a previously reserved loss of approximately $778,500.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                            JUNE 30, 2004 (unaudited)


note 5 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $5,352,955 and $5,255,620 at September 30, 2004 and December 31, 2003, respectively. The fair value of these loans of $5,292,747 and $5,019,338, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


note 6 - Asset Concentrations and Characteristics

     Loans are secured by recorded deeds of trust. At September 30, 2004 and December 31, 2003, there were 15 and 16 secured loans outstanding respectively, with the following characteristics:

                                                                                September 30,         December 31,
                                                                                   2004                  2003
                                                                              -----------------    ----------------
Number of secured loans outstanding                                                         15                  16
Total secured loans outstanding                                                 $    5,352,955      $    5,255,620

Average secured loan outstanding                                                $      356,864      $      328,476
Average secured loan as percent of total                                                 6.67%               6.25%
Average secured loan as percent of Partnership assets                                    5.51%               4.96%

Largest secured loan outstanding                                                $    2,103,300      $    2,103,300
Largest secured loan as percent of total loans                                          39.29%              40.02%
Largest secured loan as percent of Partnership assets                                   32.48% *            31.77% *

Number of counties where security is located (all California)                                8                   8
Largest percentage of secured loans in one county                                       41.27%              42.06%
Average secured loan to appraised value of security based on appraised
  values and senior liens at inception of loan                                          77.68%              78.87%

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                         SEPTEMBER 30, 2004 (unaudited)


note 6 - Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at September 30, 2004 and December 31, 2003:

                                                               September 30,         December 31,
                                                                   2004                 2003
                                                              ----------------     ---------------
    First trust deeds                                          $    4,214,536       $   3,983,032
    Second trust deeds                                              1,138,419           1,272,588
                                                              ----------------     ---------------
            Total loans                                             5,352,955           5,255,620
    Senior liens due other lenders at inception of loan             1,874,927           2,377,041
                                                              ----------------     ---------------

            Total debt                                         $    7,227,882       $   7,632,661
                                                              ================     ===============

    Appraised property value at inception of loan              $   9,305,262       $   9,677,215
                                                              ----------------     ---------------

    Total secured loans as a percent of appraisals                     77.68%              78.87%
                                                              ----------------     ---------------

    Secured loans by type of property
        Owner occupied homes                                   $      878,671       $     640,000
        Non-owner occupied homes                                      850,000             865,710
        Apartments                                                    136,841             136,841
        Commercial                                                  3,487,443           3,613,069
                                                              ----------------     ---------------
                                                               $    5,352,955       $   5,255,620
                                                              ================     ===============


     Scheduled maturity dates of secured loans as of September 30, 2004 are as follows:

                Year Ending December 31,
             -----------------------------

                          2004                  $     425,927
                          2005                        690,125
                          2006                        296,716
                          2007                      3,205,427
                       Thereafter                     734,760
                                               ---------------
                                                $   5,352,955
                                               ===============


     The remaining scheduled maturities for 2004 include three loans totaling $425,927, which were past maturity at September 30, 2004. Interest payments on one of these loans with a principal balance of $144,349 were categorized as delinquent over 90 days.

     At times, the Partnership's cash deposits exceeded federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                         SEPTEMBER 30, 2004 (unaudited)


note 6 - Asset Concentrations and Characteristics (continued)

     The Partnership has a substantial amount of its loan receivable balance from one borrower at September 30, 2004 and December 31, 2003. This borrower accounted for approximately 57% and 58% of the loan balances at such dates, respectively. This borrower accounted for approximately 48% and 50% of interest revenue for the nine month period ended September 30, 2004 and year ended December 31, 2003, respectively. At September 30, 2004 and December 31, 2003, the collateral value securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the
Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal due to the Partnership.


note 7 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans as of September 30, 2004 and December 31, 2003. There are two loans totaling $175,927 and $176,085 in workout agreements as of September 30, 2004 and December 31, 2003, respectively.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

     Part I - Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale. At September 30, 2004, there were two real estate properties held for sale, acquired through foreclosure in prior years. In October, 2004 one of the properties was sold. The Partnership sustained a previously reserved loss of approximately $778,500 upon the sale of this property.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $14,406 and $17,573 for the nine month periods ended September 30, 2004 and 2003, and $14,406 and $11,159 for the three month periods ended September 30, 2004 and 2003, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $37,474 and $36,710 were incurred for the nine month periods ended September 30, 2004 and 2003, and $12,306 and $12,053 were incurred for the three month periods ended September 30, 2004 and 2003, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $6,142 and $6,337 were incurred by the Partnership for the nine month periods ended September 30, 2004 and 2003, and $2,030 and $2,105 were incurred for the three month periods ended September 30, 2004 and 2003, respectively.

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

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of September 30, 2004 and December 31, 2003, a general partner, Gymno Corporation, had contributed $9,772 and $9,772 respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

     Results of Operations - For the nine and three months ended September 30, 2004 and 2003

     The  following   increases/(decreases)  took  place  in  the  Partnership's operating results for the nine and three month periods ended September 30, 2004 versus 2003 and are summarized hereunder:

                                                                Changes during the       Changes during the
                                                                 nine months ended       three months ended
                                                                September 30, 2004       September 30, 2004
                                                                    versus 2003             versus 2003
                                                               --------------------     --------------------

Net income increase/(decrease)                                    $     (2,475)             $      2,328
                                                                 ===============           ==============
  Revenue
     Interest on loans                                                   25,409                   18,317
     Interest - bank                                                        600                      563
     Late charges, prepayment penalties and other fees                   12,541                    9,411
                                                                 ---------------           --------------
                                                                  $      38,550             $     28,291
                                                                 ---------------           --------------

  Expenses
     Loan servicing fees                                          $         764             $        253
     Asset management fees                                                (195)                     (75)
     Clerical costs through Redwood Mortgage Corp.                      (3,362)                    (944)
     Provision for losses on loans and real estate                        7,547                   13,881
     Professional services                                                3,746                    4,890
     Other                                                               32,525                    7,958
                                                                 ---------------           --------------
                                                                  $      41,025             $     25,963
                                                                 ---------------           --------------

          Net income increase/(decrease)                          $     (2,475)             $      2,328
                                                                 ===============           ==============

     The increase in interest on loans of $25,409 for the nine month period ended September 30, 2004 versus September 30, 2003 was due to an overall increase in the average loan portfolio size from $4,991,843 as of September 30, 2003 to $5,130,542 as of September 30, 2004. In addition, there was an interest rate increase on the variable interest rate of 1.50% on two loans totaling $3,060,100 on April 15, 2004. This increase alone generated an interest income increase of $21,038 to the Partnership through September 30, 2004. This rate increase had a similar impact on the increase in interest earnings for the three month period ended September 30, 2004, versus September 30, 2003.

     The increase in late charge revenue and other fees of $12,541 for the nine month period ended September 30, 2004 versus September 30, 2003 is due to the receipt of non-refundable option payments, which are not deductible from any eventual sale price of real estate held for sale of $28,929; offset by a decrease in late fees and miscellaneous income of $16,388. The increase in late charge revenue and other fees of $9,411 for the three month period ended September 30, 2004 versus September 30, 2003, represents an increase of $9,643 in non-refundable option payments, offset by reductions in late charges and miscellaneous income.

     The increase in loan servicing fees of $764 for the nine month period and $253 for the three month period ended September 30, 2004 versus September 30, 2003 is primarily attributable to the higher average loan portfolio balances of $5,130,542 as of September 30, 2004, compared to $4,991,843 as of September 30, 2003.

     The increase in the provision for losses on loans and real estate held for sale of $7,547 for the nine month period and $13,881 for the three month period ended September 30, 2004 versus September 30, 2003 is to increase reserves for an increased loan portfolio balance.

     The increase in professional services of $3,746 for the nine month period, and $4,890 for the three month period ended September 30, 2004, was due to the timing of services provided, and general accounting cost increases in 2004 compared to 2003 in relation to its audit and tax return processing.

     The increase in other expenses of $32,525 for the nine month period and $7,958 for the three month period ended September 30, 2004 was related to the costs associated with the upkeep of existing real estate properties held for sale.

     Partnership capital decreased from $6,596,243 at December 31, 2003 to $6,443,701 at September 30, 2004. The decrease is attributable to continued earnings and capital liquidations.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding as of September 30, 2004 and December 31, 2003 were $5,352,955 and $5,255,620, respectively. The overall increase in loans outstanding at September 30, 2004 from December 31, 2003, was primarily due to the Partnership's ability to write more loans from cash resources made available through the sale of a real estate property held for sale in March, 2004.

     The Partnership's operating results and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of September 30, 2004, there were no properties in foreclosure. As of September 30, 2004 and 2003, the Partnership's real estate held for sale account balance was $862,288 and $1,323,986, respectively. The decrease was due to the disposition of one of the properties through sale in the first quarter of 2004. The Partnership sold one of the two remaining properties in October, 2004.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs. Currently, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this information and more, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003 the economy has stabilized. During 2004 the economy and the Northern California real estate market has strengthened. At September 30, 2004 the Partnership had one loan past due 90 days or more totaling $144,349. This loan past due 90 days or more is also past maturity. In addition to the one 90-day or more delinquent loan the Partnership has two loans which are making current monthly payments but are past maturity. These past maturity loans have a principal balance of $281,578. Total past maturity loans are $425,927. In addition to the above, the Partnership considers one loan to be impaired, which means that interest is no longer being accrued and that payments received will be applied to reduce the outstanding loan balances, including accrued interest and advances. The principal balance of the impaired loan is $96,716. The Partnership does not have any filed notices of default, which would begin the foreclosure process at September 30, 2004. The Partnership entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on two loans totaling $175,927 (3.29% of the secured loan portfolio) as of September 30, 2004. These borrowers in workout agreements are included in the delinquent and/or past matured loans. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The delinquency and workout agreements existing at September 30, 2004, in management's opinion, do not have a material effect on our results of operations or liquidity. These workouts and delinquency have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     As of September 30, 2004 and 2003, the  Partnership's  real estate held for sale balance was $862,288 and $1,312,702, respectively. The decrease in real estate held for sale balance by $450,414 as of September 30, 2004 is due to the sale of one of the properties. During 2002, the Partnership took back one piece of real estate collateral through foreclosure. The Partnership, together with other partnerships, all affiliates of the general partners, owned the property. The property was a 4 unit condominium complex. During the year 2003, renovation work was completed and the property was placed on the market for sale. A purchase offer was accepted and the escrow closed in March, 2004. The Partnership sustained a loss of approximately $13,702, which had been anticipated and reserved. The Partnership has not taken back any collateral security from borrowers in 2004. In October 2004, the Partnership sold another real estate held for sale property at a loss of approximately $778,500 which was previously fully reserved for. The Partnership's real estate held for sale inventory was reduced to one property. This remaining property is an undeveloped piece of land. The land is located in East Palo Alto, California. The land is owned with two other affiliated partnerships. Currently, the Partnership is not in contract or negotiating with any interested parties for the sale of this property. The general partners believe that the property is worth considerably more than its net investment.

     Management provided $32,113 and $16,813 as provision for loan losses for the nine and three month periods ended September 30, 2004. The amount of the provision for loan losses is to build up the allowance for potential losses as the Partnership's loan portfolio has increased. During 2002, Redwood Mortgage Corp. provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under certain loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal due to the Partnership.


PORTFOLIO REVIEW - For the nine months ended September 30, 2004 and 2003.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2004 and 2003 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $4,760,387 (89%) and $4,349,833 (90%) of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of September 30, 2004 and September 30, 2003, the Partnership held 15 and 17 loans respectively in the following categories:

                                                      September 30,                   September 30,
                                                          2004                             2003
                                              ----------------------------    -----------------------------

     Single family residence (1-4 units)       $ 1,728,671         32.29%      $   888,974          18.46%
     Multiple family dwellings (5+ units)          136,841          2.56%          137,592           2.86%
     Commercial                                  3,487,443         65.15%        3,788,314          78.68%
                                              -------------  -------------    -------------   -------------

     Total                                     $ 5,352,955        100.00%      $ 4,814,880         100.00%
                                              =============  =============    =============   =============

     As of September 30, 2004, the Partnership held 15 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of September 30, 2004:


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                            As of September 30, 2004

                                                              # of Loans          Amount           Percent
                                                             -------------     --------------    -------------

         1st Mortgages                                                  9       $  4,214,536              79%
         2nd Mortgages                                                  6          1,138,419              21%
                                                             =============     ==============    =============
                Total                                                  15       $  5,352,955             100%

         Maturing 12/31/04 and prior                                    3       $    425,927               8%
         Maturing prior to 12/31/05                                     2            690,125              13%
         Maturing prior to 12/31/06                                     2            296,716               6%
         Maturing after 12/31/06                                        8          3,940,187              73%
                                                             =============     ==============    =============
                Total                                                  15       $  5,352,955             100%

         Average Loan                                                           $    356,864               7%
         Largest Loan                                                              2,103,300              39%
         Smallest Loan                                                                31,578            0.59%
         Average Loan-to-Value, based upon appraisals
           and senior liens at date of inception of loan                                               77.68%

     The Partnership's largest loan in the principal amount of $2,103,300 represents 39.29% of outstanding secured loans and 32.48% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans. In this instance all of these factors affected this loan. Chief among them was a restructure of two loans with outstanding principal plus accrued interest, late fees and advances into one new loan with an outstanding balance of $2,103,300.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at September 30, 2004 and 2003. The borrower accounted for approximately 57% and 64% of the loan balances at such dates. This borrower has two loans secured by separate properties in the principal amounts of $2,103,300 and $956,800 as of September 30, 2004. Neither of these loans is included as either past due or 90 days of more past maturity.

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

     At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the nine and three month periods ended September 30, 2004 and 2003, the Partnership made distributions of earnings to limited partners of $83,945 and $83,254 for the nine month periods and $28,972 and $27,845 for the three month periods, respectively. Distribution of earnings to limited partners for the nine and three month periods ended September 30, 2004 and 2003, to limited partners' capital accounts and not withdrawn, was $161,550 and $164,691 for the nine month periods and $55,648 and $54,470 for the three month periods, respectively. As of September 30, 2004 and 2003, limited partners electing to withdraw earnings represented 34% and 35% of the limited partners' outstanding capital accounts, respectively.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the nine and three month periods ended September 30, 2004 and 2003, $130,599 and $44,943 for the nine month periods and $27,563 and $29,409 for the three month periods, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of September 30, 2004 and 2003, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the nine and three month periods ended September 30, 2004 and 2003, $183,488 and $255,966 for the nine month periods and $67,402 and $70,149 for the three month periods, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

Current Economic Conditions.

     On July 1 and September 1, 2004, the Federal Reserve increased the Federal Funds Rate by one quarter percentage point (1/4 of one percent) each time to 1.50%. These were the first Federal Funds Rate increase in more than three years and may indicate that the Federal Reserve has changed its interest rate policy to increased rates for the foreseeable future. A 1/2 of one percent upward shift in the Federal Funds Rate will have an almost negligible effect upon the interest rates the Partnership charges borrowers. If, however, there are future interest rate increases or if they remain at their current levels, borrowers will no longer be encouraged through continually declining interest rates to prepay their debts through refinancing of their obligations. This could mean that the Partnership may begin experiencing less prepayments by borrowers in its portfolio. This would reduce the need for the Partnership to replace these prepaid loans with new loans at lower interest rates. Additionally, the overall real estate marketplace has become much more active in the last nine months, particularly in Northern California. The general partners believe that the average loan portfolio interest rate may decline as some remaining borrowers that did not refinance their loans to lower interest rates take advantage of the current low rates of interest available. Based upon existing note rates in the portfolio and the Partnership's expectations of stable interest rates in the near future, the Partnership anticipates that the average loan portfolio interest rate will decline 5 to 20 basis points over the remainder of 2004. From the general partners' experience, we anticipate that the annualized yield for 2004 will range between 4.75% and 5.00%.

     The Partnership makes loans primarily in Northern California. As of September 30, 2004, approximately 89%, ($4,760,387) of the loans held by the Partnership were in six San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has felt the slow down in economic growth and increasing unemployment.

     In 2004 the Northern California economy has begun to rebound. Unemployment is still a concern as job creation is an important aspect of continued economic expansion. The unemployment rate in California was 5.9% as of September, 2004 as compared to an unemployment rate of 6.7% in September, 2003. This decrease in unemployment indicates improvement but is still higher than many economists would like. The Labor Department reported that the consumer price index rose 0.6% in September, 2004 and for the first nine months of this year, consumer prices went up at an annual rate of 3.5%, compared with a rate of 1.9% for all of 2003. In July and September, 2004, the Federal Reserve, after more than three years of lowering its core interest rates, raised its core interest rate .25% in each of these months to 1.50%. This marks a dramatic change in policy from lowering interest rates to a probable policy of raising interest rates over the foreseeable future. Real estate prices are, in part, directly impacted by the cost of money. The value of real estate is important to the partnership as real estate collateral is backing each of our loans. At current interest rates, demand for residential real estate is at all time highs. DataQuick Information Systems reported all time high numbers in July and August, 2004 for many tracked California real estate categories. These included a record $520,000 median sales price for a San Francisco Bay Area home. In July, 2004 there was a total of 12,862 house and condominium sales in the nine county San Francisco Bay Area marketplace. In August, 2004 there was 12,674 sales recorded. This was due to strong demand, increased inventory and continued low mortgage interest rates. Home affordability in San Francisco, as measured by the affordability index stood at 11% for September, 2004, down from 12% in August, 2004. Many buyers are expecting interest rates to rise over the next year so they are doing their buying now rather than later. Interest rates have cooperated, dropping to an average of 5.75% as of September 16, 2004 from 5.83% as of September 9, 2004. For the partnership, stable and rising residential real estate values are good as the partnership is more collateral dependent than credit dependent in its loan underwriting decisions. A strong and active real estate marketplace also serves to produce a substantial number of real estate financing opportunities which the partnership may compete for.

     The San Francisco Bay Area commercial real estate marketplace is on the rebound. Grubb and Ellis reports that downtown San Francisco building sales through the third quarter of 2004 are tracking to beat $2.4 billion, which was the all time high set in 2000. Additionally, Grubb and Ellis reports that there has been five consecutive quarters of positive net rental absorption or 1.1 million square feet over these same five quarters and 670,000 square feet in 2004. Vacancy rates declined to 21.2% or 2.9 percentage points from the peak in the second quarter of 2002. Grubb and Ellis also reports that asking rents increased albeit a minimally by 21 cents per square foot. CB Richard Ellis reports overall vacancy considerably lower at 17.4% and puts absorption at 884,421 square feet for 2004. In any case, the commercial market is improving. Improved occupancies in commercial properties will assist owners of those properties in handling their debt payments. Improved occupancies will stabilize commercial real estate values, which is a benefit to the partnership.

     For Partnership loans outstanding as of September 30, 2004, the Partnership had an average loan to value ratio of 77.68%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


Part I - Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, and loans held in the Partnership's portfolio as of September 30, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2004:

                                 2004          2005        2006         2007       2008      Thereafter        Total
                              ----------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts          $ 230,460                                                                   $  230,460
Average interest rate              1.00%                                                                        1.00%
Unsecured loans                                                    $  256,536                              $  256,536
Loans secured by deeds
   of trust                    $ 425,927     690,125     296,716    3,205,428         -       734,759      $5,352,955
Average interest rate             10.15%       9.83%       7.85%        9.07%         -         9.21%           9.20%

Market Risk.

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of September 30, 2004 the general partners have determined that the allowance for loan losses and real estate owned of $1,091,792 (16.94% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of September 30, 2004, one loan was delinquent over 90 days in interest payments amounting to $144,349. Two loans, including the delinquent loan, totaling $175,927 were subject to workout agreements, which require the borrower to make regular monthly loan payments.

     The Partnership also owns (through previous foreclosure) two properties; a commercial property and other undeveloped land. The land is located in East Palo Alto, California. The land is owned with two other affiliated Partnerships. The Partnership's net investment in the land at September 30, 2004 is $130,215. The Partnership's net investment of $130,215 is 2% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment. There are no ongoing negotiations for the sale of this property.The second property is a commercial property located in Walnut Creek, California. This property was sold in October, 2004 at a loss of approximately $778,500, which will be offset fully against the loss reserve set aside for this property.


Part I - Item 4.    CONTROLS AND PROCEDURES

     As of September 30, 2004, the general partners of the Partnership carried out an evaluation, under the supervision and with the participation of the general partner's management, including the general partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Financial Officer of the general partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     The following compensation has been paid to the general partners and their affiliates for services rendered during the nine months ended September 30, 2004. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation    Description of Compensation and Services Rendered                  Amount
------------------------------------------------------------------------------------------------------------
I. Redwood Mortgage Corp.        Loan Servicing Fee for servicing loans.......................      $37,474

    General Partners
      &/or Affiliates            Asset Management Fee for managing assets.....................       $6,142

    General Partners             1% interest in profits.......................................       $2,480

     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):

Redwood Mortgage Corp.           Mortgage Brokerage Commissions for services in connection
                                 with the review, selection, evaluation, negotiation, and
                                 extension of the loans paid by the borrowers and not by
                                 the Partnership..............................................       $14,406

Redwood Mortgage Corp.           Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and
                                 escrow fees payable by the borrowers and not by the
                                 Partnership..................................................        $1,750

Gymno Corporation                Reconveyance Fee.............................................          $113

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . $9,923

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

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

              (99.1) Certification of Michael R. Burwell, General Partner

              (99.2) Certification of Michael R. Burwell, President,
                     Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

          (b) Form 8-K

              There were no 8-K filings in the quarter ended September 30, 2004.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of November 2004.

REDWOOD MORTGAGE INVESTORS VI


By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 15th day of November 2004.


       Signature                       Title                         Date


/S/ Michael R. Burwell
----------------------
Michael R. Burwell                General Partner              November 15, 2004


/S/ Michael R. Burwell
----------------------
Michael R. Burwell         President, Secretary/Treasurer &    November 15, 2004
                              CFO of Gymno Corporation
                              (Principal Financial and
                                 Accounting Officer);
                            Director of Gymno Corporation

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 15, 2004

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 15, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer, of Gymno
Corporation, General Partner
November 15, 2004

                                                                   Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
November 15, 2004