Form 10-K
period 2004-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 2005-03-31
CIK 811592

REDWOOD MORTGAGE INVESTORS VI
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2004

                                                       Part I

                                                                                                             Page No.
                                                                                                          ------------
Item 1   - Business                                                                                             3
Item 2   - Properties                                                                                           7
Item 3   - Legal Proceedings                                                                                    7
Item 4   - Submission of Matters to a Vote of Security Holders (Partners)                                       7

                                                       Part II


Item 5   - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters               8
Item 6   - Selected Financial Data                                                                              8
Item 7   - Management's Discussion and Analysis of Financial Condition and Results of Operations               10
Item 7a  - Quantitative and Qualitative Disclosures About Market Risk                                          18
Item 8   - Financial Statements and Supplementary Data                                                         20
Item 9   - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                41
Item 9a  - Controls and Procedures                                                                             41
Item 9b  - Other Information                                                                                   41

                                                      Part III


Item 10  - Directors and Executive Officers of the Registrant                                                  41
Item 11  - Executive Compensation                                                                              42
Item 12  - Security Ownership of Certain Beneficial Owners and Management                                      43
Item 13  - Certain Relationships and Related Transactions                                                      43
Item 14  - Principal Accountant Fees and Services                                                              43

                                                       Part IV

Item 15  - Exhibits, Financial Statements and Schedules                                                        44

Signatures                                                                                                     45

Certifications                                                                                                 46

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2004

                                       OR

        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 33-12519

                         REDWOOD MORTGAGE INVESTORS VI,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)

                   California                              94-3031211
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification)
                  or organization)

900 Veterans Blvd., Suite 500, Redwood City, CA              94063
   (address of principal executive offices)               (zip code)

                  (650) 365-5341
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:      NONE

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

Yes            XX             No
          --------------             -------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                           No          XX
          --------------             -------------

     As of June 30, 2004, the aggregate value of limited partnership Units held by non-affiliates was $6,473,257. This calculation is based on the capital account balance of the limited partners and excludes limited partnership Units held by the general partners.

Documents incorporated by reference:

     Portions of the Prospectus for Redwood Mortgage Investors VI, included as part of the form S-11 Registration Statement, SEC File No. 33-12519 dated September 3, 1987 and Supplement No. 6 dated May 16, 1989, are incorporated in Parts II, III, and IV.

                                     Part I


Item 1 - Business

     Redwood Mortgage Investors VI is a California Limited Partnership (the "Partnership"). Michael R. Burwell, an individual, and Gymno Corporation, a California corporation, are the general partners. The address of the general partners is 900 Veterans Blvd., Suite 500, Redwood City, California 94063. The Partnership's primary purpose is to invest its capital in first and second deeds of trust secured primarily by Northern California properties. Loans are arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners. The Partnership's objectives are to make investments which will: (i) provide the maximum possible cash returns which limited partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have earnings credited to their capital accounts and used to invest in Partnership activities; and (ii) preserve and protect the Partnership's capital. The Partnership's general business is more fully described under the section entitled "Investment Objectives and Criteria", pages 23-26 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated by reference.

     The Partnership was formed in September 1987, with an approved 120,000 Units of $100 each ($12,000,000). The Units were offered on a "best efforts" basis through broker/dealer member firms of the National Association of Securities Dealers, Inc. It immediately began issuing Units and began investing in loans in October 1987. The offering terminated in September 1989, and as of that date 97,725.94 limited partner Units were sold realizing proceeds of $9,772,594. At December 31, 2004, the Partnership had a balance of loans totaling $5,225,128 with interest rates thereon ranging from 6.50% to 10.50%.

     Currently first mortgage loans comprise 80.63% of the total amount of secured loan portfolio. Second mortgage loans comprise 19.37% of the secured loan portfolio. Owner-occupied homes, combined with non-owner occupied homes, total 25.20% of the secured mortgage loans. Secured mortgage loans to apartments make up 1.85% of the total secured loans portfolio. Commercial secured loans increased from last year, now comprising 72.95% of the portfolio, an increase of 4.20% from 2003. The major concentration of secured loans, comprising 88.67% of the total secured loans, are in four counties of the San Francisco Bay Area. The balance is primarily in Northern California. Currently secured loan size is averaging $373,223 per loan. Some of the secured loans are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 20.33%, based on senior loans and appraised values at the inception of our loan. Generally, the more equity, the more protection for the lender. The Partnership's loan portfolio had no properties in foreclosure as of the end of December 2004.

     Delinquencies are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For the year ended December 31, 2004 the Partnership did not take back any collateral from defaulted borrowers. During the year 2002, the Partnership acquired a piece of real estate property through foreclosure. This property consisted of four townhouses. The Partnership commenced refurbishment of the units and concluded a sale of the units in March 2004. A second property, acquired in 2000, was a commercial property located in Walnut Creek, California. The property was sold during the fourth quarter of 2004. The Partnership realized a loss upon the sale of both of these properties totaling approximately $783,000, which had previously been reserved for.

     The Partnership also owns (through previous foreclosure in April, 1993) one other property; undeveloped land. The land is located in East Palo Alto. The land is owned with two other affiliated partnerships. Currently the property is on the market for sale. The Partnership's net investment of $128,902 is 2.00% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity had been slow, but interest in land sales for commercial sites has been increasing.

     The Partnership's revenues decreased from $574,171 in 2002 to $491,640 in 2003, but increased to $538,737 in 2004. The decline from 2002 to 2003 was due largely to the decline in the average interest rate on loans, which was 8.16% in 2002 and 7.80% in 2003, and an increase in the average interest rate in 2004, which was 8.41%. Cash flow the Partnership generated from mortgage interest and loan pay-downs and pay-offs was used primarily to meet limited partner capital and earnings liquidations. For the three years ended December 31, 2004 withdrawals by limited partners were $602,753 in 2002, $506,503 in 2003 and $510,115 in 2004.

     During the year 2004, the Partnership's annualized yield on compounding accounts was 5.40% and on monthly distributing accounts it was 5.27%.

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

     Beginning in July of 2004, the Federal Reserve changed its interest rate policy from one of three years of continuously lowered interest rates, which hit a 40 year historic interest rate low, to one of tempered but gradual interest rate increases. In keeping with this new policy since July 2004, the Federal Reserve has increased the Federal Funds Rate by one quarter percentage point (1/4 of one percent) at each of its last five meetings to 2.25% as of March 22, 2005. This deliberate upward change in the Federal Funds Rate has caused short term interest rates to rise, and to a lesser degree, pushed longer term rates up as well. Nationally and more specifically in Northern California, the location of the majority of our lending activities, the economies are recovering from the economic downturn from 2000 to 2003. Employment and job creation is improving but is still lower than desirable. During 2004, the residential and commercial real estate markets in Northern California enjoyed a solid year of price appreciation. With the prospect of solid real estate values, low interest rates, and an improving economy, lenders of all types are anxious to lend money to borrowers secured by their real estate. Competition for loans is fierce. Additionally, those borrowers that had waited hoping to find the bottom of the interest rate cycle, have decided that the time has come to refinance their existing higher rate loans. This has caused a significant amount of loan runoff to lower interest rate lenders than the partnership. These two factors have made it difficult, particularly in the final quarter of the year 2004, to stay as fully invested as is optimum. It is anticipated that significant competition for loans will continue. Excess cash will be invested in short-term alternative investments, such as money market funds yielding considerably less than the current loan investment portfolio.

Secured Loan Portfolio

     As of December 31, 2004, a summary of the Partnership's secured loan portfolio is set forth below.

   Loans as a Percentage of Appraised Value

   First Trust Deed Loans                                        $   4,212,912
   Second Trust Deed Loans                                           1,012,216
                                                                ---------------
        Total loans                                              $   5,225,128

   Priority Positions due other Lenders at Time of Loan              3,026,354

        Total Debt                                               $   8,251,482
                                                                ===============

   Appraised Property Value at time of loan                      $  10,356,549

        Total Secured Loans as a % of Appraisal based on
         appraisals and prior liens at date of loan                     79.67%

   Number of Secured Loans Outstanding                                      14

   Average Secured Loan                                                373,223
   Average Secured Loan as a % of Net Assets                             5.80%
   Largest Secured Loan Outstanding                                  2,103,300
   Largest Secured Loan as a % of Net Assets                            32.71%
   Largest secured Loan as a % of Assets                                32.59%


   Secured Loans as a Percentage of Total Loans                     Percent
   -----------------------------------------------------        ---------------
   First Trust Deeds                                                    80.63%
   Second Trust Deeds                                                   19.37%
                                                                ---------------
        Total                                                          100.00%
                                                                ===============

   Secured Loans by Type of Property                                Amount            Percent
   -----------------------------------------------------        ---------------     -------------

   Owner Occupied Homes                                          $     627,579            12.01%
   Non-Owner Occupied Homes                                            689,017            13.19%
   Apartments                                                           96,716             1.85%
   Commercial                                                        3,811,816            72.95%
                                                                ---------------     -------------
        Total                                                    $   5,225,128           100.00%
                                                                ===============     =============

     The following is a distribution of secured loans outstanding as of December 31, 2003 by Counties:

                                                         Total
                    California County                Secured Loans     Percent
  ----------------------------------------------    --------------   -----------

  San Francisco Bay Area Counties
      Santa Clara                                    $  2,209,045        42.28%
      Alameda                                           1,953,623        37.39%
      San Francisco                                       325,000         6.22%
      San Mateo                                           145,106         2.78%
                                                    --------------   -----------
                                                        4,632,774        88.67%

  San Francisco Bay Area Adjacent Counties
      Monterey                                            200,000         3.83%
      Stanislaus                                          175,865         3.36%
                                                    --------------   -----------
                                                          375,865         7.19%

  Other California Counties
      Colusa                                              119,773         2.29%
      Sacramento                                           96,716         1.85%
                                                    --------------   -----------
                                                          216,489         4.14%

  Total                                              $  5,225,128       100.00%
                                                    ==============   ===========

Statement of Condition of loans:
  Number of Loans in Foreclosure                     0

     Scheduled maturity dates of secured loans as of December 31, 2004 are as follows:

                          Year Ending
                         December 31,
                   --------------------------

                             2005                   $   664,882
                             2006                       621,716
                             2007                     3,205,206
                             2008                             0
                             2009                       627,579
                          Thereafter                    105,745
                                                   -------------
                                                    $ 5,225,128
                                                   =============

     The Partnership's largest loan in the principal amount of $2,103,300 represents 40.25% of outstanding secured loans and 32.59% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans. In this instance all of these factors affected this loan. Chief among them was a restructure of two loans with outstanding principal plus accrued interest, late fees and advances into one new loan with an outstanding balance of $2,103,300.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at December 31, 2004 and 2003. The borrower accounted for approximately 59% and 58% of the loan balances at such dates. This borrower has two loans secured by separate properties in the principal amounts of $2,103,000 and $956,800 as of December 31, 2004.

     The scheduled maturities for 2005 include two loans for $175,865, representing 3.37% of the secured loan portfolio, past maturity at December 31, 2004. Additionally, one loan for $96,716 (1.85% of the secured loan portfolio) was categorized as impaired. A loan is categorized as impaired when events and/or changes in circumstances cause the management to have serious doubts about the collectibility of the contractual payments, and interest is no longer accrued. The Partnership occasionally allows borrowers to continue to make the regular interest payments on debt past maturity for periods of time. In many instances the interest rate on these past maturity loans is higher than currently existing interest rates. Interest payments on these loans were current, except for the one impaired loan where repayment was delinquent over 90 days. The borrowers on this impaired loan made a number of payments in 2004 and have reduced the advances on loans balance by $1,041 to $2,287 as of December 31, 2004.


Item 2 - Properties

     The Partnership did not take back any collateral security from borrowers in 2004 or 2003. During 2002, the Partnership took back one piece of real estate collateral through foreclosure. The Partnership, together with other partnerships, all affiliates of the general partners, owned the property. The property was a 4 unit condominium complex. During the year 2003, renovation work was completed and the property was placed on the market for sale. A purchase offer was accepted and the escrow closed in March, 2004. As of December 31, 2003, the carrying value of this property was $454,862. A second property, acquired in 2000, was a commercial property located in Walnut Creek, California. The property was sold in October, 2004. The Partnership realized a loss upon the sale of both of these properties totaling approximately $783,000, which had been anticipated and the loss was offset against reserve previously set aside for these properties.

     The Partnership also owns, through previous foreclosures, one other property; undeveloped land. The land is located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment in the land at December 31, 2004 is $128,902. Currently the property is on the market for sale. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity had been slow, but interest in land sales for commercial sites has been increasing.


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

                                     Part II


     Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters

     120,000 Units at $100 each (minimum 20 Units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in Part I item 1). All Units were sold to California residents. Investors have the option of withdrawing earnings on a monthly, quarterly or annual basis or having their earnings retained in the Partnership. Limited partners may withdraw from the Partnership in accordance with the terms of the partnership agreement subject to early withdrawal penalties. There is no established public trading market for the Units. As of December 31, 2004, 389 limited partners had a capital balance of $6,420,047.

     A description of the Partnership's Units, transfer restrictions, and withdrawal provisions is more fully described under the section entitled "Description of Units" and "Summary of the Limited Partnership Agreement", pages 38-42 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated by reference.


Item 6 - Selected Financial Data

     Redwood Mortgage Investors VI began operations in October, 1987. Its financial condition and results of operation as of and for the five years ended December 31, 2004 were:

                                 Balance Sheets

                                                                                December 31,
                                                ------------------------------------------------------------------------------

                                                    2004             2003            2002            2001             2000
                                                -------------    ------------    ------------    ------------    ------------
Cash                                             $ 1,090,027      $   32,160      $  341,127      $  190,414      $  354,860

Loans
   Loans, secured by deeds of trust                5,225,128       5,255,620       5,183,100       4,970,433       5,570,576
   Loans, unsecured                                  261,276         242,462         223,697          82,362          82,362

Interest and other receivables
   Accrued interest and late fees                     61,364          54,562          61,384         797,105         664,292

   Advances on loans                                   2,890           4,091          31,007         197,946         133,647

Less allowances for loan losses                    (315,751)       (279,865)       (275,294)       (370,612)       (261,452)
Note receivable - Redwood Mortgage Corp.                   -               -               -         178,200         125,000
Real estate held for sale, net                       128,902       1,312,773       1,234,541       1,093,503         767,583
                                                -------------    ------------    ------------    ------------    ------------

      Total assets                               $ 6,453,836      $6,621,803      $6,799,562      $7,139,351      $7,436,868
      ------------
                                                =============    ============    ============    ============    ============

                        Liabilities and Partners' Capital

                                                                                 December 31,
                                               ----------------------------------------------------------------------------------

                                                   2004              2003             2002              2001             2000
                                               -------------     -------------    -------------     -------------    ------------
Liabilities
  Accounts payable                              $    11,487       $    13,064      $    11,953       $    20,261      $   13,068
  Deferred interest on loans                              -                 -                -            74,022               -
  Payable to affiliates                              12,541            12,496           14,643            35,632               -
                                               -------------     -------------    -------------     -------------    ------------
      Total liabilities                              24,028            25,560           26,596           129,915          13,068
                                               -------------     -------------    -------------     -------------    ------------

Partners' capital
  Limited partners' capital, subject to
    Redemption                                    6,420,047         6,586,482        6,763,200         6,999,670       7,414,034
  General partners' capital                           9,761             9,761            9,766             9,766           9,766
                                               -------------     -------------    -------------     -------------    ------------

      Total partners' capital                     6,429,808         6,596,243        6,772,966         7,009,436       7,423,800
                                               -------------     -------------    -------------     -------------    ------------

      Total liabilities and partners' capital   $ 6,453,836       $ 6,621,803      $ 6,799,562       $ 7,139,351      $7,436,868
                                               =============     =============    =============     =============    ============

                              Statements of Income

                                                   2004             2003             2002              2001             2000
                                               -------------     -------------    -------------     -------------    ------------
Gross revenue                                   $   538,737       $   491,640      $   574,171       $   735,900      $  785,209
Expenses                                            191,585           158,524          204,188           309,249         307,280
                                               -------------     -------------    -------------     -------------    ------------
Net income                                      $   347,152       $   333,116      $   369,983       $   426,651      $  477,929
                                               =============     =============    =============     =============    ============

Net income:   to general partners (1%)          $     3,472       $     3,331      $     3,700       $     4,266      $    4,779
              to limited partners (99%)             343,680           329,785          366,283           422,385         473,150
                                               -------------     -------------    -------------     -------------    ------------

                                                $   347,152       $   333,116      $   369,983       $   426,651      $  477,929
                                               =============     =============    =============     =============    ============
Net income per $1,000 invested by
  limited partners for entire period:
     - where income is  compounded              $        54       $        50      $        54       $        59      $       62
                                               =============     =============    =============     =============    ============

     - where partner receives income in
         monthly distributions                  $        53       $        49      $        53       $        58      $       61
                                               =============     =============    =============     =============    ============

     Annualized yields when income is compounded or distributed monthly for the years 2000 through 2004 are outlined in the table below:

                                        Compounded         Distributed
                                      ---------------    ---------------

                    2000                  6.22%               6.05%
                    2001                  5.95%               5.79%
                    2002                  5.40%               5.27%
                    2003                  5.00%               4.89%
                    2004                  5.40%               5.27%

     The average annualized yield, when income is compounded from inception through December 31, 2004 was 6.84%. The average annualized yield, when income is distributed monthly, from inception through December 31, 2004 was 6.63%.

     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At December 31, 2004, we owned one real property that we had acquired through foreclosure in a prior year.

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

Forward Looking Statements.

     Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2005 annualized yield estimates. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the years ended December 31, 2004, 2003 and 2002, loan brokerage commissions paid by the borrowers were $24,156, $42,407 and $22,611, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $50,160, $48,759 and $138,851 were incurred for the years ended December 31, 2004, 2003 and 2002, respectively.

     These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the Partnership, then net income would have been reduced by approximately $25,000 in 2004. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the Partnership's agreement directly impacts the yield to the limited partners.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $8,160, $8,427 and $8,677, were incurred by the Partnership for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2003 and 2004, a general partner, Gymno Corporation, had contributed $9,772 as capital in accordance with
Section 4.02(a) of the partnership agreement.

     Results of  Operations - For the years ended  December  31, 2004,  2003 and
2002

     Changes in the Partnership's operating results for the years ended December 31, 2004 and 2003 are discussed below.

                                              Changes during the year ended December 31,

                                                       2004                2003
                                                   ------------        ------------
Net income increase/(decrease)                      $   14,036          $ (36,867)
                                                   ============        ============
 Revenue
  Interest on loans                                     34,936            (97,048)
  Interest-interest bearing accounts                     2,435             (2,067)
  Late charges and other fees                            9,726              23,712
  Interest on promissory note                                -             (7,128)
  Mortgage servicer subsidy                                  -                   -
                                                   ------------        ------------
                                                    $   47,096          $ (82,531)
                                                   ------------        ------------

 Expenses
  Mortgage servicing fees                             $  1,401          $ (90,092)
  Asset management fees                                  (267)               (250)
  Clerical costs from Redwood Mortgage Corp.           (4,232)             (5,833)
  Provision for losses on loans and real estate         31,301              10,449
  Professional services                                  7,153               6,143
  Other                                                (2,295)              33,919
                                                   ------------        ------------
                                                    $   33,061          $  (45,664)
                                                   ------------        ------------

      Net income increase/(decrease)                $    14,036         $  (36,867)
                                                   ============        =============

     The increase in interest on loans of $34,936 for the year ended December 31, 2004 versus December 31, 2003 was due primarily to an interest rate increase on two loans totaling $3,060,100 in 2004. This increase alone generated additional interest income of $32,514 to the Partnership. The decrease in interest on loans of $97,048 for the year ended December 31, 2003 versus December 31, 2002 was due primarily to the collection of interest of $58,051 on two past due, impaired loans in 2002. Interest income was $490,786, $455,850 and $552,898 for the years ended December 31, 2004, 2003 and 2002, respectively. The average interest rate in 2004 was 9.37% versus 8.73% for 2003 and 10.89% for 2002. The higher average interest rate in 2004 helped increase interest on loans.

     The increase in late charge revenue and other fees of $9,726 for the year ended December 31, 2004 versus December 31, 2003 was due to the receipt of non-refundable option payments, on real estate held for sale of $28,929; offset by a decrease in late fees and miscellaneous income of $19,203. The increase in late charge revenue and other fees of $23,712 for the year ended December 31, 2003 versus December 31, 2002, represents an increase of $5,436 in late charge revenue and $18,280 in other income.

     The increase in interest-interest bearing accounts of $2,435 for the year ended December 31, 2004 versus December 31, 2003 and a decrease of $2,067 for the year ended December 31, 2003 versus December 31, 2002, represents interest earned on an average balance deposit of $561,094, $186,644 and $452,414 in the interest bearing accounts for the years ended December 31, 2004, 2003 and 2002, respectively.

     The increase in loan servicing fees of $1,401 for the year ended December 31, 2004 versus December 31, 2003 was due to an overall higher average loan portfolio balance of $5,240,374 in 2004 versus $5,219,360 in 2003; offset by the collection of delinquent interest from a loan that paid off in 2003. The decrease in loan servicing fees of $90,092 for the year ended December 31, 2003 versus December 31, 2002 was due to the collection of interest on past due impaired loans in 2002 and hence the related receipt of servicing fees as discussed above.

     The decrease in asset management fees of $267 and $250 for the years ended December 31, 2004 and 2003, respectively, was primarily attributable to declining balances of limited partners' capital, which were $6,763,200, $6,586,482, and $6,420,047 at December 31, 2002, 2003 and 2004, respectively.

     The increase in the provision for losses on loans and real estate held for sale of $31,301 and $10,449 for the years ended December 31, 2004 and 2003, respectively, was a result of increased reserves for a slightly increased average loan portfolio balance to a level deemed appropriate by Partnership's management.

     The increase in professional services of $7,153 and $6,143 for the years ended December 31, 2004 and 2003, respectively, was primarily attributable to general accounting cost increases.

     The decrease in other expenses of $2,295 for the year ended December 31, 2004 versus December 31, 2003 was primarily attributable to the reduction in costs associated with the upkeep of existing real estate properties held for sale. The increase of $33,919 for the year ended December 31, 2003 versus December 31, 2002 was primarily a result of the Partnership's commencement in 2003 of the expensing of the upkeep costs of real estate held for sale as refurbishment of properties had been completed.

     The reduction in clerical costs of $4,232 and $5,833 for the years ended December 31, 2004 and 2003, respectively, was primarily attributable to reduced clerical costs in servicing this Partnership.

     As of September 2, 1989, the date the offering of the Partnership's limited partner Units was formally closed, the Partnership had sold 97,725.94 limited partner Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. On December 31, 2004 the Partnership's net capital totaled $6,429,808.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding as of December 31, 2004, 2003 and 2002 were $5,225,128, $5,255,620 and $5,183,100, respectively. The average loan balances over this time period have remained relatively stable as the Partnership utilized income, loan pay offs and proceeds from the sale of real estate held for sale properties to meet limited partner capital liquidations and make additional loans. During the years ended December 31, 2004, 2003 and 2002 loan principal collections and sale proceeds of the properties exceeded limited partner liquidations.

     In 2004 the Partnership funded $869,415 in new loans versus pay-offs of $899,907. This lower loan activity in 2004 was largely due to lack of attractive loans. Loan balances decreased by $30,492 (0.58%) in 2004, but increased by $72,520 (1.40%) in 2003 and by $212,667 (4.28%) in 2002. The increases were due to the availability of loans in the market and the Partnership's ability to fund during 2003 and 2002. The Partnership funded $1,637,342 and $900,418 in new loans as against loan pay-offs of $1,564,808 and $1,265,798 in 2003 and 2002, respectively.

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

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003 the California economy has stabilized. During 2004 the economy and the Northern California real estate market has strengthened. At December 31, 2004 the Partnership had one loan past due 90 days or more in interest payments totaling $96,718. As of December 31, 2004 the Partnership has two loans which are making current monthly payments but are past maturity. These past maturity loans have a principal balance of $175,865. The Partnership considers one loan in the principal amount of $96,718, which is past due 90 days or more in interest payments, to be impaired, which means that interest is no longer being accrued and that payments received will be applied to reduce the outstanding loan balances, including accrued interest and advances. The Partnership does not have any filed notices of default, which would begin the foreclosure process at December 31, 2004. The Partnership may enter into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on three loans totaling $272,581 (5.22% of the secured loan portfolio) as of December 31, 2004. These borrowers in workout agreements are included in the delinquent and/or past matured loans. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The delinquency and workout agreements existing at December 31, 2004, in management's opinion, do not have a material effect on our results of operations or liquidity. These workouts and delinquencies have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     As of December 31, 2004, 2003 and 2002, the Partnership's real estate held for sale balance was $128,902, $1,312,773 and $1,234,541, respectively. The decrease in the real estate held for sale balance of $1,183,871 from December 31, 2003 to December 31, 2004 was due to the sale of two of the properties. During 2002, the Partnership took back one piece of real estate collateral through foreclosure. The Partnership, together with other partnerships, all affiliates of the general partners, owned the property. The property was a 4 unit condominium complex. During the year 2003, renovation work was completed and the property was placed on the market for sale. A purchase offer was accepted and the escrow closed in March, 2004. The Partnership sustained a loss of approximately $5,800, which had been anticipated and reserved for. In October 2004, the Partnership sold another real estate held for sale property at a loss of approximately $778,500 which was previously fully reserved for. The Partnership has not taken back any collateral security from borrowers in 2004. The Partnership's real estate held for sale inventory was reduced to one property. This remaining property is an undeveloped piece of land. The land is located in East Palo Alto, California. The Partnership has held its interest in this land since April, 1993. The land is owned with two other affiliated partnerships. Currently, the Partnership is not in contract or negotiating with any interested parties for the sale of this property. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity had been slow, but interest in land sales for commercial sites has been increasing.

     Management provided $35,886 and $4,585 as provision for loan losses for the years ended December 31, 2004 and 2003, respectively. The amount of the provision for loan losses is to build up the allowance for potential losses as the Partnership's average loan portfolio increases. The Partnership may restructure loans. This is done through the modification of an existing loan or by re-writing a whole new loan. It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate, or granting an additional loan. In 2002, the Partnership restructured four previously impaired loans into two new loans with a lower interest rate. The amount restructured was $3,060,100. As of December 31, 2004, there was a collateral shortfall on the restructured loans, ranging from approximately $194,000 to $337,000, that has not been reserved for. During 2002, Redwood Mortgage Corp. provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under certain loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal due to the Partnership.

Borrower Liquidity and Capital Resources.

     The Partnership relies upon loan payoffs and borrowers' mortgage payments for the source of funds for loans. Over the past several years, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership. If interest rates were to increase substantially, the yield of the Partnership's loans may provide lower yields than other comparable debt-related investments. Additionally, since the Partnership has historically made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the Partnership could see significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest may cause a dilution of the Partnership's yield on loans, thereby lowering the Partnership's overall yield to the limited partners. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow exceeds Partnership expenses and earnings requirements.

     At the time of subscription to the Partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the Partnership, or to compound earnings in their capital account. If one initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. Earnings allocable to limited partners who elect to compound earnings in their capital account, will be retained by the Partnership for making further loans or for other proper Partnership purposes, and such amounts will be added to such limited partners' capital accounts.

     For the years ended December 31, 2004, 2003 and 2002, the Partnership made distributions of earnings to limited partners of $120,015, $115,254 and $130,296, respectively. Distribution of earnings to limited partners for the years ended December 31, 2004, 2003 and 2002, to limited partners' capital accounts and not withdrawn, was $223,665, $214,531 and $235,987, respectively. As of December 31, 2004, 2003 and 2002, limited partners electing to withdraw earnings represented 34%, 35% and 35%, respectively, of the limited partners outstanding capital accounts. This percentage range has remained relatively stable.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of Partnership Agreement). For the years ended December 31, 2004, 2003 and 2002, $142,997, $93,770 and $78,674, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2004, 2003 and 2002, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 2004, 2003 and 2002, $247,103, $297,479 and $393,784, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides.

     Actual liquidation of both capital and earnings for the three years ended December 31, 2004 was:

                                     Years ended December 31,
                         ----------------------------------------------

                             2004              2003              2002
                         ------------     ------------     ------------
  Earnings                $  120,015       $  115,254       $  130,296
  Capital                    390,100          391,249          472,457
                         ------------     ------------     ------------

  Total                   $  510,115       $  506,503       $  602,753
                         ============     ============     ============

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

Current Economic Conditions.

     From July 1 through December 31, 2004, the Federal Reserve increased the Federal Funds Rate four times by one quarter percentage point (1/4 of one percent) each time to 2.00%. These were the first Federal Funds Rate increase in more than three years and may indicate that the Federal Reserve has changed its interest rate policy to increased rates for the foreseeable future. A 1.00% upward shift in the Federal Funds Rate will not have a material effect upon the interest rates the Partnership charges borrowers. If, however, there are future interest rate increases or if they remain at their current levels, borrowers will no longer be encouraged through continually declining interest rates to prepay their debts through refinancing of their obligations. This could mean that the Partnership may begin experiencing less prepayments by borrowers in its portfolio. This would reduce the need for the Partnership to replace these prepaid loans with new loans at lower interest rates. Additionally, the overall real estate marketplace has become much more active in the last twelve months, particularly in Northern California. The general partners believe that the average loan portfolio interest rate may decline as some remaining borrowers that did not refinance their loans to lower interest rates take advantage of the current low rates of interest available. Based upon existing note rates in the portfolio and the Partnership's expectations of stable interest rates in the near future, the Partnership anticipates that the average loan portfolio interest rate will stabilize during 2005. From the general partners' experience, we anticipate that the annualized yield for 2005 will range between 5.75% and 6.50%.

     The Partnership makes loans primarily in Northern California. As of December 31, 2004, approximately 89%, ($4,632,774) of the loans held by the Partnership were in four San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States economy, which includes lower earnings, losses and layoffs.

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

     The residential real estate market in California continues to appreciate. The San Francisco Chronicle dated January 20, 2005 reported that "Despite earlier forecasts of softer housing demand in 2004, low interest rates drove the Bay Area real estate market to record levels last year. The median sale price of a single-family home in 2004 was $532,000, a 17% rise over $455,000 in 2003 and the highest for any year since 1988, real estate information firm DataQuick reported Wednesday. A total of 134,848 houses and condos changed hands in the nine counties in 2004, blowing past the previous peak of 122,149 set in 2003. December, traditionally a slow time for real estate sales, closed out 2004 in strong - although not record-setting - fashion. The median price for a single-family home hit $554,000, a 17% jump over the December 2003 median. The record median of $560,000 was set in November. The housing boom wasn't expected to last through 2004. In the face of anticipated interest rate hikes, many economists had predicted that local and national real estate markets would cool. But after mortgage rates rose for several weeks in the spring, disappointing job growth reignited fears about the economy, driving rates lower. The uncertainty created by both rising and falling rates prompted buyers to jump into the housing market. John Karevoll, [a researcher at DataQuick in La Jolla (San Diego County)] expects appreciation rates to ease from the mid to high teens to the single digits once the benchmark 30-year fixed mortgage rate climbs closer to
6.5 or 7.0% later in the year. Last week, mortgage giant Freddie Mac said the 30-year fixed rate hit 5.74%."

     While the residential market outlook remains strong overall the commercial real estate market appears equally as strong. As reported in the San Francisco Business Times for the week of January 7-13, 2005 "The numbers are in and they're looking pretty. San Francisco office market fundamentals improved during the last quarter of 2004, with overall vacancy shrinking to between 15.4% and 19%, depending on which brokerage firm is crunching the numbers. Main reasons? Dwindling supply due to stalemated construction, a handful of residential conversions and a hopped-up tally of positive net absorption. According to Tove Nilsen, Colliers International's director of market research, the S.F office market as a whole logged 699,843 square feet of positive absorption during the last quarter of the year, bringing the annual total to 1.2 million square feet. Cushman & Wakefield Senior Research Associate Brad Van Blois (who counts 1.198 Million square feet of overall net absorption for the year) attributes a big chunk of that - 302,610 square feet - to fresh companies moving to town. Space-hungry/expanding companies also made this the sixth consecutive quarter for positive net absorption - a marked turnaround from the exodus of mid-2000 to mid-2003. And rents? They stabilized. For the year, city-wide Class A direct rent decreased 1.9% to $28.80 per square foot, Class B space slipped 1.6% to $22.80 and Class C declined 4.3% to $19.44, according to Cushman & Wakefield. Class A rents in the commercial business district also dropped, to $30.48 in the fourth quarter compared to $30.60 during the same period last year, also according to Van Blois. But prime Class A space in the financial district is getting harder to come by, with the sweetest sublease space now soaked up by other tenants and mostly commodity space left. Class A space in the financial district was $31.15, up from $30.36 the previous quarter, according to Nilsen. As expected, commercial building sales - the hot ticket for all of last year - beat all previous records. Low interest rates and pent up demand pushed dozens of investors to buy a whopping $2.5 billion in commercial buildings in the city this year, beating the $2.4 billion record set in 2000, according to Nilsen. [Van Blois] added: "The market fundamentals have improved each quarter, and it's encouraging, but overall we still have a long way to go." Sales stayed steady through the year end, with 23 commercial and industrial properties closing escrow during the month of November, according to Jennifer Raike of Old Republic Title Co.'s monthly list of transactions."

     As of December 31, 2004, the Partnership had an average loan to value ratio based on appraised values and prior liens as of the date the loan was made of 79.67%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal of prior liens through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations Table. - None


Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, and loans held in the Partnership's portfolio as of December 31, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair values as of December 31, 2004:

                                    2005          2006        2007        2008       2009       Thereafter       Total
                               ------------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts           $ 1,075,231                                                                   $1,075,231
Average interest rate                 1.20%                                                                        1.20%
Loans secured by deeds
   of trust                     $   664,882      621,716    3,205,206         -      627,579      105,745     $5,225,128
Average interest rate                10.00%        9.23%        9.07%         -        9.08%       10.00%          9.23%

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

PORTFOLIO REVIEW - For the years ended December 31, 2004, 2003 and 2002.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2004, 2003 and 2002 the Partnership's loans secured by real property collateral in four San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara and Alameda) represented $4,632,774 (89%), $4,905,347 (93%) and $4,588,023 (89%),
respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of December 31, 2004, 2003 and 2002 the Partnership held 14, 16 and 22 secured loans, respectively, in the following categories:

                                               December 31,                   December 31,                   December 31,
                                                   2004                           2003                           2002
                                        ---------------------------    ---------------------------     --------------------------

Single family residence (1-4 units)      $1,316,596         25.20%      $1,505,710         28.65%       $  824,381        15.91%
Multiple family dwellings (5+ units)         96,716          1.85%         136,841          2.60%          566,600        10.93%
Commercial                                3,811,816         72.95%       3,613,069         68.75%        3,792,119        73.16%
                                        ------------    -----------    ------------    -----------     ------------    ----------

Total                                    $5,225,128        100.00%      $5,255,620        100.00%       $5,183,100       100.00%
                                        ============    ===========    ============    ===========     ============    ==========

     As of December 31, 2004, the Partnership held 14 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of December 31, 2004:


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                             As of December 31, 2004

                                                              # of Loans          Amount           Percent
                                                              ------------     --------------    -------------

         1st Mortgages                                                  9       $  4,212,912              81%
         2nd Mortgages                                                  5          1,012,216              19%
                                                              ============     ==============    =============
                Total                                                  14       $  5,225,128             100%

         Maturing 12/31/05 and prior                                    3           $664,882              13%
         Maturing prior to 12/31/06                                     3            621,716              12%
         Maturing prior to 12/31/07                                     3          3,205,206              61%
         Maturing after 12/31/07                                        5            733,324              14%
                                                              ============     ==============    =============
                Total                                                  14       $  5,225,128             100%

         Average Loan                                                           $    373,223               7%
         Largest Loan                                                              2,103,300              40%
         Smallest Loan                                                                31,516            0.60%
         Average Loan-to-Value, based upon appraisals
           and senior liens at date of inception of loan                                               79.67%

     The Partnership's largest loan in the principal amount of $2,103,300 represents 40.25% of outstanding secured loans and 32.59% of Partnership assets. Larger loans can sometimes represent over 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and also as a result of the restructuring several loans into one loan. These factors were all present in this situation. Chief among them was the restructuring of two loans with outstanding principal plus accrued interest, late fees and advances into one new loan with an outstanding balance of $2,103,300.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at December 31, 2004, 2003 and 2002. The borrower accounted for approximately 59%, 58% and 62%, respectively, of the loan balances at such dates. This borrower has two loans secured by separate properties in the principal amounts of $2,103,300 and $956,800 as of December 31, 2004. Neither of these loans is considered past due 90 days or past maturity. Due to a collateral shortfall on these loans Redwood Mortgage Corp. has provided an indemnity to the Partnership.


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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 2004 the general partners have determined that the allowance for loan losses of $315,751 (4.91% of net assets) and the allowance for real estate held for sale of $1,313 is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of December 31, 2004, three loans were delinquent in interest payments or principal over 90 days.

     The Partnership may also make loans requiring periodic disbursements of funds. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed at simple interest method and only on the amounts disbursed on a daily basis. As of December 31, 2004 there were no such loans.


Item 8 - Financial Statements and Supplementary Data

A - Financial Statements

     The following financial statements of Redwood Mortgage Investors VI are included in Item 8:

o  Report of Independent Registered Public Accounting Firm
o  Balance Sheets - December 31, 2004, and December 31, 2003
o  Statements of Income for the years ended December 31, 2004, 2003 and 2002
o Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002
o  Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
o  Notes to Financial Statements

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                 Page No.
                                                             ---------------

   Report of Independent Registered Public Accounting Firm          23

   Balance Sheets                                                   24

   Statements of Income                                             25

   Statements of Changes in Partners' Capital                       26

   Statements of Cash Flows                                         27

   Notes to Financial Statements                                    28

   Supplemental Schedules

      Schedule II -  Valuation and Qualifying Accounts              38

      Schedule IV - Mortgage Loans on Real Estate                   39
          Rule 12-29 Loans on Real Estate

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                         12667 Alcosta Blvd., Suite 500
                               San Ramon, CA 94583
                                 (925) 790-2600


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Redwood Mortgage Investors VI
Redwood City, California

     We have audited the accompanying balance sheets of Redwood Mortgage Investors VI (a California limited partnership) as of December 31, 2004 and 2003 and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Redwood Mortgage Investors VI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Redwood Mortgage Investors VI is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Redwood Mortgage Investors VI's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VI as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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




                                       ARMANINO McKENNA LLP
San Ramon, California
February 14, 2005

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 2004 and 2003


                                     ASSETS

                                                         2004           2003
                                                     -------------  ------------

 Cash and cash equivalents                            $ 1,090,027    $   32,160
                                                     -------------  ------------

 Loans
   Loans, secured by deeds of trust                     5,225,128     5,255,620
   Loans, unsecured, net of discount of $93,822
    and $112,587 in 2004 and 2003, respectively           261,276       242,462
   Allowance for loan losses                            (315,751)     (279,865)
                                                     -------------  ------------
         Net loans                                      5,170,653     5,218,217
                                                     -------------  ------------

 Interest and other receivables
   Accrued interest and late fees                          61,364        54,562
   Advances on loans                                        2,890         4,091
                                                     -------------  ------------
         Total interest and other receivables              64,254        58,653
                                                     -------------  ------------

 Real estate held for sale, net                           128,902     1,312,773
                                                     -------------  ------------

         Total assets                                 $ 6,453,836    $6,621,803
                                                     =============  ============

                        LIABILITIES AND PARTNERS' CAPITAL

 Liabilities
   Accounts payable                                     $  11,487    $   13,064
   Payable to affiliate                                    12,541        12,496
                                                     -------------  ------------
         Total liabilities                                 24,028        25,560
                                                     -------------  ------------

 Partners' capital
   Limited partners' capital, subject to redemption     6,420,047     6,586,482
   General partners' capital                                9,761         9,761
                                                     -------------  ------------
         Total partners' capital                        6,429,808     6,596,243
                                                     -------------  ------------

         Total liabilities and  partners' capital     $ 6,453,836    $6,621,803
                                                     =============  ============



The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 2004, 2003 and 2002


                                                                  2004              2003              2002
                                                              --------------    --------------    --------------
     Revenues
        Interest on loans                                      $    490,786      $    455,850      $    552,898
        Interest - interest bearing accounts                          5,515             3,080             5,147
        Interest on promissory note                                       -                 -             7,128
        Late fees, prepayment penalties and fees                     42,436            32,710             8,998
                                                              --------------    --------------    --------------
                                                                    538,737           491,640           574,171
                                                              --------------    --------------    --------------

     Expenses
        Mortgage servicing fees                                      50,160            48,759           138,851
        Asset management fees                                         8,160             8,427             8,677
        Clerical costs from Redwood Mortgage Corp.                   12,807            17,039            22,872
        Provisions for (recovery of) losses on loans
           and real estate held for sale                             35,886             4,585           (5,864)
        Professional services                                        44,756            37,603            31,460
        Other                                                        39,816            42,111             8,192
                                                              --------------    --------------    --------------
                                                                    191,585           158,524           204,188
                                                              --------------    --------------    --------------

     Net income                                                $    347,152      $    333,116      $    369,983
                                                              ==============    ==============    ==============

     Net income
        General partners (1%)                                  $      3,472      $      3,331      $      3,700
        Limited partners (99%)                                      343,680           329,785           366,283
                                                              --------------    --------------    --------------

                                                               $    347,152      $    333,116      $    369,983
                                                              ==============    ==============    ==============

     Net income per $1,000 invested by limited
       partners for entire period
        Where income is reinvested and compounded              $         54      $         50      $        54
        Where partner receives income in monthly
           Distributions                                       $         53      $         49      $        53





The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   Statements of Changes in Partners' Capital
              For the Years Ended December 31, 2004, 2003 and 2002


                                                                 Limited          General
                                                                Partners          Partners         Total
                                                               ------------     ------------   ------------

         Balances at December 31, 2001                          $6,999,670       $    9,766     $7,009,436

            Net income                                             366,283            3,700        369,983

            Early withdrawal penalties                             (6,287)                -        (6,287)

            Partners' withdrawals                                (596,466)          (3,700)      (600,166)
                                                               ------------     ------------   ------------

         Balances at December 31, 2002                           6,763,200            9,766      6,772,966

            Net income                                             329,785            3,331        333,116

            Early withdrawal penalties                             (7,502)                -        (7,502)

            Partners' withdrawals                                (499,001)          (3,336)      (502,337)
                                                               ------------     ------------   ------------

         Balances at December 31, 2003                           6,586,482            9,761      6,596,243

            Net income                                             343,680            3,472        347,152

            Early withdrawal penalties                            (10,801)                -       (10,801)

            Partners' withdrawals                                (499,314)          (3,472)      (502,786)
                                                               ------------     ------------   ------------

         Balances at December 31, 2004                          $6,420,047       $    9,761     $6,429,808
                                                               ============     ============   ============





The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003 and 2002


                                                                       2004              2003             2002
                                                                   --------------    -------------    --------------
  Cash flows from operating activities
     Net income                                                     $    347,152      $   333,116      $    369,983
     Adjustments to reconcile net income to
       net cash provided by operating activities
       Provision (recovery) for loan losses
         and real estate                                                  35,886            4,585           (5,864)
       Early withdrawal penalties credited to income                    (10,801)          (7,502)           (6,287)
       Amortization of discount on unsecured loans                      (18,765)         (18,765)                 -
       Change in operating assets and liabilities
          Loans, unsecured                                                  (49)                -            82,362
          Accrued interest and late fees                                 (6,802)            6,822         (162,674)
          Advances on loans                                                1,201           26,916            74,251
          Accounts payable                                               (1,577)            1,111           (8,308)
          Payable to affiliate                                                45          (2,147)          (20,989)
          Deferred interest                                                    -                -          (74,022)
                                                                   --------------    -------------    --------------
  Net cash provided by operating activities                              346,290          344,136           248,452
                                                                   --------------    -------------    --------------

  Cash flows from investing activities
     Principal collected on loans                                        899,907        1,564,808         1,265,798
     Loans originated                                                  (869,415)      (1,637,342)         (900,418)
     Note receivable payments                                                  -                -           178,200
     Payments on real estate held for sale                                     -         (78,232)          (41,153)
     Proceeds from disposition of real estate                          1,183,871                -                 -
                                                                   --------------    -------------    --------------
  Net cash provided by (used in) investing activities                  1,214,363        (150,766)           502,427
                                                                   --------------    -------------    --------------

  Cash flows from financing activities
     Partners' withdrawals                                             (502,786)        (502,337)         (600,166)
                                                                   --------------    -------------    --------------

  Net increase (decrease) in cash and cash equivalents                 1,057,867        (308,967)           150,713

  Cash and cash equivalents at beginning of year                          32,160          341,127           190,414
                                                                   --------------    -------------    --------------

  Cash and cash equivalents at end of year                          $  1,090,027      $    32,160      $    341,127
                                                                   ==============    =============    ==============





The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


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

     Loans, secured by deeds of trust

     Loans generally are stated at their outstanding unpaid principal balance with interest thereon being accrued as earned.

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

     If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. At December 31, 2004 and 2003, there was one loan categorized as impaired by the Partnership for $96,716, with a reduction in the carrying value of the impaired loan of $14,596 at December 31, 2003. The reduction in the carrying value of the impaired loans was included in the allowance for loan losses. In 2004, it was determined that a reduction in carrying value was no longer required on this loan. The impaired loan had accrued interest, late charges and advances totaling $6,936 and $7,977 at December 31, 2004 and 2003. The average recorded investment in impaired loans was $96,716, $96,716 and $1,282,304 for the three years ended 2004, 2003 and
2002, respectively.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


2.     Summary of Significant Accounting Policies (continued)

     Loans, secured by deeds of trust (continued)

     At December 31, 2004 and 2003, the Partnership had three and two loans past due 90 days or more in interest payments or principal, including the impaired loan, totaling $272,581 and $241,070, respectively. In addition, accrued interest, late charges and advances on these loans totaled $4,249 and $18,073 at December 31, 2004 and 2003, respectively. The Partnership does not consider two of these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. At December 31, 2004 and 2003, as presented in Note 9, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated was 79.67% and 78.87%, respectively. When loans are considered impaired, the allowance for loan losses is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

     The composition of the allowance for loan losses as of December 31, 2004 and 2003 was as follows:

                                       2004            2003
                                   ------------    ------------

        Impaired loans              $        -      $   14,596
        Specified loans                  6,796          28,750
        General                         47,728               -
        Unsecured loans                261,227         236,519
                                   ------------    ------------

                                    $  315,751      $  279,865
                                   ============    ============

       Activity in the allowance for loan losses is as follows for the years ended December 31:

                                       2004              2003            2002
                                   ------------    ------------    ------------

        Beginning balance           $   279,865     $   275,294     $  370,612
        Provision for loan losses        35,886           4,585          3,083
        Recoveries                            -               -        (8,947)
        Restructures/transfers                -               -       (48,009)
        Write-offs                            -            (14)       (41,445)
                                   ------------    ------------    ------------

                                    $  315,751      $   279,865     $  275,294
                                   ============    ============    ============

     Cash and cash equivalents

     The Partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


2.     Summary of Significant Accounting Policies (continued)

     Real estate held for sale

     Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, plus any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell.

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

     Late fee revenue

     Late fees are generally charged at 6% of the monthly installment payment past due. During 2004, 2003 and 2002, late fee revenue of $2,009, $7,379, and $1,947, respectively, was recorded. The Partnership has a late fee receivable at December 31, 2004 and 2003 of $2,356 and $1,608, respectively.

     Recently issued accounting pronouncements

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


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

     The approval of the majority of limited partners is required to elect a new general partner to continue the Partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


3.     Other Partnership Provisions (continued)

     Liquidity, capital withdrawals and early withdrawals (continued)

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


4.     General Partners and Related Parties

     The following are commissions and fees that are paid to the general partners and affiliates:

     Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, affiliates of the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. In 2004, 2003 and 2002, loan brokerage commissions paid by the borrowers were $24,156, $42,407, and $22,611, respectively.

     Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $50,160, $48,759, and $138,851, were incurred for 2004, 2003 and 2002, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $12,541 and $12,496 at December 31, 2004 and 2003, respectively.

     Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Asset management fees of $8,160, $8,427, and $8,677 were incurred for 2004, 2003 and 2002, respectively.

     Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. These fees are incurred by the borrowers and paid to parties related to the general partners.

     Operating expenses

     Redwood Mortgage Corp.is reimbursed by the Partnership for all operating expenses incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2004, 2003 and 2002, operating expenses totaling $12,807, $17,039 and $22,872, respectively, were reimbursed to Redwood Mortgage Corp.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


5.     Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of December 31, 2004 and 2003:

                                                      2004            2003
                                                  ------------    ------------

       Costs of properties                         $  130,215      $2,096,964
       Reduction in value                             (1,313)       (784,191)
                                                  ------------    ------------

          Real estate held for sale, net           $  128,902      $1,312,773
                                                  ============    ============

     During 2004, the Partnership sold real estate with an original investment of $1,966,748, and a carrying value of $1,161,600, for $1,183,871. The original investment in this property had been reduced in prior years by management's estimate of the ultimate realizable value of the property.


6.     Income Taxes

     The following reflects a reconciliation of partners' capital reflected in the financial statements to the tax basis of Partnership capital:

                                                      2004             2003
                                                  -------------   -------------

     Partners' capital per financial statements    $ 6,429,808     $ 6,596,243
     Allowance for loan losses and real estate         317,064       1,064,056
                                                  -------------   -------------

           Partners' capital tax basis             $ 6,746,872     $ 7,660,299
                                                  =============   =============

     In 2004 and 2003, approximately 72% and 73%, respectively, of taxable income was allocated to tax-exempt organizations (e.g., retirement plans).


7.     Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash  equivalents - The carrying amount equals fair value. All
amounts,   including   interest-bearing   accounts   are  subject  to  immediate
withdrawal.

     (b) Secured loans carrying value was $5,225,128 and $5,255,620 at December 31, 2004 and 2003, respectively. The fair value of these loans of $5,209,821 and $4,997,256, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


8.     Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At December 31, 2004 and 2003, there were 14 and 16 secured loans outstanding respectively, with the following characteristics:

                                                                            2004             2003
                                                                        -------------    -------------

             Number of secured loans outstanding                                  14               16
             Total secured loans outstanding                             $ 5,225,128      $ 5,255,620

             Average secured loan outstanding                            $   373,223      $   328,476
             Average secured loan as percent of total secured loans            7.14%            6.25%
             Average secured loan as percent
                of partners' capital                                           5.80%            4.98%

             Largest secured loan outstanding                            $ 2,103,300      $ 2,103,300
             Largest secured loan as percent of total secured loans           40.25%           40.02%
             Largest secured loan as percent of partners' capital             32.71%           31.89%
             Largest secured loan as percent of total assets                  32.59%           31.73%

             Number of counties where security
                is located (all California)                                        8                8

             Largest percentage of loans in one county                        42.28%           42.06%

             Average secured loan to appraised value
                of security based on appraised values and prior
                liens at time loan was consummated                            79.67%           78.87%

             Number of secured loans in foreclosure status                         -                -
             Amount of secured loans in foreclosure                      $         -      $         -

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


8.     Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at December 31, 2004 and 2003:

                                                                        2004              2003
                                                                    --------------    -------------

             First trust deeds                                       $  4,212,912      $ 3,983,032
             Second trust deeds                                         1,012,216        1,272,588
                                                                    --------------    -------------
                    Total loans                                         5,225,128        5,255,620
             Prior liens due other lenders at time of loan              3,026,354        2,377,041
                                                                    --------------    -------------

                    Total debt                                       $  8,251,482      $ 7,632,661
                                                                    ==============    =============

              Appraised property value at time of loan               $ 10,356,549      $ 9,677,215
                                                                    ==============    =============

                    Total loans as percent of appraisals                   79.67%           78.87%
                                                                    ==============    =============

              Loans by type of property
                Owner occupied homes                                 $    627,579      $   640,000
                Non-owner occupied homes                                  689,017          865,710
                Apartments                                                 96,716          136,841
                Commercial                                              3,811,816        3,613,069
                                                                    --------------    -------------

                                                                     $  5,225,128      $ 5,255,620
                                                                    ==============    =============

     Interest rates on the loans range from 6.50% to 10.50% at December 31, 2004, and 6.50% to 10.75% at December 31, 2003.

     Scheduled maturity dates of secured loans as of December 31, 2004 are as follows:

               Year Ending December 31,
             ------------------------------

                         2005                   $    664,882
                         2006                        621,716
                         2007                      3,205,206
                         2008                              -
                         2009                        627,579
                      Thereafter                     105,745
                                               --------------

                         Total                  $  5,225,128
                                               ==============

     The remaining scheduled maturities for 2005 include $175,865 in two loans, which were past maturity at December 31, 2004 and are included in the total of loans 90 days or more delinquent presented in Note 2. Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.

     Cash deposits at December 31, 2004, exceeded federal insurance limits (up to $100,000 per bank) by approximately $1,087,000.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


8.     Asset Concentrations and Characteristics (continued)

     The Partnership has a substantial amount of its loan receivable balance from one borrower at December 31, 2004 and 2003. This borrower accounted for approximately 59% and 58% of the secured loan balances at such dates. This borrower accounted for approximately 57%, 47% and 31% of interest on loans for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and December 31, 2003, the collateral value securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal due to the Partnership. Neither of these loans is past due 90 days or more on interest payments nor are they past maturity.


9.     Commitments and Contingencies

     Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers. The Partnership is not obligated to fund additional money as of December 31, 2004. There are three loans totaling $272,581 in workout agreements as of December 31, 2004.

     Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


10.    Selected Financial Information (Unaudited)

                                                                          Calendar Quarter
                                                    ------------------------------------------------------------

                                                       First           Second          Third           Fourth          Annual
                                                    -----------     ------------   -------------    ------------    ------------
     Revenues
        2004                                         $ 130,206       $  140,121     $   135,904      $  132,506      $  538,737
        2003                                         $ 110,453       $  149,615     $   107,613      $  123,959      $  491,640

     Expenses
        2004                                         $  48,590       $   59,237     $    50,429      $   33,329      $  191,585
        2003                                         $  35,041       $   57,724     $    24,466      $   41,293      $  158,524

     Net income allocated to general partners
        2004                                         $     816       $      809     $       855      $      992      $    3,472
        2003                                         $     754       $      919     $       832      $      826      $    3,331

     Net income allocated to limited partners
        2004                                         $  80,800       $   80,075     $    84,620      $   98,185      $  343,680
        2003                                         $  74,658       $   90,972     $    82,315      $   81,840      $  329,785

     Net income per $1,000 invested
        where income is
          Compounded
            2004                                     $      12       $         12   $        13      $       17      $       54
            2003                                     $      12       $         12   $        12      $       14      $       50

          Withdrawn
            2004                                     $      12       $         12   $        13      $       16      $       53
            2003                                     $      12       $         12   $        12      $       13      $       49

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                   Schedule II
                        Valuation and Qualifying Accounts
           For the Three Years Ended December 31, 2002, 2003 and 2004


                                               Col B.              Col. C - Additions                               Col E.
                                                             ------------------------------
                Col A.                       Balance at       Charged to        Charged                           Balance
                                             Beginning        Costs and         to Other           Col. D          at End
              Description                    of Period         Expenses         Accounts         Deductions       of Period
----------------------------------------    -------------    -------------    -------------     -------------    -------------

Year Ended December 31, 2002

  Deducted from asset accounts

     Allowance for loan losses               $   370,612      $   (5,864)      $   (48,009) (a)  $  (41,445) (b)  $   275,294

     Cumulative write-down of
      real estate held for sale (REO)            534,612                -           249,998                -          784,191
                                            -------------    -------------    --------------    -------------    -------------

                                             $   904,805      $   (5,864)      $    210,936 (a)  $  (41,445)      $ 1,059,485
                                            =============    =============    ==============    =============    =============

Year Ended December 31, 2003

  Deducted from asset accounts

     Allowance for loan losses               $   275,294      $     4,585      $          -      $      (14) (b)  $   279,865

     Cumulative write-down of
      real estate held for sale (REO)            784,191                -                 -                -          784,191
                                            -------------    -------------    --------------    -------------    -------------

                                             $ 1,059,485      $     4,585      $          -      $      (14) (b)  $ 1,064,056
                                            =============    =============    ==============    =============    =============

Year Ended December 31, 2004

  Deducted from asset accounts

     Allowance for loan losses               $   279,865      $    35,886      $          -      $         -      $   315,751

     Cumulative write-down of
      real estate held for sale (REO)            784,191                -                 -        (782,878) (c)        1,313
                                            -------------    -------------    --------------    -------------    -------------

                                             $ 1,064,056      $    35,886      $          -      $ (782,878) (c)  $   317,064
                                            =============    =============    ==============    =============    =============

Note (a) - Represents restructuring of loans

Note (b) - Represents write-offs of loans

Note (c) - Represents sales of REO

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                   Schedule IV
                          Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
                                December 31, 2004


                                                                                        Col. H
                                                                                       Principal
                                                               Col. F                   Amount
                                                                Face         Col. G    of Loans
                       Col. C       Col. D                    Amount of    Carrying    Subject to   Col. I       Col. J
            Col. B     Final       Periodic      Col. E       Mortgage     Amount of   Delinquent    Type     California
 Col. A    Interest   Maturity     Payment       Prior        Original     Mortgage    Principal      of      Geographic
Descript.    Rate       Date         Terms       Liens         Amount     Investment  or Interest    Lien      Location
----------------------------------------------------------------------------------------------------------------------------
 Apts.       6.50%    05/01/06    $    541    $   89,904    $  100,000   $   96,716    $  96,716      2nd      Sacramento
 Comm.      10.00%    12/01/03       1,276             -       145,455      144,349      144,349      1st      Stanislaus
 Comm.      10.00%    12/01/03         284       208,012        32,323       31,516       31,516      2nd      Stanislaus
 Comm.      10.00%    07/01/11         997             -       109,769      105,745            -      1st      Santa Clara
 Comm.       9.00%    02/28/07      15,775             -     2,103,300    2,103,300            -      1st      Santa Clara
 Comm.       9.00%    02/28/07       7,176             -       956,800      956,800            -      1st      Alameda
 Comm.      10.50%    10/01/07       1,345             -       147,000      145,107            -      1st      San Mateo
 Comm.      10.50%    12/01/06       2,844     2,270,636       650,000      325,000            -      2nd      San Francisco
 Res.        8.75%    01/01/09       2,242             -       285,000      283,163            -      1st      Alameda
 Res.       10.00%    12/25/05       4,078       226,465       650,000      489,017            -      2nd      Alameda
 Res.        9.25%    08/01/09       1,275             -       155,000      154,675            -      1st      Alameda
 Res.        8.50%    09/01/06       1,417             -       200,000      200,000            -      1st      Monterey
 Res.        9.25%    09/01/09         987             -       120,000      119,773            -      1st      Colusa
 Res.        9.75%    10/01/09         601       231,337        70,000       69,967            -      2nd      Alameda
                                 ----------------------------------------------------------------
   Total                          $ 40,838    $3,026,354    $5,724,647   $5,225,128    $ 272,581
                                 ================================================================





Note: Most loans have balloon payments due at maturity

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                             Schedule IV (continued)
                          Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
                                December 31, 2004


     Reconciliation of carrying amount (cost) of loans at close of periods

                                                                Year ended December 31,
                                                     ------------------------------------------------

                                                         2004             2003              2002
                                                     -------------    -------------     -------------

   Balance at beginning of year                       $ 5,255,620      $ 5,183,100       $ 4,970,433
                                                     -------------    -------------     -------------
   Additions during period
      New loans                                           869,415        1,637,342           900,418
      Other                                                     -                -           920,346
                                                     -------------    -------------     -------------
        Total additions                                   869,415        1,637,342         1,820,764
                                                     -------------    -------------     -------------

   Deductions during period
      Collections of principal                            899,907        1,564,808         1,265,798
      Foreclosures                                              -                -           300,854
      Cost of loans sold                                        -                -                 -
      Amortization of premium                                   -                -                 -
      Other                                                     -               14            41,445
                                                     -------------    -------------     -------------
        Total deductions                                  899,907        1,564,822         1,608,097
                                                     -------------    -------------     -------------

      Balance at close of year                        $ 5,225,128      $ 5,255,620       $ 5,183,100
                                                     =============    =============     =============

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with the Partnership's independent public accountants during the years ended December 31, 2004 and 2003.


Item 9a. - Controls and Procedures

     The Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership's disclosure controls and procedures were effective in timely alerting the general partners to material information related to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

Item 9b. - Other Information

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

     The General Partners.

     Michael R. Burwell. Michael R. Burwell, age 48, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2004. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

  Entity Receiving Compensation          Description of Compensation and Services Rendered                  Amount
  --------------------------------------------------------------------------------------------------------------------
  I. Redwood Mortgage Corp.            Loan Servicing Fee for servicing loans.................................$50,160

  General Partners &/or Affiliates     Asset Management Fee for managing assets................................$8,160

  General Partners                     1% interest in profits..................................................$3,472

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

  Redwood Mortgage Corp.               Mortgage Brokerage Commissions for services in connection
                                       with the review, selection, evaluation, negotiation, and
                                       extension
                                       extension of the loans paid by the borrowers and not by the
                                       Partnership............................................................$24,156

  Redwood Mortgage Corp.               Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow fees payable by the borrowers and not by the Partnership................$2,250

  Gymno Corporation                    Reconveyance Fee..........................................................$338

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $12,807

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


Item 14 - Principal Accountant Fees and Services

     Fees for services performed for the Partnership by the principal accountant for 2004 and 2003 are as follows:

     Audit Fees The aggregate fees billed during the years ended December 31, 2004 and 2003 for professional services rendered for the audit of the Partnership's annual financial statements included in the Partnership's Annual Report on Form 10-K and review of financial statements included in the Partnership's Quarterly Reports on Form 10-Q were $37,136 and $32,090, respectively.

     Audit Related Fees There were no fees billed during the years ended December 31, 2004 and 2003 for audit-related services.

     Tax fees The aggregate fees billed for tax services for the years ended December 31, 2004 and 2003, were $3,478 and $2,675, respectively. These fees relate to professional services rendered primarily for tax compliance.

     All Other Fees There were no other fees billed during the years ended December 31, 2004 and 2003.

     All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the Partnership.

                                     Part IV


Item 15 - Exhibits and Financial Statements Schedules

A. Documents filed as part of this report:

   1. The Financial Statements are listed in Part II, Item 8 under A-Financial Statements.

   2. The Financial Statement Schedules are listed in Part II, Item 8 under B-Financial Statement Schedules.

   3. Exhibits.

  Exhibit No     Description of Exhibits
 ------------   --------------------------------------------------------------

   3.1           Limited Partnership Agreement
   3.2           Form of Certificate of Limited Partnership Interest
   3.3           Certificate of Limited Partnership
   10.1          Escrow Agreement
   10.2          Servicing Agreement
   10.3      (a) Form of Note secured by Deed of Trust which provides for principal and interest payments
             (b) Form of Note secured by Deed of Trust which provides principal and interest payments and right of assumption
             (c) Form of Note secured by Deed of Trust which provides for interest only payments (d) Form of Note
   10.4      (a) Deed of Trust and Assignment of Rents to accompany Exhibits
                  10.3 (a) and (c)
             (b) Deed of Trust and Assignment of Rents to accompany Exhibits
                  10.3 (b)
             (c) Deed of Trust to accompany Exhibit 10.3 (d)
   10.5          Promissory Note for Formation Loan
   10.6          Agreement to Seek a Lender
   31.1          Certification of General Partner pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
   31.2          Certification of General Partner pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
   32.1          Certification of General Partner pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
   32.2          Certification of General Partner pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

     All of the above exhibits, other than 31.1, 31.2, 32.1 and 32.2, were previously filed as the exhibits to Registrant's Statement on Form S-11 (Registration No. 33-12519) and incorporated by reference herein.


B. See (A) 3 above

C. See (A) 2 above. Additional reference is made to prospectus (S-11) dated September 3, 1987 to pages 56 through 59 and supplement #6 dated May 16, 1989 pages 16-18, for financial data related to Gymno Corporation, a general partner.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2005.

REDWOOD MORTGAGE INVESTORS VI


By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner



          By:     /S/ Michael R. Burwell
                  -----------------------------------------
                  Michael R. Burwell, President, Secretary
                  & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 31st day of March, 2005.

     Signature                     Title                          Date



/S/ Michael R. Burwell
-----------------------
Michael R. Burwell             General Partner                 March 31, 2005





/S/ Michael R. Burwell
-----------------------
Michael R. Burwell        President, Secretary & Chief         March 31, 2005
                            Financial Officer of Gymno
                         Corporation (Principal Financial
                             and Accounting Officer);
                          Director of Gymno Corporation

                                                                   Exhibit 31.1

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's annual control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial data; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 31, 2005

                                                                   Exhibit 31.2

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's annual control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial data; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2005

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.





/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
March 31, 2005

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2005