Form 10-Q
period 2005-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 2005-05-16
CIK 811592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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
             (Exact name of registrant as specified in its charter)


              California                                 94-3031211
     (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                 Identification No.)


 900 Veterans Blvd., Suite 500, Redwood City, CA         94063-1743
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

Part I - Item I.     FINANCIAL STATEMENTS

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                MARCH 31, 2005 and DECEMBER 31, 2004 (unaudited)

                                     ASSETS

                                                                        March 31,            December 31,
                                                                          2005                  2004
                                                                   -------------------    -----------------

Cash and cash equivalents                                            $      1,440,093       $    1,090,027
                                                                   -------------------    -----------------

Loans
  Loans, secured by deeds of trust                                          4,867,629            5,225,128
  Loans, unsecured, net discount of $89,132 and $93,823 for
     March 31, 2005 and December 31, 2004, respectively                       265,967              261,276
                                                                   -------------------    -----------------
                                                                            5,133,596            5,486,404
  Less allowance for loan losses                                            (320,442)            (315,751)
                                                                   -------------------    -----------------
       Net loans                                                            4,813,154            5,170,653
                                                                   -------------------    -----------------

Interest and other receivables
  Accrued interest and late fees                                               60,253               61,364
  Advances on loans                                                             1,675                2,890
                                                                   -------------------    -----------------
       Total interest and other receivables                                    61,928               64,254
                                                                   -------------------    -----------------

Real estate held for sale, net                                                128,902              128,902
Prepaid expenses                                                                1,632                    -
                                                                   -------------------    -----------------

       Total assets                                                  $      6,445,709       $    6,453,836
                                                                   ===================    =================



                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                                                   $          7,775       $       11,487
  Payable to affiliate                                                         12,387               12,541
                                                                   -------------------    -----------------
       Total liabilities                                                       20,162               24,028
                                                                   -------------------    -----------------

Partners' capital
  Limited partners' capital, subject to redemption                          6,415,786            6,420,047
  General partners' capital                                                     9,761                9,761
                                                                   -------------------    -----------------
       Total partners' capital                                              6,425,547            6,429,808
                                                                   -------------------    -----------------

       Total liabilities and partners' capital                       $      6,445,709       $    6,453,836
                                                                   ===================    =================

The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004 (unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------------------------


                                                                                2005                  2004
                                                                          -----------------     -----------------
       Revenues
           Interest on loans                                               $       128,735       $       116,403
           Interest - interest bearing accounts                                      2,797                   262
           Late charges, prepayment penalties and fees                               1,997                13,541
                                                                          -----------------     -----------------
                                                                                   133,529               130,206
                                                                          -----------------     -----------------
       Expenses
           Mortgage servicing fees                                                  12,952                 8,930
           Asset management fees                                                     2,014                 2,066
           Clerical costs through Redwood Mortgage Corp.                             2,711                     -
           Provision for losses on loans and real estate held for sale               4,691                 6,487
           Professional services                                                     9,531                17,535
           Other                                                                     2,675                13,572
                                                                          -----------------     -----------------
                                                                                    34,574                48,590
                                                                          -----------------     -----------------
       Net income                                                          $        98,955       $        81,616
                                                                          =================     =================

       Net income
             General partners (1%)                                         $           990       $           816
             Limited partners (99%)                                                 97,965                80,800
                                                                          -----------------     -----------------
                                                                           $        98,955       $        81,616
                                                                          =================     =================

       Net income per $1,000 invested by limited partners for entire period:

            -where income is compounded and retained                       $            15       $            12
                                                                          =================     =================

            -where partner receives income in monthly
              distributions                                                $            15       $            12
                                                                          =================     =================




The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004 (unaudited)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------------

                                                                                     2005              2004
                                                                                ---------------    --------------
       Cash flows from operating activities
           Net income                                                            $      98,955      $     81,616
           Adjustments to reconcile net income to net cash provided by operating activities
               Provision for loan losses and real estate held for sale                   4,691             6,487
               Early withdrawal penalties credited to income                             (952)           (3,693)
               Amortization of discount on unsecured loans                             (4,691)           (4,692)

           Change in operating assets and liabilities
               Accrued interest and advances on loans                                    2,326          (11,972)
               Receivable from affiliate                                                     -           (7,337)
               Accounts payable and payable to affiliate                               (3,866)             4,889
               Prepaid expenses                                                        (1,632)           (2,722)
                                                                                ---------------    --------------

       Net cash provided by operating activities                                        94,831            62,576
                                                                                ---------------    --------------

       Cash flows from investing activities
           Principal collected on loans                                              1,032,499           159,899
           Loans originated                                                          (675,000)             (187)
           Payments for real estate held for sale                                            -             (770)
           Proceeds from disposition of real estate                                          -           452,056
                                                                                ---------------    --------------

       Net cash provided by investing activities                                       357,499           610,998
                                                                                ---------------    --------------

       Cash flows from financing activities
           Partners' withdrawals                                                     (102,264)         (138,296)
                                                                                ---------------    --------------

       Net cash used in financing activities                                         (102,264)         (138,296)
                                                                                ---------------    --------------

       Net increase in cash and cash equivalents                                       350,066           535,278

       Cash and cash equivalents - beginning of year                                 1,090,027            32,160
                                                                                ---------------    --------------

       Cash and cash equivalents - end of period                                 $   1,440,093      $    567,438
                                                                                ===============    ==============




The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2005 (unaudited)


NOTE 1 - General

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year.


NOTE 2 - Summary of Significant Accounting Policies

Loans secured by deeds of trust

     At March 31, 2005 and December 31, 2004, there was one loan categorized as impaired by the Partnership for $96,716. In 2004, it was determined that a reduction in the carrying value of this loan was no longer required. The impaired loan had accrued interest, late charges and advances totaling $8,753 and $6,936 at March 31, 2005 and December 31, 2004, respectively. The average recorded Investment in the impaired loan was $96,716 for the three month period ended March 31, 2005 and for the year ended December 31, 2004.


     At March 31, 2005 and December 31, 2004, the Partnership had one loan past due 90 days or more in interest payments, which is also considered to be an impaired loan, with an outstanding principal balance of $96,716. Additionally, at March 31, 2005 and December 31, 2004, the Partnership had two loans past maturity with outstanding principal balances of $175,780 and $175,865, for a combined total of three loans during each period past due 90 days or more in interest payments, and/or past maturity totaling $272,496 and $272,581, respectively. In addition, accrued interest, late charges and advances on these loans totaled $12,274 and $16,302 at March 31, 2005 and December 31, 2004, respectively. The Partnership does not consider two of these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans. At March 31, 2005 and December 31, 2004, as presented in Note 6, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 81.26% and 79.67%, respectively. When loans are considered impaired, the allowance for loan losses is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

Allowance for loan losses

     The composition of the allowance for loan losses as of March 31, 2005 and December 31, 2004 was as follows:

                                            March 31,           December 31,
                                              2005                 2004
                                         --------------       --------------
   Impaired loans                          $         -          $         -
   Specified loans                               6,796                6,796
   Unsecured loans                             265,967              261,227
   General                                      47,679               47,728
                                         --------------       --------------

                                           $   320,442          $   315,751
                                         ==============       ==============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2005 (unaudited)


NOTE 2 - Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

     Activity in the allowance for loan losses is as follows for the three months ended March 31, 2005 and the year ended December 31, 2004:

                                          March 31,           December 31,
                                            2005                 2004
                                     -----------------    -----------------
   Beginning balance                  $      315,751       $      279,865
   Provision for loan losses                   4,691               35,886
   Write-offs                                      -                    -
                                     -----------------    -----------------
                                      $      320,442       $      315,751
                                     =================    =================

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2005 (unaudited)


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

NOTE 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of March 31, 2005 and December 31, 2004:



                                                March 31,         December 31,
                                                  2005                2004
                                            ---------------    ----------------
 Costs of properties                          $    130,215       $    130,215
 Reduction in value                                (1,313)            (1,313)
                                            ---------------    ----------------
     Real estate held for sale, net           $    128,902       $    128,902
                                            ===============    ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2005 (unaudited)


NOTE 5 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $4,867,629 and $5,225,128 at March 31, 2005 and December 31, 2004, respectively. The fair value of these loans of $4,884,478 and $5,209,821, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


NOTE 6 - Asset Concentrations and Characteristics

     Loans are secured by recorded deeds of trust. At March 31, 2005 and December 31, 2004, there were 15 and 14 secured loans outstanding respectively, with the following characteristics:

                                                                         March 31,           December 31,
                                                                            2005                 2004
                                                                      -----------------     ----------------
     Number of secured loans outstanding                                            15                   14
     Total secured loans outstanding                                   $     4,867,629       $    5,225,128

     Average secured loan outstanding                                  $       324,509       $      373,223
     Average secured loan as percent of total secured loans                      6.67%                7.14%
     Average secured loan as percent of partners' capital                        5.05%                5.80%

     Largest secured loan outstanding                                  $     2,103,300       $    2,103,300
     Largest secured loan as percent of total secured loans                     43.21%               40.25%
     Largest secured loan as percent of partners' capital                       32.73%               32.71%
     Largest secured loan as percent of total assets                            32.63%               32.59%

     Number of counties where security is located (all California)                   9                    8

     Largest percentage of secured loans in one county                          45.38%               42.28%

     Average secured loan to appraised value of security based on appraised values and prior liens at time
       loan was consummated                                                     81.26%               79.67%

     Number of secured loans in foreclosure status                                None                 None
     Amounts of secured loans in foreclosure                                      None                 None

     * At loan inception this loan represented 8.8% of outstanding loans and 8.7% of partners' capital.

     Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2005 (unaudited)


NOTE 6 - Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at March 31, 2005 and December 31, 2004:

                                                    March 31,       December 31,
                                                      2005             2004
                                                 --------------   --------------
First trust deeds                                 $  3,978,987     $  4,212,912
Second trust deeds                                     888,642        1,012,216
                                                 --------------   --------------
       Total loans                                   4,867,629        5,225,128
Prior liens due other lenders at time of loan        4,257,542        3,026,354
                                                 --------------   --------------

              Total debt                          $  9,125,171     $  8,251,482
                                                 ==============   ==============

Appraised property value at time of loan          $ 11,229,338     $ 10,356,549
                                                 --------------   --------------
       Total loans as percent of appraisals             81.26%           79.67%
                                                 --------------   --------------

Secured loans by type of property
  Owner occupied homes                            $    693,918     $    627,579
  Non-owner occupied homes                             265,706          689,017
  Apartments                                            96,716           96,716
  Commercial                                         3,811,289        3,811,816
                                                 --------------   --------------
                                                  $  4,867,629     $  5,225,128
                                                 ==============   ==============


Scheduled maturity dates of secured loans as of March 31, 2005 are as follows:

                Year Ending December 31,
           -----------------------------------


                          2005                   $    191,485
                          2006                        671,716
                          2007                      3,205,056
                          2008                              -
                          2009                        343,996
                       Thereafter                     455,376
                                               ---------------
                                                 $  4,867,629
                                               ===============


     The remaining scheduled maturities for 2005 include two loans totaling $175,780, which were past maturity at March 31, 2005. Interest payments on both of these loans were current at March 31, 2005.

     At times, the Partnership's cash deposits exceeded federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           MARCH 31, 2005 (unaudited)


NOTE 6 - Asset Concentrations and Characteristics (continued)

     The Partnership has a substantial amount of its loan receivable balance from one borrower at March 31, 2005 and December 31, 2004. This borrower accounted for approximately 63% and 59% of the loan balances at such dates, respectively. This borrower accounted for approximately 53% and 57% of interest revenue for the three month period ended March 31, 2005 and year ended December 31, 2004, respectively. At March 31, 2005 and December 31, 2004, the collateral value securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal due to the Partnership.


NOTE 7 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans as of March 31, 2005 and December 31, 2004. There are one and three loans totaling $96,716 and $272,581 in workout agreements as of March 31, 2005 and December 31, 2004, respectively.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.


Part I - Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale. At March 31, 2005, there was one real estate property held for sale, acquired through foreclosure in a prior year.

     Loans and the related accrued interest, late fees and advances are analyzed on a regular basis for recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, and to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

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

Forward Looking Statements.

     Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2005 annualized yield estimates. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $17,750 and $0 for the three month periods ended March 31, 2005 and 2004, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $12,952 and $8,930 were incurred for the three month periods ended March 31, 2005 and 2004, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $2,014 and $2,066 were incurred for the three month periods ended March 31, 2005 and 2004, respectively.

     o Other Fees The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees aggregated $1,435 and $60 for the three months ended March 31, 2005 and 2004, respectively.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $990 and $816 for the three months ended March 31, 2005 and 2004, respectively.

     o Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursement was $2,711 for the three months ended March 31, 2005. Redwood Mortgage Corp. waived reimbursement from the Partnership of costs incurred during the three months ended March 31, 2004.

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of March 31, 2005 and December 31, 2004, a general partner, Gymno Corporation, had contributed $9,772, and $9,772, respectively, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

Results of Operations - For the three months ended March 31, 2005 and 2004

     Changes in the Partnership's operating results for the three month periods ended March 31, 2005 versus 2004 are discussed below:


                                                                   Changes during the three months ended
                                                                          March 31, 2005 versus 2004
                                                                  ----------------------------------------

Net income increase/(decrease)                                                  $        17,339
                                                                              ==================
  Revenue
     Interest on loans                                                                   12,332
     Interest - interest bearing accounts                                                 2,535
     Late charges and other fees                                                       (11,544)
                                                                              ------------------
                                                                                $         3,323
                                                                              ------------------

  Expenses
     Mortgage servicing fees                                                    $         4,022
     Asset management fees                                                                 (52)
     Clerical costs through Redwood Mortgage Corp.                                        2,711
     Provision for losses on loans and real estate held for sale                        (1,796)
     Professional services                                                              (8,004)
     Other                                                                             (10,897)
                                                                              ------------------
                                                                                $      (14,016)
                                                                              ------------------

          Net income increase/(decrease)                                        $        17,339
                                                                              ==================

     The increase in interest on loans of $12,332 for the three months ended March 31, 2005 was primarily due to an increase in the average loan portfolio balance to $5,322,104 as of March 31, 2005 versus $5,147,037 as of March 31, 2004.

     The decrease in late charge revenue and other fees of $11,544 for the three month period ended March 31, 2005 versus March 31, 2004 is due to the Partnership no longer receiving non-refundable option payments on a property sold in October, 2004; during the three months ended March 31, 2005, it received $9,643 of such option payments. The decrease was also due in part to a reduction in early withdrawal penalties of $2,741. These amounts were offset by an increase in late fees and miscellaneous income of $837.

     The increase in interest-bearing accounts of $2,535 for the three months ended March 31, 2005 versus March 31, 2004 was due to a higher average balance of deposits the Partnership had in the interest bearing account during the three months ended March 31, 2005 versus 2004. The Partnership maintained an average balance of $1,253,071 in the bank account during the first quarter of 2005 compared to an average balance of $299,799 during the corresponding quarter of 2004.

     The increase in loan servicing fees of $4,022 for the three month period ended March 31, 2005 versus March 31, 2004 is primarily attributable to a higher average loan portfolio balance during the first quarter of 2005, as stated above.

     The decrease in the provision for losses on loans and real estate held for sale of $1,796 for the three month period ended March 31, 2005 versus March 31, 2004 is due to a reduction in the outstanding loan portfolio and in the balance of real estate owned.

     The decrease in professional services of $8,004 for the three month period ended March 31, 2005, was due to the timing of billing and payment of professional fees pertaining to the audit and tax return processing in 2005 as compared to 2004.

     The decrease in other expenses of $10,897 for the three month period ended March 31, 2005 was related to the reduction in costs associated with the upkeep of real estate properties held for sale. Two real estate sales transactions occurred in 2004 which brought the real estate owned inventory from three properties, with value totaling $857,911 as of March 31, 2004 to one with a value totaling $128,902 as of March 31, 2005.

     Partnership capital decreased from $6,429,808 at December 31, 2004 to $6,425,547 at March 31, 2005. The decrease is attributable to continued earnings and capital liquidations.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding as of March 31, 2005 and December 31, 2004 were $4,867,629 and $5,225,128, respectively. The overall decrease in loans outstanding at March 31, 2005 from December 31, 2004, was primarily due to the Partnership's inability to fund more loans to replace those that were being paid off at an accelerated pace during the first quarter of 2005. The Partnership placed $675,000 of new loans in the quarter ended March 31, 2005 but received principal payoffs from borrowers of $1,032,499.

     The Partnership's operating results and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-six years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of March 31, 2005, there were no properties in foreclosure. As of March 31, 2005 and 2004, the Partnership's real estate held for sale account balance was $128,902 and $857,911, respectively. The decrease was due to the sale of one of the properties in October of 2004.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs. Currently, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this information and more, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2002 and 2003 the economy stabilized. During 2004 and 2005 the economy and the Northern California real estate market has strengthened. At March 31, 2005 the Partnership had two loans past maturity 90 days or more totaling $175,780, but these loans were current in interest payments. In addition to the above, the Partnership considers one loan to be impaired, which means that interest is no longer being accrued and that payments received will be applied to reduce the outstanding loan balances, including accrued interest and advances. The principal balance of the impaired loan is $96,716. The Partnership does not have any filed notices of default, which would begin the foreclosure process at March 31, 2005. The Partnership has a workout agreement on this impaired loan totaling $96,716 (1.99% of the secured loan portfolio) as of March 31, 2005. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The one workout agreement existing at March 31, 2005, in management's opinion, does not have a material effect on our results of operations or liquidity. This workout agreement has been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     As of March 31, 2005 and 2004, the Partnership's real estate held for sale balance was $128,902 and $857,911, respectively. The decrease in real estate held for sale balance of $729,009 as of March 31, 2005 is due to the sale of one of the properties in October 2004, at a loss of approximately $778,500 which, was previously fully reserved for. The Partnership has not taken back any collateral security from borrowers in 2004 or 2005. The Partnership's real estate held for sale inventory has been reduced to one property. This remaining property is an undeveloped piece of land, which is located in East Palo Alto, California. The Partnership has held its interest in this land since April, 1993. The land is owned with two other affiliated partnerships. Currently, the Partnership is not in contract or negotiating with any interested parties for the sale of this property. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity had been slow, but interest in land sales for commercial sites has been increasing.

     Management provided $4,691 and $6,487 as provision for loan losses for the three month periods ended March 31, 2005 and 2004. The provision for loan losses builds up the allowance for potential losses. During 2002, Redwood Mortgage Corp. provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under certain loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal due to the Partnership.

PORTFOLIO REVIEW - For the three months ended March 31, 2005 and 2004

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2005 and 2004 the Partnership's loans secured by real property collateral in the four San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, and Alameda) represented $4,025,437 (83%) and $4,745,676 (93%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of March 31, 2005 and 2004, the Partnership held 15 and 14 loans respectively in the following categories:


                                                        March 31,                        March 31,
                                                          2005                              2004
                                                -----------------------------   ------------------------------

Single family homes(1-4 units)                   $   959,624          19.71%     $  1,346,629          26.43%
Apartments (5+ units)                                 96,716           1.99%          136,841           2.68%
Commercial                                         3,811,289          78.30%        3,612,438          70.89%
                                                -------------    ------------   --------------    ------------

Total                                            $ 4,867,629         100.00%     $  5,095,908         100.00%
                                                =============    ============   ==============    ============


     As of March 31, 2005, the Partnership held 15 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of March 31, 2005:

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                              As of March 31, 2005


                                                              # of Loans          Amount           Percent
                                                              ------------     --------------    -------------

         1st Mortgages                                                  8       $  3,978,987              82%
         2nd Mortgages                                                  7            888,642              18%
                                                              ============     ==============    =============
                Total                                                  15       $  4,867,629             100%

         Maturing 12/31/05 and prior                                    3       $    191,485               4%
         Maturing prior to 12/31/06                                     3            671,716              14%
         Maturing prior to 12/31/07                                     3          3,205,056              66%
         Maturing after 12/31/07                                        6            799,372              16%
                                                              ============     ==============    =============
                Total                                                  15       $  4,867,629             100%

         Average Loan                                                           $    324,509               7%
         Largest Loan                                                              2,103,300              43%
         Smallest Loan                                                                31,431            0.65%
         Average Loan-to-Value, based upon appraisals
           and senior liens at date of inception of loan                                               81.26%

     The  Partnership's  largest  loan in the  principal  amount  of  $2,103,300 represents 43.21%% of outstanding secured loans and 32.63% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans. In this instance all of these factors affected this loan. Chief among them was a restructure of two loans with outstanding principal plus accrued interest, late fees and advances into one new loan with an outstanding balance of $2,103,300.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at March 31, 2005 and 2004. The borrower accounted for approximately 63% and 59% of the loan balances at such dates. This borrower has two loans secured by separate properties in the principal amounts of $2,103,300 and $956,800 as of March 31, 2005. Neither of these loans are past due in principal or 90 days or more past due in interest.

Liquidity and Capital Resources.

     The Partnership relies upon loan payoffs and borrowers' mortgage payments for the source of funds for loans. Recently, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership. If interest rates were to increase substantially, the yield of the Partnership's loans may provide lower yields than other comparable debt-related investments. Additionally, since the Partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the Partnership could experience significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest may cause a dilution of the Partnership's yield on loans, thereby lowering the Partnership's overall yield to the limited partners. Cash is constantly being generated from borrower interest payments, late charges, amortization of loan principal and loan payoffs. Currently, cash flow exceeds Partnership expenses, earnings and limited partner capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and in other Partnership business.

     At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the three month periods ended March 31, 2005 and 2004, the Partnership made distributions of earnings to limited partners of $32,692 and $27,786, respectively. Distribution of earnings to limited partners for the three month periods ended March 31, 2005 and 2004, to limited partners' capital accounts and not withdrawn, was $65,273 and $53,014, respectively. As of March 31, 2005 and 2004, limited partners electing to withdraw earnings represented 34% and 34% of the limited partners' outstanding capital accounts, respectively.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations. For the three month periods ended March 31, 2005 and 2004, $14,027 and $56,207, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of March 31, 2005 and 2004, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the three month periods ended March 31, 2005 and 2004, $55,511 and $57,177, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

     While the general partners have set an estimated value for the Partnership Units, such determination may not be representative of the ultimate price realized by an investor for such Units upon sale. No public trading market exists for the Partnership's Units and none is likely to develop. Thus, there is no certainty that the Units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties.

Current Economic Conditions.

     Since January, 2001, and through December 31, 2003, the Federal Reserve reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. From July 1, 2004 through March 31, 2005, the Federal Reserve increased the Federal Funds Rate four times by one quarter percentage point (1/4 of one percent) each time to 2.75%. The effect of these changes has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The recent upward movement in the Federal Funds Rate during 2004 and 2005 has raised short-term rates but has not yet raised long-term interest rates significantly. New loans will be originated at then existing interest rates. In the future the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2005 at rates slightly higher to those that prevailed in 2004. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will remain relatively stable over the year 2005. Based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 5.75% and 6.50% in 2005.

     The Partnership makes loans primarily in Northern California. As of March 31, 2005, approximately 83%, ($4,025,437) of the loans held by the Partnership were in four San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has felt the slow down in economic growth and increasing unemployment.

     Recently the national and Northern California economies seem to be improving. Job creation remains a concern, as little job creation seems to be evident. The partnership makes loans primarily in Northern California and real estate values of residential, commercial, multi-family properties and of land are of particular interest to the partnership. Real estate is the primary security for the partnership's loans.

     The residential real estate market in California continues to appreciate. The San Francisco Chronicle dated March 11, 2005 reported that "Median prices for existing homes in the Bay Area hit an all-time-high of $569,000 in February, rocketing 19.5% from $476,000 in February 2004 and up 2.3% from $556,000 in January. Prices are increasing at their fastest pace in four years, according to DataQuick Information Systems, a La Jolla (San Diego County) real estate market research firm. `It's stronger than we'd anticipated,' said John Karevoll, a DataQuick analyst. `These numbers show there's still gas in the tank, and the market has a way to go before it levels off. We did not anticipate a downturn but thought we'd be coming in for a soft landing.' Instead, prices for single-family homes continued to soar. Home buyers in the nine-county Bay Area snapped up 4,905 resale single-family residences in February, a slight decline form 4,925 last February. The highest median price was in Marin County, at $808,000, followed by San Mateo at $711,000 and San Francisco at $701,000, according to DataQuick. Experts said low inventory continues to fuel the frenzy. `The bottom line is lots of buyers and very few homes,' said Joan Underwood, a broker with Marvin Gardens who specializes in El Cerrito and Richmond Annex. Another factor in the increase is that interest rates are inching higher. Everyone who looks at the market says the price acceleration can't last, but real estate agents and other experts said they expect a gradual leveling rather than a bubble bursting. Meanwhile, there still seems to be plenty of life in the market. The record February prices, which reflect homes that were on the market in historically slow December and January, are likely to be exceeded once the spring season gets in full swing."

     On the commercial front the San Francisco Business Times for April 8-14, 2005 reports that "Big spenders are rolling back into San Francisco and up the city's highrises to lease the swankiest view space. And the price is rising fast. In the past few months a handful of firms, including hedge fund Caxton Associates LLC and law firm McKenna Long & Aldridge, LLP have leased prime view space. Those firms did deals for the 33rd floor of the Transamerica pyramid and the 41st floor of 101 California Street for $60 and $53 per square foot, respectively - a major pop from the mid-$40s range similar space commanded less than a year ago. `Asking rental quotes in the $50s or even the $60s doesn't elicit the broker pushback it would have in 2004,' said Jim Ousman, managing director of leasing for Equity Office Properties. `That's an indication this higher-end space is priced accordingly.' As the rest of the San Francisco office market struggles with vacancy rates that remain in the high teens and average rents stuck at around $30, the vacancy rate for view space - the upper floors of the best highrises - is an estimated 5%, according to a recent study by Cushman & Wakefield. Prices are being rapidly marked up to leverage that scarcity. Leasing agents representing landlords say the rise is being largely driven by tenant demand. Whether these high rents for high-class space will have a trickle-down effect on the less desirable space is unclear. The average asking rents of Class A space in the central business district last quarter increased roughly 3% to $30 a square foot, according to averages from Grubb & Ellis Co. and CB Richard Ellis research reports. Some pockets are a little hotter, however, like at 50 California Street where rents have increased 20% over the past six months to as high as the mid $40 range."

     As discussed above, the commercial property market in the San Francisco Bay Area has recently been improving. Increased occupancies in commercial properties enables owners to better handle their debt payments. Improved occupancies also stabilize commercial real estate values, which benefits the partnership.

     For Partnership loans outstanding as of March 31, 2005, the Partnership had an average loan to value ratio of 81.26%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Part I - Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, and loans held in the Partnership's portfolio as of March 31, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2005:


                                   2005          2006          2007          2008         2009      Thereafter      Total
                              ---------------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts          $ 1,050,464                                                                      $1,050,464
Average interest rate                1.20%                                                                           1.20%
Unsecured loans                                                           $ 265,967                             $  265,967
Average Interest Rate                                                            0%                                     0%
Loans secured by deeds
   of trust                    $   191,485       671,716    3,205,056             -      343,996      455,376   $4,867,629
Average interest rate               10.00%         9.18%        9.07%             -        9.35%        9.09%        9.14%

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of March 31, 2005 the general partners have determined that the allowance for loan losses and real estate owned of $321,755 (5.01% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of March 31, 2005, two loans were past maturity over 90 days amounting to $175,780. In addition, one loan, for $96,716 was subject to a workout agreement, which requires the borrower to make regular monthly loan payments. This loan is delinquent in interest payments over 90 days and is the only loan categorized as impaired.

     The Partnership also owns (through previous foreclosure) one property; an undeveloped commercial property located in East Palo Alto, California. The land is owned with two other affiliated Partnerships. The Partnership's net investment in the land at March 31, 2005 is $128,902, or 2.00% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment. There are no ongoing negotiations for the sale of this property. Part I - Item 4. CONTROLS AND PROCEDURES

     As of March 31, 2005, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership's disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II  -  OTHER INFORMATION


     Item 1. Legal Proceedings

             The Partnership periodically is a defendant in various legal actions. Please refer to Note 7 of Financial Statements.


     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 16th day of May 2005.

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
May 16, 2005

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President, Secretary/Treasurer and
Chief Financial Officer, of Gymno
Corporation, General Partner
May 16, 2005

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
May 16, 2005

                                                                   Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
May 16, 2005