Form 10-Q
period 2005-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 2005-08-15
CIK 811592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 000-17573

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

Part I - Item I.     FINANCIAL STATEMENTS

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                 JUNE 30, 2005 and DECEMBER 31, 2004 (unaudited)

                                     ASSETS

                                                                                June 30,         December 31,
                                                                                 2005                2004
                                                                            ---------------    ----------------

    Cash and cash equivalents                                                 $    771,832       $   1,090,027
                                                                            ---------------    ----------------

    Loans
      Loans, secured by deeds of trust                                           5,500,127           5,225,128
      Loans, unsecured, net discount of $84,440 and $93,823 for
         June 30, 2005 and December 31, 2004, respectively                         270,610             261,276
                                                                            ---------------    ----------------
                                                                                 5,770,737           5,486,404
      Less allowance for loan losses                                             (325,134)           (315,751)
                                                                            ---------------    ----------------
           Net loans                                                             5,445,603           5,170,653
                                                                            ---------------    ----------------

    Interest and other receivables
      Accrued interest and late fees                                                60,994              61,364
      Advances on loans                                                                508               2,890
                                                                            ---------------    ----------------
           Total interest and other receivables                                     61,502              64,254
                                                                            ---------------    ----------------

    Real estate held for sale, net                                                 130,215             128,902
    Prepaid expenses                                                                 2,587                   -
    Due from affiliate                                                               5,518                   -
                                                                            ---------------    ----------------

           Total assets                                                       $  6,417,257       $   6,453,836
                                                                            ===============    ================


                        LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
      Accounts payable                                                        $      4,278       $     11,487
      Payable to affiliate                                                          12,014             12,541
                                                                            ---------------    ---------------
           Total liabilities                                                        16,292             24,028
                                                                            ---------------    ---------------

    Partners' capital
      Limited partners' capital, subject to redemption                           6,391,204          6,420,047
      General partners' capital                                                      9,761              9,761
                                                                            ---------------    ---------------
           Total partners' capital                                               6,400,965          6,429,808
                                                                            ---------------    ---------------

           Total liabilities and partners' capital                            $  6,417,257        $ 6,453,836
                                                                            ===============    ===============


The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 and 2004 (unaudited)

                                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------     ----------------------------
                                                                   2005           2004              2005           2004
                                                                -----------    -----------       -----------    -----------
Revenues
    Interest on loans                                            $ 126,914      $ 124,749         $ 255,649      $ 241,152
    Interest - interest bearing accounts                             3,587          1,509             6,384          1,771
    Late charges, prepayment penalties and fees                      1,158         13,863             3,155         27,404
                                                                -----------    -----------       -----------    -----------
                                                                   131,659        140,121           265,188        270,327
                                                                -----------    -----------       -----------    -----------
Expenses
    Mortgage servicing fees                                         12,090         16,238            25,042         25,168
    Asset management fees                                            2,013          2,046             4,027          4,112
    Clerical costs through Redwood Mortgage Corp.                    1,738          6,825             4,449          6,825
    Provision for losses on loans and real estate held for           3,379          8,813             8,070         15,300
    sale
    Professional services                                           11,883          8,805            21,414         26,340
    Other                                                            4,981         16,510             7,656         30,082
                                                                -----------    -----------       -----------    -----------
                                                                    36,084         59,237            70,658        107,827
                                                                -----------    -----------       -----------    -----------
Net income                                                       $  95,575      $  80,884         $ 194,530      $ 162,500
                                                                ===========    ===========       ===========    ===========

Net income
      General partners (1%)                                            955            809             1,945          1,625
      Limited partners (99%)                                        94,620         80,075           192,585        160,875
                                                                -----------    -----------       -----------    -----------
                                                                 $  95,575      $  80,884         $ 194,530      $ 162,500
                                                                ===========    ===========       ===========    ===========

Net income per $1,000 invested by limited partners for entire period:

     -where income is compounded and retained                   $       15      $      12         $      30      $      25
                                                                ===========    ===========       ===========    ===========

     -where partner receives income in monthly
       distributions                                            $       15      $      12         $      30      $      24
                                                                ===========    ===========       ===========    ===========




The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004 (unaudited)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                              ---------------------------------

                                                                                    2005              2004
                                                                              ---------------    --------------
        Cash flows from operating activities
            Net income                                                          $    194,530       $   162,500
            Adjustments to reconcile net income to net cash provided by operating activities
                Provision for loan losses and real estate held for sale                8,070            15,300
                Early withdrawal penalties credited to income                        (1,674)           (7,493)
                Amortization of discount on unsecured loans                          (9,383)           (9,383)
                Loss on disposal of real estate held for sale                              -             1,048

            Change in operating assets and liabilities
                Accrued interest and advances on loans                                 2,752          (11,911)
                Due from affiliate                                                   (5,518)                 -
                Accounts payable and payable to affiliate                            (7,736)             3,884
                Prepaid expenses                                                     (2,587)                 -
                                                                              ---------------    --------------

        Net cash provided by operating activities                                    178,454           153,945
                                                                              ---------------    --------------

        Cash flows from investing activities
            Principal collected on loans                                           1,050,002           211,656
            Loans originated                                                     (1,325,000)             (187)
            Payments for real estate held for sale                                         -           (1,203)
            Proceeds from disposition of real estate                                       -           451,688
            Reduction in unsecured note                                                   49                 -
                                                                              ---------------    --------------

        Net cash provided by (used in) investing activities                        (274,949)           661,954
                                                                              ---------------    --------------

        Cash flows from financing activities
            Partners' withdrawals                                                  (221,700)         (268,228)
                                                                              ---------------    --------------

        Net cash used in financing activities                                      (221,700)         (268,228)
                                                                              ---------------    --------------

        Net increase (decrease) in cash and cash equivalents                       (318,195)           547,671

        Cash and cash equivalents - beginning of period                            1,090,027            32,160
                                                                              ---------------    --------------

        Cash and cash equivalents - end of period                               $    771,832       $   579,831
                                                                              ===============    ==============




The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans secured by deeds of trust

     At June 30, 2005 and December 31, 2004, there was one loan categorized as impaired by the Partnership for $96,716. In 2004, it was determined that a reduction in the carrying value of this loan was no longer required. The impaired loan had accrued interest, late charges and advances totaling $7,553 and $6,936 at June 30, 2005 and December 31, 2004, respectively. The average recorded investment in the impaired loan was $96,716 for the six month period ended June 30, 2005 and for the year ended December 31, 2004.

     At June 30, 2005 and December 31, 2004, the Partnership had two loans totaling $216,257 and one loan totaling $96,716, respectively, that were past due 90 days or more in interest payments. Included in the June 30, 2005 and December 31, 2004 past due loans is one loan with an outstanding principal balance of $96,716, which is also considered to be impaired. Additionally, at June 30, 2005 and December 31, 2004, the Partnership had two loans past maturity with outstanding principal balances of $175,714 and $175,865, for a combined total of four and three loans during each period past due 90 days or more in interest payments, and/or past maturity totaling $391,971 and $272,581, respectively. In addition, accrued interest, late charges and advances on these loans totaled $11,228 and $4,249 at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005 the Partnership does not consider three of these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans. At June 30, 2005 and December 31, 2004, as presented in Note 6, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 79.92% and 79.67%, respectively. When loans are considered impaired, the allowance for loan losses is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

Allowance for loan losses

     The composition of the allowance for loan losses as of June 30, 2005 and December 31, 2004 was as follows:

                                              June 30,         December 31,
                                                2005               2004
                                          ---------------   ---------------
         Impaired loans                     $          -      $          -
         Specified loans                           6,796             6,796
         Unsecured loans                         270,610           261,227
         General                                  47,728            47,728
                                          ---------------   ---------------

                                            $    325,134      $    315,751
                                          ===============   ===============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

     Activity in the allowance for loan losses is as follows for the six months ended June 30, 2005 and the year ended December 31, 2004:

                                               June 30,          December 31,
                                                2005                 2004
                                           ----------------     ---------------
 Beginning balance                           $     315,751        $    279,865
 Provision for loan losses                           8,070              35,886
 Write-offs                                              -                   -
 Transfer from real estate held for sale             1,313                   -
                                           ----------------     ---------------
                                             $     325,134        $    315,751
                                           ================     ===============

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


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

Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans. Redwood Mortgage Corp. waived $5,518 in loan servicing fees during the second quarter of 2005.

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

Operating expenses

     The general partners or their affiliate, Redwood Mortgage Corp., are reimbursed by the Partnership for all operating expenses incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Redwood Mortgage Corp. waived $870 in reimbursements during the second quarter of 2005.


NOTE 4 - REAL ESTATE HELD FOR SALE

     In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving. As of June 30, 2005 the Partnership's investment in this property was $130,215.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


NOTE 4 - REAL ESTATE HELD FOR SALE (continued)

     The following table reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of June 30, 2005 and December 31, 2004:

                                             June 30,            December 31,
                                               2005                  2004
                                         -----------------     ----------------
  Cost of property                         $      130,215        $     130,215
  Reduction in value                                    -              (1,313)
                                         -----------------     ----------------

     Real estate held for sale, net        $      130,215        $     128,902
                                         =================     ================


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $5,500,127 and $5,225,128 at June 30, 2005 and December 31, 2004, respectively. The fair value of these loans of $5,507,128 and $5,209,821, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


NOTE 6 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     Loans are secured by recorded deeds of trust. At June 30, 2005 and December 31, 2004, there were 16 and 14 secured loans outstanding respectively, with the following characteristics:

                                                                                June 30,          December 31,
                                                                                 2005                 2004
                                                                            ----------------     ---------------
Number of secured loans outstanding                                                      16                  14
Total secured loans outstanding                                               $   5,500,127        $  5,225,128

Average secured loan outstanding                                              $     343,758        $    373,223
Average secured loan as percent of total secured loans                                6.25%               7.14%
Average secured loan as percent of partners' capital                                  5.37%               5.80%

Largest secured loan outstanding                                              $   2,103,300        $  2,103,300
Largest secured loan as percent of total secured loans                               38.24%              40.25%
Largest secured loan as percent of partners' capital *                               32.86%              32.71%
Largest secured loan as percent of total assets                                      32.78%              32.59%

Number of counties where security is located (all California)                             9                   8

Largest percentage of secured loans in one county                                    40.15%              42.28%

Average secured loan to appraised value of security based on appraised
  values and prior liens at time loan was consummated                                79.92%              79.67%

Number of secured loans in foreclosure status                                          None                None
Amounts of secured loans in foreclosure                                                None                None

     * At loan inception this loan represented 8.8% of outstanding loans and 8.7% of partners' capital.

                         REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
            NOTES TO FINANCIAL STATEMENTS JUNE 30, 2005 (unaudited)


NOTE 6 - ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

     Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

     The following categories of secured loans were held at June 30, 2005 and December 31, 2004:

                                                                                   June 30,          December 31,
                                                                                     2005                2004
                                                                              -----------------    ----------------
    First trust deeds                                                           $    3,977,933       $   4,212,912
    Second trust deeds                                                               1,522,194           1,012,216
                                                                              -----------------    ----------------
          Total loans                                                                5,500,127           5,225,128
    Prior liens due other lenders at time of loan                                    4,949,048           3,026,354
                                                                              -----------------    ----------------

          Total debt                                                            $   10,449,175       $   8,251,482
                                                                              =================    ================

    Appraised property value at time of loan                                    $   13,074,020       $  10,356,549
                                                                              -----------------    ----------------

          Total loans as percent of appraisals based on appraised values
            and prior liens at time loan was consummated                                79.92%              79.67%
                                                                              -----------------    ----------------

    Secured loans by type of property
        Owner occupied homes                                                    $    1,342,675       $     627,579
        Non-owner occupied homes                                                       250,000             689,017
        Apartments                                                                      96,716              96,716
        Commercial                                                                   3,810,736           3,811,816
                                                                              -----------------    ----------------
                                                                                $    5,500,127       $   5,225,128
                                                                              =================    ================

     Scheduled maturity dates of secured loans as of June 30, 2005 are as follows:

                Year Ending December 31,
             -------------------------------

                          2005                   $    175,714
                          2006                        671,716
                          2007                      3,204,746
                          2008                        400,000
                          2009                        343,363
                       Thereafter                     704,588
                                               ---------------
                                                 $  5,500,127
                                               ===============

     The maturities for 2005 include two loans totaling $175,714, which were past maturity at June 30, 2005. Interest payments on both of these loans were current at June 30, 2005.

     At times, the Partnership's cash deposits exceeded federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


NOTE 6 - ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

     The Partnership has a substantial amount of its loan receivable balance from one borrower at June 30, 2005 and December 31, 2004. This borrower accounted for approximately 56% and 59% of the loan balances at such dates, respectively. This borrower accounted for approximately 55% and 57% of interest revenue for the six month period ended June 30, 2005 and year ended December 31, 2004, respectively. At June 30, 2005 and December 31, 2004, the collateral value securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal due to the Partnership.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans as of June 30, 2005 and December 31, 2004. There are one and three loans totaling $96,716 and $272,581 in workout agreements as of June 30, 2005 and December 31, 2004, respectively.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.


Part I - Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale. At June 30, 2005, there was one real estate property held for sale, acquired through foreclosure in a prior year.

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

     Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell.

     The Partnership periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

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

Related Parties.

     The general  partners of the Partnership are Gymno  Corporation and Michael
R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partners, which arranges, services, and maintains the loan portfolio for the benefit of the Partnership. Michael R. Burwell is President and Chief Financial Officer of Redwood Mortgage Corp. and Gymno Corporation. The fees received by the affiliate are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the affiliate. In the past the affiliate has elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $36,250 and $0 for the six month periods and $18,500 and $0 for the three month periods ended June 30, 2005 and 2004, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $25,042 and $25,168 were incurred for the six month periods and $12,090 and $16,238 were incurred for the three month periods ended June 30, 2005 and 2004, respectively. Redwood Mortgage Corp. waived $5,518 in loan servicing fees during the second quarter of 2005.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $4,027 and $4,112 were incurred for the six month periods and $2,013 and $2,046 were incurred for the three month periods ended June 30, 2005 and 2004, respectively.

     o Other Fees The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees aggregated $1,937 and $72 for the six month periods and $502 and $12 for the three month periods ended June 30, 2005 and 2004, respectively.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $1,945 and $1,625 for the six month periods and $955 and $809 for the three month periods ended June 30, 2005 and 2004, respectively.

     o Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursement was $4,449 and $6,825 for the six month periods and $1,738 and $3,317 for the three month periods ended June 30, 2005 and 2004, respectively. Redwood Mortgage Corp. waived $870 in reimbursements during the second quarter of 2005.

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of June 30, 2005 and December 31, 2004, a general partner, Gymno Corporation, had contributed $9,772 as capital in accordance with Section 4.02(a) of the Partnership Agreement.

     Results of Operations - For the six and three months ended June 30, 2005 and 2004

     Changes in the Partnership's operating results for the six and three month periods ended June 30, 2005 versus 2004 are discussed below:

                                                                      Changes during the       Changes during the
                                                                       six months ended        three months ended
                                                                         June 30, 2005           June 30, 2005
                                                                          versus 2004             versus 2004
                                                                      ------------------      -------------------

Net income increase                                                       $    32,030             $     14,691
                                                                        ==============          ===============
  Revenue
     Interest on loans                                                         14,497                    2,165
     Interest - interest bearing accounts                                       4,613                    2,078
     Late charges and other fees                                             (24,249)                 (12,705)
                                                                        --------------          ---------------
                                                                          $   (5,139)             $    (8,462)
                                                                        --------------          ---------------

  Expenses
     Mortgage servicing fees                                              $     (126)             $    (4,148)
     Asset management fees                                                       (85)                     (33)
     Clerical costs through Redwood Mortgage Corp.                            (2,376)                  (5,087)
     Provision for losses on loans and real estate held for sale              (7,230)                  (5,434)
     Professional services                                                    (4,926)                    3,078
     Other                                                                   (22,426)                 (11,529)
                                                                        --------------          ---------------
                                                                          $  (37,169)             $   (23,153)
                                                                        --------------          ---------------

          Net income increase                                             $    32,030             $     14,691
                                                                        ==============          ===============

     The increase in interest on loans of $14,497 and $2,165 for the six and three month periods ended June 30, 2005 versus June 30, 2004 was primarily due to an increase in the average loan portfolio balance to $5,362,628 as of June 30, 2005 versus $5,149,886 as of June 30, 2004. The increase is also due to collection of additional interest on a loan totaling $6,135. Additional interest provisions are occasionally negotiated with borrowers as further compensation earned by the lender upon the payoff of a loan. These increases were partially offset by a reduction in the average interest rate from 9.28% at June 30, 2004 to 9.10% at June 30, 2005.

     The decrease in late charge revenue and other fees of $24,249 and $12,705 for the six and three month periods ended June 30, 2005 versus June 30, 2004 is due to the Partnership no longer receiving non-refundable option payments on a property sold in October, 2004. During the six and three month periods ended
June 30, 2004, the Partnership received $19,286 and $9,643 of such option payments. The decrease was also due in part to a reduction in early withdrawal penalties of $5,819 and $3,078 for the six and three month periods ended June 30, 2005. These amounts were offset by an increase in late fees and miscellaneous income of $855 and $0 for the six and three month periods ended June 30, 2005.

     The increase in interest-bearing accounts of $4,613 and $2,078 for the six and three month periods ended June 30, 2005 versus June 30, 2004 was due to a higher average balance of deposits the Partnership had in the interest bearing account during the six and three month periods ended June 30, 2005 versus 2004. The Partnership maintained an average balance of $1,049,130 and $1,146,040 in the bank account during the first half and second quarter of 2005 compared to an average balance of $426,141 and $604,498 during the corresponding period of 2004.

     The decrease in loan servicing fees of $126 and $4,148 for the six and three month periods ended June 30, 2005 versus June 30, 2004 is primarily attributable to Redwood Mortgage waiving $5,518 in loan servicing fees during the second quarter of 2005.

     The decrease in the provision for losses on loans and real estate held for sale of $7,230 and $5,434 for the six and three month periods ended June 30, 2005 versus June 30, 2004 is due to a reduction in the balance of real estate owned and the general partners' estimate that the reserves are adequate as supplemented by a guarantee received from Redwood Mortgage Corp. relating to the collectibility of certain Partnership loans.

     The decrease in professional services of $4,926 and increase of $3,078 for the six and three month periods ended June 30, 2005 versus June 30, 2004, was due to the timing of billing and payment of professional fees pertaining to the audit and tax return processing and legal fees in 2005 as compared to 2004.

     The decrease in clerical costs of $2,376 and $5,087 for the six and three month periods ended June 30, 2005 versus June 30, 2004 was primarily attributable to reduced costs in servicing this Partnership and a waiver of approximately $870 during the second quarter of 2005.

     The decrease in other expenses of $22,426 and $11,529 for the six and three month periods ended June 30, 2005 was related to the reduction in costs associated with the upkeep of real estate properties held for sale. Two real estate sales transactions occurred in 2004 which brought the real estate owned inventory from three properties, with value totaling $1,312,773 as of January 1, 2004 to one with a value totaling $130,215 as of June 30, 2005.

     Partnership capital decreased from $6,429,808 at December 31, 2004 to $6,400,965 at June 30, 2005. The decrease is attributable to continued earnings and capital liquidations.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding as of June 30, 2005 and December 31, 2004 were $5,500,127 and $5,225,128, respectively. The overall increase in loans outstanding at June 30, 2005 from December 31, 2004, was primarily due to the Partnership's ability to fund more loans to replace those that were being paid off during the first half of 2005. The Partnership placed $1,325,000 of new loans in the six month period ended June 30, 2005 and received principal payoffs from borrowers of $1,050,002.

     The Partnership's operating results and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-six years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of June 30, 2005, there were no properties in foreclosure. As of June 30, 2005 and 2004, the Partnership's real estate held for sale account balance was $130,215 and $862,288, respectively. The decrease was due to the sale of one of the properties in October of 2004.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs. Currently, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this information and more, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2002 and 2003 the economy stabilized. During 2004 and 2005 the economy and the Northern California real estate market has strengthened. At June 30, 2005 the Partnership had two loans past maturity totaling $175,714, but these loans were current in interest payments. In addition to the above, the Partnership had two other loans totaling $216,257 past due 90 days or more in interest payments. One of these loans is considered to be impaired, which means that interest is no longer being accrued and that payments received will be applied to reduce the outstanding loan balances, including accrued interest and advances. The principal balance of the impaired loan is $96,716. The Partnership does not have any filed notices of default, which would begin the foreclosure process at June 30, 2005. The Partnership has a workout agreement on this impaired loan totaling $96,716 (1.76% of the secured loan portfolio) as of June 30, 2005. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The one workout agreement existing at June 30, 2005, in management's opinion, does not have a material effect on our results of operations or liquidity. This workout agreement has been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     As of June 30, 2005 and 2004, the Partnership's real estate held for sale balance was $130,215 and $862,288, respectively. The decrease in real estate held for sale balance of $732,073 as of June 30, 2005 is due to the sale of one of the properties in October 2004, at a loss of approximately $778,500 which, was previously fully reserved for. The Partnership has not taken back any collateral security from borrowers in 2004 or 2005. The Partnership's real estate held for sale inventory has been reduced to one property. This remaining property is an undeveloped piece of land, which is located in East Palo Alto, California. The Partnership has held its interest in this land since April, 1993. The land is owned with two other affiliated partnerships. Currently, the Partnership is not in contract or negotiating with any interested parties for the sale of this property. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity had been slow, but interest in land sales for commercial sites has been increasing.

     Management provided $8,070 and $15,300 as provision for loan losses for the six month periods ended June 30, 2005and 2004, respectively, and $3,379 and $8,813 for the three month periods ended June 30, 2005 and 2004, respectively. The provision for loan losses builds up the allowance for potential losses. During 2002, Redwood Mortgage Corp. provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under certain loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal due to the Partnership.

PORTFOLIO REVIEW - For the six months ended June 30, 2005 and 2004

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2005 and 2004 the Partnership's loans secured by real property collateral in the four San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, and Alameda) represented $4,658,398 (85%) and $4,694,002 (93%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of June 30, 2005 and 2004, the Partnership held 16 and 14 loans respectively in the following categories:

                                                        June 30,                         June 30,
                                                          2005                             2004
                                              -----------------------------    -----------------------------

     Single family homes(1-4 units)            $ 1,592,675          28.96%      $ 1,341,812          26.60%
     Apartments (5+ units)                          96,716           1.76%          136,841           2.71%
     Commercial                                  3,810,736          69.28%        3,565,498          70.69%
                                              -------------    ------------    -------------    ------------

     Total                                     $ 5,500,127         100.00%      $ 5,044,151         100.00%
                                              =============    ============    =============    ============

     As of June 30, 2005, the Partnership held 16 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of June 30, 2005:


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                               As of June 30, 2005

                                                            # of Loans         Amount            Percent
                                                            ------------    --------------     -------------

       1st Mortgages                                                  8      $  3,977,933               72%
       2nd Mortgages                                                  8         1,522,194               28%
                                                            ============    ==============     =============
              Total                                                  16      $  5,500,127              100%

       Maturing 12/31/05 and prior                                    2      $    175,714                3%
       Maturing prior to 12/31/06                                     3           671,716               12%
       Maturing prior to 12/31/07                                     3         3,204,746               58%
       Maturing after 12/31/07                                        8         1,447,951               27%
                                                            ============    ==============     =============
              Total                                                  16      $  5,500,127              100%

       Average Loan                                                          $    343,758                6%
       Largest Loan                                                             2,103,300               38%
       Smallest Loan                                                               31,365             0.57%
       Average Loan-to-Value, based upon appraisals
         and senior liens at date of inception of loan                                               79.92%

     The Partnership's largest loan in the principal amount of $2,103,300 represents 38% of outstanding secured loans and 33% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans. In this instance all of these factors affected this loan. Chief among them was a restructure of two loans with outstanding principal plus accrued interest, late fees and advances into one new loan with an outstanding balance of $2,103,300.

     The Partnership has a substantial amount of its loan receivable balance from one borrower at June 30, 2005 and 2004. The borrower accounted for approximately 56% and 61% of the loan balances at such dates. This borrower has two loans secured by separate properties in the principal amounts of $2,103,300 and $956,800 as of June 30, 2005. Neither of these loans are past due in principal or 90 days or more past due in interest.

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

     At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the six and three month periods ended June 30, 2005 and 2004, the Partnership made distributions of earnings to limited partners of $69,202 and $54,973, and $36,510 and $27,187, respectively. Distribution of earnings to limited partners for the six and three month periods ended June 30, 2005 and 2004, to limited partners' capital accounts and not withdrawn, was $123,383 and $105,902, and $58,110 and $52,888, respectively. As of June 30, 2005 and 2004, limited partners electing to withdraw earnings represented 39% and 35% of the limited partners' outstanding capital accounts, respectively.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations. For the six and three month periods ended June 30, 2005 and 2004, $23,054 and $103,036, and $9,027 and $46,829,
respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2005 and 2004, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the six and three month periods ended June 30, 2005 and 2004, $129,174 and $116,087, and $73,666 and $58,910, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

Current Economic Conditions.

     From July 1, 2004 through June 30, 2005, the Federal Reserve increased the Federal Funds Rate to 3.25% from 1.00%. The recent upward movement in the Federal Funds Rate during 2004 and 2005 has raised short-term rates but has not yet raised long-term interest rates significantly. New loans will be originated at then existing interest rates. In the future the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2005 at rates slightly above those that prevailed in 2004. The recent increases in short term interest rates and to a lesser extent long term interest rates has encouraged those borrowers with interest rates above the current going rates to refinance their indebtedness so as to lock in these historically low interest rates should they move higher in the future However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will remain relatively stable over the year 2005. Based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 5.75% and 6.50% in 2005.

     The Partnership makes loans primarily in Northern California. As of June 30, 2005, approximately 85%, ($4,658,398) of the loans held by the Partnership were in four San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

     The national and Northern California economies continue to improve. Both are exhibiting steady economic growth, low inflation, and improving unemployment numbers. The increases in the price of oil and the pace of real estate appreciation remain a concern. During July of 2005 the Mortgage Bankers Association issued their long term economic forecast through 2007 which included predictions of a 3.5% economic growth rate, a core inflation rate of 1.5% for the next several years, relatively low long-term interest rates rising to perhaps 6.25% for 30-year mortgages, declining unemployment to 4.9%, job growth of about 180,000 jobs per month and a slowdown in residential appreciation to a more sustainable 4.5% per year. These predictions indicate an economy that is continuing to grow and improve, which is good for both mortgage businesses and the real estate industry as a whole.

     The Northern California residential real estate market continued to exhibit strong appreciation during the second quarter of 2005. Values of single family homes in the six county San Francisco Bay Area rose on a June year to year comparison by 18.2%. These price increases are significant but the real estate market may be beginning to slow as sales volumes of homes declined by an average of 9.4% as compared to 2004. The partnership invests a significant amount of its portfolio in residential mortgages and a strong appreciating market assists in creating loan demand and enhancing loan security.

     The Northern California commercial real estate market continued eight consecutive quarters of positive numbers. Space absorption in the office sector continued throughout the Bay Area, while San Francisco was typical. Absorption as reported by Grubb and Ellis was 507,871 square feet for the second quarter and 689,942 for the year to date while Cushman Wakefield reported 447,646 for the second quarter and 860,827 for the year to date. This steady positive absorption continues the progress of whittling down the available office inventory which stood at approximately 22% in San Francisco as little a two years ago. Cushman Wakefield reports overall San Francisco vacancies of 17.6%. Despite the high vacancy rate, rents have begun to increase. C.B. Richard Ellis reported that San Francisco rents averaged $27.18 per square foot while Cushman Wakefield reported that rents averaged $30.24 per square foot. Little new construction is likely to occur as new construction costs run $525 per square foot and top sales prices average $320 per square foot. The three highest per square foot sales transactions in 2005 were $495, $467 and $434 per square foot. Over $2 billion in property has sold in the first half of 2005, which is only $700 million short of the total sales volume in 2004. While 2004 was a record breaking year, it is likely that 2005 will surpass the 2004 record. The continued improvement of the commercial market assists owners in making their debt payments. Increased occupancies and increasing rents assist by adding value to the real estate security of our commercial loans.

     For Partnership loans outstanding as of June 30, 2005, the Partnership had an average loan to value ratio of 79.92%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations Table.   None


Part I - Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, and loans held in the Partnership's portfolio as of June 30, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2005:

                                   2005        2006       2007         2008        2009     Thereafter      Total
                              --------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts          $  746,366                                                               $  746,366
Average interest rate               1.45%                                                                    1.45%
Unsecured loans                                                      $ 270,610                          $  270,610
Average Interest Rate                                                       0%                                  0%
Loans secured by deeds
   of trust                    $  175,714    671,716    3,204,746      400,000    343,363     704,588   $5,500,127
Average interest rate              10.00%      9.18%        9.07%        8.50%      9.35%       9.15%        9.10%

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of June 30, 2005 the general partners have determined that the allowance for loan losses and real estate owned of $325,134 (5.08% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2005, two loans were past maturity over 90 days amounting to $175,714. In addition, two loans totaling $216,257 were past due 90 days or more in interest payments. One of these loans for $96,716 was subject to a workout agreement, which requires the borrower to make regular monthly loan payments. This loan is the only loan categorized as impaired.

     The Partnership also owns (through previous foreclosure) one property; an undeveloped commercial property located in East Palo Alto, California. The land is owned with two other affiliated Partnerships. The Partnership's net investment in the land at June 30, 2005 is $130,215, or 2.03% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment. There are no ongoing negotiations for the sale of this property.

Part I - Item 4.    CONTROLS AND PROCEDURES

     As of June 30, 2005, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership's disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's first six months that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of August 2005.

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


/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
August 15, 2005

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



/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President, Secretary/Treasurer
and Chief Financial Officer, of Gymno
Corporation, General Partner
August 15, 2005

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
August 15, 2005

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
August 15, 2005