Form 10-Q
period 2005-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 2005-11-14
CIK 811592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes                           No          XX
          --------------             -------------

Part I - Item I.     FINANCIAL STATEMENTS

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 BALANCE SHEETS
              SEPTEMBER 30, 2005 and DECEMBER 31, 2004 (unaudited)

                                     ASSETS

                                                                        September 30,      December 31,
                                                                            2005              2004
                                                                       ---------------   ---------------

    Cash and cash equivalents                                             $   684,197       $ 1,090,027
                                                                       ---------------   ---------------

    Loans
      Loans, secured by deeds of trust                                      5,600,584         5,225,128
      Loans, unsecured, net discount of $79,748 and $93,823 for
         September 30, 2005 and December 31, 2004, respectively               275,301           261,276
                                                                       ---------------   ---------------
                                                                            5,875,885         5,486,404
      Less allowance for loan losses                                        (380,225)         (315,751)
                                                                       ---------------   ---------------
           Net loans                                                        5,495,660         5,170,653
                                                                       ---------------   ---------------

    Interest and other receivables
      Accrued interest and late fees                                           85,771            61,364
      Advances on loans                                                           574             2,890
                                                                       ---------------   ---------------
           Total interest and other receivables                                86,345            64,254
                                                                       ---------------   ---------------

    Real estate held for sale, net                                            130,215           128,902
                                                                       ---------------   ---------------

           Total assets                                                   $ 6,396,417       $ 6,453,836
                                                                       ===============   ===============


                        LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
      Accounts payable                                                    $     3,131       $    11,487
      Payable to affiliate                                                     16,022            12,541
                                                                       ---------------    ---------------
           Total liabilities                                                   19,153            24,028
                                                                       ---------------    ---------------

    Partners' capital
      Limited partners' capital, subject to redemption                      6,367,503         6,420,047
      General partners' capital                                                 9,761             9,761
                                                                       ---------------    ---------------
           Total partners' capital                                          6,377,264         6,429,808
                                                                       ---------------    ---------------

           Total liabilities and partners' capital                        $ 6,396,417       $ 6,453,836
                                                                       ===============    ===============




The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004 (unaudited)

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                              -----------------------------      -------------------------------

                                                                   2005           2004                 2005            2004
                                                                -----------    -----------          -----------     -----------
Revenues
    Interest on loans                                            $ 185,568      $ 121,022            $ 441,217       $ 362,174
    Interest - interest bearing accounts                             1,070          1,203                7,454           2,974
    Late charges, prepayment penalties and fees                      9,969         13,679               13,124          41,083
                                                                -----------    -----------          -----------     -----------
                                                                   196,607        135,904              461,795         406,231
                                                                -----------    -----------          -----------     -----------
Expenses
    Mortgage servicing fees                                         22,321         12,306               47,363          37,474
    Asset management fees                                            3,347          2,030                7,374           6,142
    Clerical costs through Redwood Mortgage Corp.                    2,437          3,098                6,886           9,923
    Provision for losses on loans and real estate held for          55,091         16,813               63,161          32,113
    sale
    Professional services                                           12,605          7,095               34,019          33,435
    Other                                                            4,846          9,087               12,502          39,169
                                                                -----------    -----------          -----------     -----------
                                                                   100,647         50,429              171,305         158,256
                                                                -----------    -----------          -----------     -----------
Net income                                                       $  95,960      $  85,475            $ 290,490       $ 247,975
                                                                ===========    ===========          ===========     ===========

Net income
      General partners (1%)                                            960            855                2,905           2,480
      Limited partners (99%)                                        95,000         84,620              287,585         245,495
                                                                -----------    -----------          -----------     -----------
                                                                 $  95,960      $  85,475            $ 290,490       $ 247,975
                                                                ===========    ===========          ===========     ===========

Net income per $1,000 invested by limited partners for entire period:

     -where income is compounded and retained                    $   15         $   13               $   46          $   38
                                                                ===========    ===========          ===========     ===========

     -where partner receives income in monthly
       distributions                                             $   15         $   13               $   45          $   37
                                                                ===========    ===========          ===========     ===========






The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004 (unaudited)

                                                                                  2005              2004
                                                                              -------------     -------------
        Cash flows from operating activities
            Net income                                                         $   290,490       $   247,975
            Adjustments to reconcile net income to net cash provided by operating activities
                Provision for loan losses and real estate held for sale             63,161            32,113
                Early withdrawal penalties credited to income                      (2,199)           (9,752)
                Amortization of discount on unsecured loans                       (14,075)          (14,075)
                Loss on disposal of real estate held for sale                            -             1,048
                Change in operating assets and liabilities
                  Accrued interest and advances on loans                          (22,091)           (6,926)
                  Accounts payable and payable to affiliate                        (4,875)             7,104
                  Prepaid expenses                                                       -           (2,176)
                                                                              -------------     -------------

        Net cash provided by operating activities                                  310,411           255,311
                                                                              -------------     -------------

        Cash flows from investing activities
            Principal collected on loans                                         1,482,795           433,778
            Loans originated                                                   (1,858,251)         (531,113)
            Payments for real estate held for sale                                       -           (1,203)
            Proceeds from disposition of real estate                                     -           451,688
            Reduction in unsecured note                                                 50                 -
                                                                              -------------     -------------

        Net cash provided by (used in) investing activities                      (375,406)           353,150
                                                                              -------------     -------------

        Cash flows from financing activities
            Partners' withdrawals                                                (340,835)         (390,765)
                                                                              -------------     -------------

        Net cash used in financing activities                                    (340,835)         (390,765)
                                                                              -------------     -------------

        Net increase (decrease) in cash and cash equivalents                     (405,830)           217,696

        Cash and cash equivalents - beginning of period                          1,090,027            32,160
                                                                              -------------     -------------

        Cash and cash equivalents - end of period                              $   684,197       $   249,856
                                                                              =============     =============





The accompanying notes are an integral part of these financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans secured by deeds of trust

     At September 30, 2005 and December 31, 2004, there was no loan and one loan totaling $96,716, categorized as impaired by the Partnership, respectively. In 2004, it was determined that a reduction in the carrying value of this loan was no longer required. The real estate securing this loan appreciated in value over a period of time and the borrower began to pay-down the advances and accrued interest. The increase in value had been determined to be other than temporary. As of September 30, 2005, all the advances were paid in full together with a portion of the accrued interest. This loan was evaluated and it was established that the loan was no longer impaired as of September 30, 2005. The loan was recategorized and all interest and late charges owed by the borrower were accrued and recognized as income through September 30, 2005. Thereafter interest and late charges against this loan will be accrued on a regular basis.

     At September 30, 2005 and December 31, 2004, the Partnership had one loan totaling $96,716, that was past due 90 days or more in interest payments. Additionally, at September 30, 2005 and December 31, 2004, the Partnership had two loans past maturity with outstanding principal balances of $175,646 and $175,865, for a combined total of three loans during each period past due 90 days or more in interest payments, and/or past maturity totaling $272,362 and $272,581, respectively. In addition, accrued interest, late charges and advances on these loans totaled $42,980 and $4,249 at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005 the Partnership does not consider any of these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans. At September 30, 2005 and December 31, 2004, as presented in Note 6, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 78.16%% and 79.67%, respectively.

Allowance for loan losses

     The composition of the allowance for loan losses as of September 30, 2005 and December 31, 2004 was as follows:

                                            September 30,       December 31,
                                                2005               2004
                                          -----------------   ----------------
         Impaired loans                     $            -      $           -
         Specified loans                             6,796              6,796
         Unsecured loans                           270,610            261,227
         General                                   102,819             47,728
                                          -----------------   ----------------

                                            $      380,225      $     315,751
                                          =================   ================

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

     Activity in the allowance for loan losses is as follows for the nine months ended September 30, 2005 and the year ended December 31, 2004:

                                             September 30,        December 31,
                                                2005                 2004
                                           ----------------    ---------------
Beginning balance                            $     315,751       $    279,865
Provision for loan losses                           63,161             35,886
Write-offs                                               -                  -
Transfer from real estate held for sale              1,313                  -
                                           ----------------    ---------------
                                             $     380,225       $    315,751
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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


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

Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. These fees are incurred by the borrowers and paid to the general partners or their affiliates.

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


NOTE 4 - REAL ESTATE HELD FOR SALE

     In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving. As of September 30, 2005 the Partnership's investment in this property was $130,215.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 4 - REAL ESTATE HELD FOR SALE (continued)

     The following table reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of September 30, 2005 and December 31, 2004:

                                        September 30,         December 31,
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
                                      =================     ================


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $5,600,584 and $5,225,128 at September 30, 2005 and December 31, 2004, respectively. The fair value of these loans of $5,633,365 and $5,209,821, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


NOTE 6 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     Loans are secured by recorded deeds of trust. At September 30, 2005 and December 31, 2004, there were 15 and 14 secured loans outstanding respectively, with the following characteristics:

                                                                            September 30,        December 31,
                                                                                2005                 2004
                                                                           ----------------    -----------------
Number of secured loans outstanding                                                     15                   14
Total secured loans outstanding                                                $ 5,600,584          $ 5,225,128

Average secured loan outstanding                                                $  373,372           $  373,223
Average secured loan as percent of total secured loans                               6.67%                7.14%
Average secured loan as percent of partners' capital                                 5.85%                5.80%

Largest secured loan outstanding                                               $ 2,103,300          $ 2,103,300
Largest secured loan as percent of total secured loans                              37.56%               40.25%
Largest secured loan as percent of partners' capital *                              32.98%               32.71%
Largest secured loan as percent of total assets                                     32.88%               32.59%

Number of counties where security is located (all California)                            8                    8

Largest percentage of secured loans in one county                                   47.07%               42.28%

Average secured loan to appraised value of security based on appraised
  values and prior liens at time loan was consummated                               78.16%               79.67%

Number of secured loans in foreclosure status                                         None                 None
Amounts of secured loans in foreclosure                                               None                 None

* At loan inception this loan represented 8.8% of outstanding loans and 8.7% of partners' capital.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 6 - ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

     Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

     The following categories of secured loans were held at September 30, 2005 and December 31, 2004:

                                                                      September 30,            December 31,
                                                                           2005                    2004
                                                                     -----------------      ----------------
    First trust deeds                                                  $    3,871,539         $   4,212,912
    Second trust deeds                                                      1,729,045             1,012,216
                                                                     -----------------      ----------------
          Total loans                                                       5,600,584             5,225,128
    Prior liens due other lenders at time of loan                           4,139,214             3,026,354
                                                                     -----------------      ----------------

          Total debt                                                   $    9,739,798         $   8,251,482
                                                                     =================      ================

    Appraised property value at time of loan                           $   12,461,520         $  10,356,549
                                                                     -----------------      ----------------

          Total loans as percent of appraisals based on appraised
            values and prior liens at time loan was consummated                78.16%                79.67%
                                                                     -----------------      ----------------

    Secured loans by type of property
        Owner occupied homes                                           $    1,873,714         $     627,579
        Non-owner occupied homes                                              250,000               689,017
        Apartments                                                             96,716                96,716
        Commercial                                                          3,380,154             3,811,816
                                                                     -----------------      ----------------
                                                                       $    5,600,584         $   5,225,128
                                                                     =================      ================

     Scheduled maturity dates of secured loans as of September 30, 2005 are as follows:

                Year Ending December 31,
           -----------------------------------

                          2005                    $   175,646
                          2006                        346,716
                          2007                      3,204,507
                          2008                        400,000
                          2009                        342,343
                       Thereafter                   1,131,372
                                               ---------------
                                                  $ 5,600,584
                                               ===============


     The maturities for 2005 include two loans totaling $175,646, which were past maturity at September 30, 2005. Interest payments on both of these loans were current at September 30, 2005.

     At times, the Partnership's cash deposits exceeded federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 6 - ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

     The Partnership has a substantial amount of its loan receivable balance from one borrower at September 30, 2005 and December 31, 2004. This borrower accounted for approximately 55% and 59% of the loan balances at such dates, respectively. This borrower accounted for approximately 47% and 57% of interest revenue for the nine month period ended September 30, 2005 and year ended December 31, 2004, respectively. At the time these loans were made to the borrower, the value of the collateral securing these loans was less than the principal  balance due under the loans.  Redwood  Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Real estate values in the San Francisco Bay Area have appreciated considerably over the years, and a recent appraisal of these two properties by an independent party revealed a loan to value ratio of 63%. This revised valuation backed by the indemnity, enhances the Partnership's position. These loans are not considered impaired.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Workout agreements

     From time to time, the Partnership negotiates various contractual workout agreements with borrowers. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans. As of September 30, 2005 and December 31, 2004, there were one and three loans totaling $96,716 and $272,581 in workout agreements, respectively.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I - Item 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE
                                  PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale. At September 30, 2005, there was one real estate property held for sale, acquired through foreclosure in a prior year.

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

Forward Looking Statements.

     Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future loan payoffs, future interest rates, and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2005 annualized yield estimates. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $52,248 and $14,406 for the nine month periods and $15,998 and $14,406 for the three month periods ended September 30, 2005 and 2004, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $47,363 and $37,474 were incurred for the nine month periods and $22,321 and $12,306 were incurred for the three month periods ended September 30, 2005 and 2004, respectively. Redwood Mortgage Corp. waived $5,518 in loan servicing fees during the second quarter of 2005.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $7,374 and $6,142 were incurred for the nine month periods and $3,347 and $2,030 were incurred for the three month periods ended September 30, 2005 and 2004, respectively.

     o Other Fees The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees aggregated $2,221 and $1,863 for the nine month periods and $284 and $725 for the three month periods ended September 30, 2005 and 2004, respectively.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $2,905 and $2,480 for the nine month periods and $960 and $855 for the three month periods ended September 30, 2005 and 2004, respectively.

     o Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursement was $6,886 and $9,923 for the nine month periods and $2,437 and $3,098 for the three month periods ended September 30, 2005 and 2004, respectively. Redwood Mortgage Corp. waived $870 in reimbursements during the second quarter of 2005.

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of September 30, 2005 and December 31, 2004, a general partner, Gymno Corporation, had contributed $9,772 as capital in accordance with Section 4.02(a) of the Partnership Agreement.

     Results of Operations - For the nine and three months ended September 30, 2005 and 2004

     Changes in the Partnership's operating results for the nine and three month periods ended September 30, 2005 versus 2004 are discussed below:

                                                                       Changes during the        Changes during the
                                                                        nine months ended        three months ended
                                                                       September 30, 2005        September 30, 2005
                                                                           versus 2004               versus 2004
                                                                      ----------------------    ----------------------
Net income increase                                                       $      42,515            $     10,485
                                                                         ===============          ==============
  Revenue
     Interest on loans                                                           79,043                  64,546
     Interest - interest bearing accounts                                         4,480                   (133)
     Late charges and other fees                                               (27,959)                 (3,710)
                                                                         ---------------          --------------
                                                                          $      55,564            $     60,703
                                                                         ---------------          --------------

  Expenses
     Mortgage servicing fees                                              $       9,889            $     10,015
     Asset management fees                                                        1,232                   1,317
     Clerical costs through Redwood Mortgage Corp.                              (3,037)                   (661)
     Provision for losses on loans and real estate held for sale                 31,048                  38,278
     Professional services                                                          584                   5,510
     Other                                                                     (26,667)                 (4,241)
                                                                         ---------------          --------------
                                                                          $      13,049            $     50,218
                                                                         ---------------          --------------

          Net income increase                                             $      42,515            $     10,485
                                                                         ===============          ==============

     The increase in interest on loans of $79,043 and $64,546 for the nine and three month periods ended September 30, 2005 as compared to the same periods in 2004 was due to an increase in the average loan portfolio balance to $5,413,900 and an increase in average interest rate to 9.13% as of September 30, 2005 as compared to $5,130,541 and 9.06% as of September 30, 2004. The increase is also due to collection of additional interest on a loan totaling $6,135. Additional interest provisions are occasionally negotiated with borrowers as further compensation earned by the lender upon the payoff of a loan. Further, interest on a loan previously considered to be impaired, was accrued through September 30, 2005 adding interest income of $42,497. There is a strong likelihood that during the fourth quarter of 2005 two loans with principal balances totaling approximately $3,060,000 will be paid off. Should this occur, interest income may be significantly reduced until the funds can be placed into new mortgage investments.

     The decrease in late charge revenue and other fees of $27,959 and $3,710 for the nine and three month periods ended September 30, 2005 as compared to the same periods in 2004 is due to the Partnership no longer receiving non-refundable option payments on a property sold in October, 2004. During the nine and three month periods ended September 30, 2004, the Partnership received $28,929 and $9,643 of such option payments. The decrease was also due in part to a reduction in early withdrawal penalties of $7,553 and $1,734 for the nine and three month periods ended September 30, 2005. These amounts were offset by an increase in late fees and miscellaneous income of $8,523 and $7,667 for the nine and three month periods ended September 30, 2005 due to collection of past due amounts on a previously impaired loan.

     The increase in interest-bearing accounts of $4,480 for the nine month period ended September 30, 2005 as compared to the same period in 2004 was due to a higher average balance of deposits the Partnership had in the interest bearing account during the nine month period ended September 30, 2005 as compared to the same period in 2004. The average balances for the nine and three month periods ended September 30, 2005 were $860,637 and $428,612, respectively. The Partnership maintained an average balance of $409,765 and $433,555 in the bank account during the third quarter of 2005 and 2004, respectively, hence the reduction in interest income of $133.

     The increase in loan servicing fees of $9,889 and $10,015 for the nine and three month periods ended September 30, 2005 as compared to the same periods in 2004 is primarily attributable to the higher average loan balances and the Partnership accruing the servicing fee of $8,014 on a loan that was previously considered to be impaired. This was partially offset by Redwood Mortgage, the servicing agent, waiving $5,518 in loan servicing fees during the second quarter of 2005. Mortgage fees on impaired loans are due as borrower payments are received.

     The increase in the provision for losses on loans and real estate held for sale of $31,048 and $38,278 for the nine and three month periods ended September 30, 2005 as compared to the same periods in 2004 is due to the general partners' consideration that the general reserve should be increased in relation to the overall size of the loan portfolio. See additional discussion in allowance for loan loss section.

     The increase in professional services of $584 and $5,510 for the nine and three month periods ended September 30, 2005 as compared to the same periods in 2004, was due to increased costs and the timing of billings of professional fees pertaining to the audit and tax return processing and legal fees in 2005 as compared to 2004.

     The decrease in clerical costs of $3,037 and $661 for the nine and three month periods ended September 30, 2005 as compared to the same periods in 2004 was primarily attributable to reduced costs in servicing this Partnership and a waiver of approximately $870 during the second quarter of 2005.

     The decrease in other expenses of $26,667 and $4,241 for the nine and three month periods ended September 30, 2005 as compared to the same periods in 2004 was related to the reduction in costs associated with the upkeep of real estate properties held for sale. Two real estate sales transactions occurred in 2004 which brought the real estate owned inventory from three properties, with value totaling $1,312,773 as of January 1, 2004 to one with a value totaling $130,215 as of September 30, 2005.

     Partnership capital decreased from $6,429,808 at December 31, 2004 to $6,377,264 at September 30, 2005. The decrease is attributable to continued earnings and capital liquidations.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding as of September 30, 2005 and December 31, 2004 were $5,600,584 and $5,225,128, respectively. The overall increase in loans outstanding at September 30, 2005 from December 31, 2004, was primarily due to the Partnership's ability to fund more loans to replace those that were being paid off during the nine months ended September 30, 2005. The Partnership placed $1,858,251 of new loans in the nine month period ended September 30, 2005 and received principal payoffs from borrowers of $1,482,795.

     The Partnership's operating results and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-six years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of September 30, 2005, there were no properties in foreclosure. As of September 30, 2005 and 2004, the Partnership's real estate held for sale account balance was $130,215 and $862,288, respectively. The decrease was due to the sale of one of the properties in October of 2004.

     Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs. Currently, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this information and more, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2002 and 2003 the economy stabilized. During 2004 and 2005 the economy and the Northern California real estate market has strengthened. At September 30, 2005 the Partnership had two loans past maturity totaling $175,646, but these loans were current in interest payments. In addition to the above, the Partnership had one loan totaling $96,716 past due 90 days or more in interest payments. None of these loans is considered to be impaired. The Partnership does not have any filed notices of default, which would begin the foreclosure process at September 30, 2005. The Partnership has a workout agreement on the one loan totaling $96,716 (1.73% of the secured loan portfolio) as of September 30, 2005. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.

     The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The one workout agreement existing at September 30, 2005, in management's opinion, does not have a material effect on our results of operations or liquidity. This workout agreement has been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     As of September 30, 2005 and 2004, the Partnership's real estate held for sale balance was $130,215 and $862,288, respectively. The decrease in real estate held for sale balance of $732,073 as of September 30, 2005 is due to the sale of one of the properties in October 2004, at a loss of approximately $778,500, which was previously fully reserved for. The Partnership has not taken back any collateral security from borrowers in 2004 or 2005. The Partnership's real estate held for sale inventory has been reduced to one property. This remaining property is an undeveloped piece of land, which is located in East Palo Alto, California. The Partnership has held its interest in this land since April, 1993. The land is owned with two other affiliated partnerships. Currently, the Partnership is not in contract or negotiating with any interested parties for the sale of this property. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity had been slow, but interest in land sales for commercial sites has been increasing.

     Management provided $63,161 and $32,113 as provision for loan losses for the nine month periods ended September 30, 2005 and 2004, respectively, and $55,091 and $16,813 for the three month periods ended September 30, 2005 and 2004, respectively. The provision for loan losses builds up the allowance for potential losses. During 2002, Redwood Mortgage Corp. provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under certain loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired. A recent appraisal of these properties by an independent appraiser revealed a loan to value ratio of 63% which is considered by management to be a strong position. This latest valuation, backed by the indemnity enhances the Partnership's position.

PORTFOLIO REVIEW - For the nine months ended September 30, 2005 and 2004
----------------

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2005 and 2004 the Partnership's loans secured by real property collateral in the three San Francisco Bay Area counties (San Mateo, Santa Clara, and Alameda) represented $4,759,727 (85%) and $4,760,387 (89%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of September 30, 2005 and 2004, the Partnership held 15 and 15 loans respectively in the following categories:

                                                      September 30,                   September 30,
                                                          2005                             2004
                                               ----------------------------    -----------------------------

     Single family homes(1-4 units)            $ 2,123,714          37.92%      $ 1,728,671          32.29%
     Apartments (5+ units)                          96,716           1.73%          136,841           2.56%
     Commercial                                  3,380,154          60.35%        3,487,443          65.15%
                                              -------------    ------------    -------------    ------------

     Total                                     $ 5,600,584         100.00%      $ 5,352,955         100.00%
                                              =============    ============    =============    ============

     As of September 30, 2005, the Partnership held 15 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of September 30, 2005:

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                            As of September 30, 2005

                                                            # of Loans         Amount            Percent
                                                            ------------    --------------     -------------

       1st Mortgages                                                  7        $3,871,539               69%
       2nd Mortgages                                                  8         1,729,045               31%
                                                            ============    ==============     =============
              Total                                                  15        $5,600,584              100%

       Maturing 12/31/05 and prior                                    2         $ 175,646                3%
       Maturing prior to 12/31/06                                     2           346,716                6%
       Maturing prior to 12/31/07                                     3         3,204,507               57%
       Maturing after 12/31/07                                        8         1,873,715               34%
                                                            ============    ==============     =============
              Total                                                  15        $5,600,584              100%

       Average Loan                                                            $  373,372                7%
       Largest Loan                                                             2,103,300               38%
       Smallest Loan                                                               31,297             0.56%
       Average Loan-to-Value, based upon appraisals
         and senior liens at date of inception of loan                                               78.16%

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

     The Partnership has a substantial amount of its loan receivable balance from one borrower at September 30, 2005 and 2004. The borrower accounted for approximately 55% and 57% of the loan balances at such dates. This borrower has two loans secured by separate properties in the principal amounts of $2,103,300 and $956,800 as of September 30, 2005. Neither of these loans is past due in principal or 90 days or more past due in interest.

Liquidity and Capital Resources.

     The Partnership relies upon loan payoffs and borrowers' mortgage payments for the source of funds for loans. Recently, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership. If interest rates were to increase substantially, the yield of the Partnership's loans may provide lower yields than other comparable debt-related investments. Additionally, since the Partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the Partnership could experience significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest may cause a dilution of the Partnership's yield on loans, thereby lowering the Partnership's overall yield to the limited partners. Cash is constantly being generated from borrower interest payments, late charges, amortization of loan principal and loan payoffs. Currently, cash flow exceeds Partnership expenses, earnings and limited partner capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and in other Partnership business. During the fourth quarter of 2005 it is anticipated that two loans with outstanding principal balances of approximately $3,060,000 will be paid off. Alone, payoff of these two loans represents 55% of the Partnership's secured loan portfolio at September 30, 2005. The Partnership will endeavor to place cash proceeds into suitable mortgage loan investments. However, it is unlikely that the cash will immediately be placed in new loans. As a result, interest income may decline until suitable replacement loans are funded.

     At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the nine and three month periods ended September 30, 2005 and 2004, the Partnership made distributions of earnings to limited partners of $105,260 and $83,945, and $36,059 and $28,972, respectively. Distribution of earnings to limited partners for the nine and three month periods ended September 30, 2005 and 2004, to limited partners' capital accounts and not withdrawn, was $182,325 and $161,550, and $58,941 and $55,648, respectively. As of September 30, 2005 and 2004, limited partners electing to withdraw earnings represented 39% and 34% of the limited partners' outstanding capital accounts, respectively.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations. For the nine and three month periods ended September 30, 2005 and 2004, $29,615 and $130,599, and $6,561 and $27,563,
respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of September 30, 2005 and 2004, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the nine and three month periods ended September 30, 2005 and 2004, $205,254 and $183,488, and $76,080 and $67,402, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

Current Economic Conditions.

     From July 1, 2004 through September 30, 2005, the Federal Reserve increased the Federal Funds Rate to 3.75% from 1%. The recent upward movement in the Federal Funds Rate during 2004 and 2005 has raised short-term rates; and while long-term interest rates have risen, they have not increased at a pace comparable to the rise in short-term rates. In the future the general partners anticipate that interest rates will likely change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2005 at rates slightly above those that prevailed in 2004. The recent increases in short term interest rates, and to a lesser extent long term interest rates, have encouraged those borrowers with interest rates above the current going rates to refinance their indebtedness to lock in these historically low interest rates should they increase in the future. Demand for loans from qualified borrowers continues to be strong and as loan repayments occur, the general partners expect to replace the paid off loans with loans at interest rates attainable in the then existing interest rate environment. At this time, the general partners believe that the average loan portfolio interest rate will remain relatively stable over the remainder of 2005. Based upon the rates payable in connection with the existing loans, anticipated interest rates to be charged by the Partnership, and the general partners' experience, the general partners anticipate that the Partnership's annualized yield will range between 5.75% and 6.75% in 2005.

     During the third quarter of 2005, the United States economy as a whole performed well. Early estimates of a 3.8% third quarter Real Gross Domestic Product shows a continuation of the previous nine consecutive quarters of expansion in excess of 3% (BEA 11/05). The United States unemployment rate for October, 2005 was 5% and has hovered close to that level throughout the second and third quarters of 2005. Regionally, the San Francisco Bay Area demonstrated a very similar unemployment rate with an unemployment rate of 4.9% for the month ended August, 2005. The San Francisco Bay area unemployment rate has been declining from 5.3% in January, 2005 to the current 4.9% (United States Department of Labor 11/05). The rate of inflation concerns many with energy costs having risen significantly over the last year. The consumer price index spiked upward 1.2% in September, 2005 and was 4.7% higher than in September, 2004 (United States Department of Labor 11/05). It remains to be seen whether increased energy costs will ripple through the economy and drive inflation upward, which could push interest rates higher. These statistics indicate an economy that is continuing to grow, which is good for both mortgage lenders and the real estate industry as a whole.

     The Partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the Partnership. As of September 30, 2005 and 2004, approximately 85%, ($4,759,727) and 89%
($4,760,387) of the loans held by the Partnership were in three of the six San Francisco Bay Area Counties, respectively. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

     California residential real estate continued to appreciate in value during the third quarter of 2005. In the San Francisco Bay Area, as of September 2005 single family home median sales prices increased by 19.4%, 22.1%, 15.7% 10.3%, 21.0% and 18.5% to $616,000, $580,000, $899,000, $757,500, $816,500, and
$705,000 for the Alameda, Contra Costa, Marin, San Francisco, San Mateo and Santa Clara counties from September 2004, respectively (DataQuick Information Systems).

     The total sales volumes and the number of homes sold have been declining. Sales volumes for the nine months ended September 2005 as compared to September 2004 were typically 5% lower. Mortgage interest rates for both fixed and adjustable rate loans have been rising, decreasing housing affordability. During the week of October 14, 2005, 30 year fixed rate mortgages increased above a 6% interest rate for the first time since March 2005 (Freddie Mac). Rising interest rates will likely slow down the rate of housing appreciation we have seen over the last two years. A strong residential real estate marketplace increases lending opportunities and assists in providing adequate equity to help repay mortgage debt should borrowers become delinquent in their payments.

     Commercial real estate in the San Francisco Bay Area continued its rebound. Occupancy is increasing and rents are either stagnant or increasing in most markets throughout the San Francisco Bay Area. Grubb and Ellis reports that class A space in San Francisco average rents are $32.60 up 3.6% from the second quarter and that vacancy is at 17.6%t down from 18.5% in the second quarter and 21.2% in the third quarter of 2004. The San Francisco leasing market has absorbed an estimated 1.9 million square feet net during 2005. Sales of commercial office buildings are brisk with record per square foot prices being attained and 2005 being on track to be a record volume sales year. A healthy commercial real estate market increases lending opportunities and assists in providing adequate equity to repay mortgage debt should borrowers become delinquent in their payments.

     For Partnership loans outstanding as of September 30, 2005, the Partnership had an average loan to value ratio of 78.16%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations Table.   None

Part I - Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, and loans held in the Partnership's portfolio as of September 30, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2005:

                                 2005         2006         2007          2008         2009      Thereafter      Total
                              ------------ ------------ ------------ ------------- ------------ ------------ -------------
Interest earning assets:
Money market accounts           $ 331,130                                                                      $  331,130
Average interest rate               1.50%                                                                           1.50%
Unsecured loans                                                          $275,301                              $  275,301
Average Interest Rate                                                          0%                                      0%
Loans secured by deeds
   of trust                     $ 175,646      346,716    3,204,507       400,000      342,343    1,131,372    $5,600,584
Average interest rate              10.00%        7.94%        9.07%         8.50%        9.35%        9.12%         9.01%

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of September 30, 2005 the general partners have determined that the allowance for loan losses and real estate owned of $380,225 (5.96% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of September 30, 2005, two loans were past maturity amounting to $175,646. In addition, one loan totaling $96,716 was past due 90 days or more in interest payments for a combined total of three loans past due 90 days or more in interest payments, and/or past maturity totaling $272,362. This past due 90 days loan for $96,716 was subject to a workout agreement, which requires the borrower to make regular monthly loan payments.

     The Partnership also owns (through previous foreclosure) one property; an undeveloped property located in East Palo Alto, California. The land is owned with two other affiliated Partnerships. The Partnership's net investment in the land at September 30, 2005 is $130,215, or 2.04% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment. There are no ongoing negotiations for the sale of this property.

Part I - Item 4. CONTROLS AND PROCEDURES

     As of September 30, 2005, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership's disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's first nine months that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November 2005.

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




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
November 14, 2005

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




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President, Secretary/Treasurer and
Chief Financial Officer, of Gymno
Corporation, General Partner
November 14, 2005

                                                                 Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
November 14, 2005

                                                                 Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
November 14, 2005