Form 10-K
period 2005-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 2006-03-31
CIK 811592

REDWOOD MORTGAGE INVESTORS VI
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2005

                                                       Part I

                                                                                                             Page No.
                                                                                                          ------------
Item 1  - Business                                                                                            4
Item 2  - Properties                                                                                          8
Item 3  - Legal Proceedings                                                                                   8
Item 4  - Submission of Matters to a Vote of Security Holders (Partners)                                      8

                                                       Part II


Item 5  - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters              8
Item 6  - Selected Financial Data                                                                             9
Item 7  - Management's Discussion and Analysis of Financial Condition and Results of Operations               10
Item 7a - Quantitative and Qualitative Disclosures About Market Risk                                          18
Item 8  - Financial Statements and Supplementary Data                                                         20
Item 9  - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                42
Item 9a - Controls and Procedures                                                                             42
Item 9b - Other Information                                                                                   42

                                                      Part III


Item 10 - Directors and Executive Officers of the Registrant                                                  42
Item 11 - Executive Compensation                                                                              43
Item 12 - Security Ownership of Certain Beneficial Owners and Management                                      44
Item 13 - Certain Relationships and Related Transactions                                                      44
Item 14 - Principal Accountant Fees and Services                                                              44

                                                       Part IV

Item 15 - Exhibits, Financial Statements and Schedules                                                        45

Signatures                                                                                                    46

Certifications                                                                                                47

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2005

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                        Commission File Number: 000-17573


                         REDWOOD MORTGAGE INVESTORS VI,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)


          California                                      94-3031211
(State or other jurisdiction of                (I.R.S. Employer Identification)
  incorporation or organization)


900 Veterans Blvd., Suite 500, Redwood City, CA             94063
  (address of principal executive offices)               (zip code)


                                 (650) 365-5341
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section
12 (b) of the Act:                                               NONE

Securities registered pursuant to Section
12 (g) of the Act:                                    Limited Partnership Units

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Yes                           No          XX
          --------------             -------------

     Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.

Yes                           No          XX
          --------------             -------------

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

Yes            XX             No
          --------------             -------------

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                           No          XX
          --------------             -------------

     As of June 30, 2005, the aggregate value of limited partnership Units held by non-affiliates was $6,391,203. This calculation is based on the capital account balance of the limited partners and excludes limited partnership Units held by the general partners.

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

     The Partnership was formed in September 1987, with an approved 120,000 Units of $100 each ($12,000,000). The Units were offered on a "best efforts" basis through broker/dealer member firms of the National Association of Securities Dealers, Inc. It immediately began issuing Units and began investing in loans in October 1987. The offering terminated in September 1989, and as of that date 97,725.94 limited partner Units were sold realizing proceeds of $9,772,594. At December 31, 2005, the Partnership had a balance of loans totaling $2,021,973 with interest rates thereon ranging from 8.50% to 10.50%.

     Currently first mortgage loans comprise 40.08% of the total amount of secured loan portfolio. Second mortgage loans comprise 59.92% of the secured loan portfolio. Single Family (1-4 units) homes, total 84.25% of the secured mortgage loans. Commercial secured loans decreased from last year, now comprising 15.75% of the portfolio, a decrease of 57.20% from 2004. The major concentration of secured loans, comprising 73.13% of the total secured loans, is in three of the six counties that comprise the San Francisco Bay Area. The balance is primarily in Northern California. Currently secured loan size is averaging $224,664 per loan. Some of the secured loans are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 34.05%, based on senior loans and appraised values at the inception of our loan. Generally, the more equity, the more protection for the lender. The Partnership's loan portfolio had no properties in foreclosure as of the end of December 2005.

     Delinquencies are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For the year ended December 31, 2005 and 2004 the Partnership did not take back any collateral from defaulted borrowers. During the year 2002, the Partnership acquired a piece of real estate property through foreclosure. This property consisted of four townhouses. The Partnership commenced refurbishment of the units and concluded a sale of the units in March 2004. A second property, acquired in 2000, was a commercial property located in Walnut Creek, California. The property was sold during the fourth quarter of 2004. The Partnership realized a loss upon the sale of both of these properties totaling approximately $783,000, which had previously been reserved for.

     The Partnership also owns (through previous foreclosure in April, 1993) one other property; undeveloped land. The land is located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment of $130,215 is 2.05% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity had been slow, but interest in land sales for commercial sites has been increasing.

     The Partnership's revenues increased from $491,640 in 2003 to $538,737 in 2004 and decreased slightly to $522,282 in 2005. The increase from 2003 to 2004 was due primarily to the increase in the average interest rate on loans, which was 7.80% in 2003, 8.41% in 2004, and 9.12% in 2005. In addition, the increase in revenue in 2004 was due primarily to the receipt of a non-refundable deposit on the sale of a real estate held for sale property totaling $28,929. In 2005 the decrease from 2004 was primarily due to the collection of $44,318 in interest and $5,912 in late charges on a loan that was previously categorized as impaired; offset by a lower average outstanding loan balance, which was substantially affected by the pay off of two loans totaling $3,060,100 in November, 2005. As a result of this payoff the Partnership's loan balances declined from $5,599,663 to $2,172,419. The Partnership was unable to place the payoff proceeds of $3,060,100 on new notes immediately. Instead, the proceeds were deposited into the Partnership's money market account. Cash flow the Partnership generated from mortgage interest and loan pay-downs and pay-offs was used to meet limited partner capital and earnings liquidations. Withdrawals by limited partners were $506,503, $510,115 and $457,826 for the three years ended December 31, 2003, 2004 and 2005, respectively.

     During the year 2005, the Partnership's annualized yield on compounding accounts was 6.15% and on monthly distributing accounts it was 5.99%.

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

     Beginning in July of 2004, the Federal Reserve changed its interest rate policy from one of three years of continuously lowered interest rates, which hit a 40 year historic interest rate low, to one of tempered but gradual interest rate increases. In keeping with this new policy since July 2004, the Federal Reserve has increased the Federal Funds Rate by one quarter percentage point (1/4 of one percent) at each of its meetings to 5.25% as of December 31, 2005. This deliberate upward change in the Federal Funds Rate has caused short term interest rates to rise, and to a lesser degree, pushed longer term rates up as well. Nationally and more specifically in Northern California, the location of the majority of our lending activities, the economies have substantially recovered from the economic downturn lasting from 2000 through 2003. Employment and job creation has improved. During 2004 and 2005, the residential and commercial real estate markets in Northern California enjoyed solid price appreciation. During the latter half of 2005, long-term interest rates have begun to inch upward. Residential sales volumes have declined yet median home sales prices have remained at or near their record 2005 highs. While some concern exists as to whether real estate values will soften, interest rates continue to remain attractive by historical standards, unemployment remains low and the economy is strong. Management believes these factors will contribute to a real estate marketplace with lower appreciation in 2006 compared to 2004 and 2005. With less real estate transactions likely to exist competition for loans will be fierce. Since it appears that the bottom of the interest rate cycle was reached in 2004, we believe loan runoff to lower interest rates will be reduced allowing the partnership to retain its loans for longer periods. Excess cash will be invested in short-term alternative investments, such as money market funds yielding considerably less than the current loan investment portfolio.

     Secured Loan Portfolio

     As of December 31, 2005, a summary of the Partnership's secured loan portfolio is set forth below.

   Loans as a Percentage of Appraised Value

   First Trust Deed Loans                                         $    810,359
   Second Trust Deed Loans                                           1,211,614
                                                                ---------------
        Total loans                                               $  2,021,973

   Priority Positions due other Lenders at Time of Loan              2,367,593

        Total Debt                                                $  4,389,566
                                                                ===============

   Appraised Property Value at time of loan                       $  6,655,409

        Total Secured Loans as a % of Appraisal based on
         appraisals and prior liens at date of loan                     65.95%

   Number of Secured Loans Outstanding                                       9

   Average Secured Loan                                                224,664
   Average Secured Loan as a % of Net Assets                             3.53%
   Largest Secured Loan Outstanding                                    532,131
   Largest Secured Loan as a % of Net Assets                             8.37%
   Largest secured Loan as a % of Total Assets                           8.36%


   Secured Loans as a Percentage of Total Loans                     Percent
   -----------------------------------------------------        ---------------
   First Trust Deeds                                                    40.08%
   Second Trust Deeds                                                   59.92%
                                                                ---------------
        Total                                                          100.00%
                                                                ===============

   Secured Loans by Type of Property                                Amount            Percent
   -----------------------------------------------------        ---------------     ------------
   Single Family (1-4 units)                                      $  1,703,472           84.25%
   Commercial                                                          318,501           15.75%
                                                                ---------------     ------------

        Total                                                     $  2,021,973          100.00%
                                                                ===============     ============

     The following is a distribution of secured loans outstanding as of December 31, 2005 by California Counties:

                                                                    Total
                    California County                            Secured Loans        Percent
  ------------------------------------------------------       ----------------     -------------

  San Francisco Bay Area Counties
      San Mateo                                                  $     544,069            26.91%
      Santa Clara                                                      532,131            26.32%
      Alameda                                                          402,432            19.90%
                                                               ----------------     -------------
                                                                     1,478,632            73.13%

  San Francisco Bay Area Adjacent Counties
      Monterey                                                         250,000            12.36%
      Stanislaus                                                       174,432             8.63%
                                                               ----------------     -------------
                                                                       424,432            20.99%

  Other California Counties
      Colusa                                                           118,909             5.88%
                                                               ----------------     -------------
                                                                       118,909             5.88%

  Total                                                          $   2,021,973           100.00%
                                                               ================     =============


  Number of Loans in Foreclosure                                             0

     Scheduled maturity dates of secured loans as of December 31, 2005 are as follows:

                          Year Ending
                         December 31,
                   --------------------------

                             2006                    $  424,432
                             2007                       144,069
                             2008                       400,000
                             2009                       272,394
                             2010                       781,078
                                                   --------------

                                                     $ 2,021,973
                                                   ==============

     The Partnership's largest loan in the principal amount of $532,131 represents 26.32% of outstanding secured loans and 8.36% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

     The Partnership had a substantial amount of its loan receivable balance from one borrower at December 31, 2004 and 2003. The borrower accounted for approximately 59% and 58% of the loan balances at such dates. This borrower had two loans secured by separate properties in the principal amounts of $2,103,000 and $956,800. These loans were paid off in November, 2005. In addition, an impaired loan with a principal balance of $96,716 paid off in November, 2005.

     The scheduled maturities for 2006 include two loans for $174,432, representing 8.63% of the secured loan portfolio, past maturity at December 31, 2005. The Partnership occasionally allows borrowers to continue to make the regular interest payments on debt past maturity for periods of time. In many instances the interest rate on these past maturity loans is higher than currently existing interest rates. Interest payments on these loans were current.

     Item 2 - Properties

     The Partnership did not take back any collateral security from borrowers in 2005 or 2004. During 2002, the Partnership took back one piece of real estate collateral through foreclosure. The Partnership, together with other partnerships, all affiliates of the general partners, owned the property. The property was a 4 unit condominium complex. During the year 2003, renovation work was completed and the property was placed on the market for sale. A purchase offer was accepted and the escrow closed in March, 2004. As of December 31, 2003, the carrying value of this property was $454,862. A second property, acquired in 2000, was a commercial property located in Walnut Creek, California. The property was sold in October, 2004. The Partnership realized a loss upon the sale of both of these properties totaling approximately $783,000, which had been anticipated and the loss was offset against reserves previously set aside for these properties.

     The Partnership also owns, through previous foreclosures, one other property; undeveloped land. The land is located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment in the land at December 31, 2005 is $130,215. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity had been slow, but interest in land sales for commercial sites has been increasing.


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


                                     Part II


     Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters

     120,000 Units at $100 each (minimum 20 Units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in Part I item 1). All Units were sold to California residents. Investors have the option of withdrawing earnings on a monthly, quarterly or annual basis or having their earnings retained in the Partnership. Limited partners may withdraw from the Partnership in accordance with the terms of the partnership agreement subject to early withdrawal penalties. There is no established public trading market for the Units. As of December 31, 2005, 368 limited partners had a capital balance of $6,346,746.

     A description of the Partnership's Units, transfer restrictions, and withdrawal provisions is more fully described under the section entitled "Description of Units" and "Summary of the Limited Partnership Agreement", pages 38-42 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated by reference.

     Item 6 - Selected Financial Data

     Redwood Mortgage Investors VI began operations in October, 1987. Its financial condition and results of operation as of and for the five years ended December 31, 2005 were:

                                 Balance Sheets

                                                                                   December 31,
                                             -------------------------------------------------------------------------------------
                                                  2005              2004              2003              2002             2001
                                             --------------    --------------    --------------    --------------   --------------
Cash                                           $ 4,361,983       $ 1,090,027       $    32,160       $   341,127      $   190,414

Loans
   Loans, secured by deeds of trust              2,021,973         5,225,128         5,255,620         5,183,100        4,970,433
   Loans, unsecured, net                           144,098           261,276           242,462           223,697           82,362

Interest and other receivables
   Accrued interest and late fees                   22,138            61,364            54,562            61,384          797,105
   Advances on loans                                    51             2,890             4,091            31,007          197,946

Less allowances for loan losses                  (315,379)         (315,751)         (279,865)         (275,294)        (370,612)
Note receivable - Redwood Mortgage Corp.                 -                 -                 -                 -          178,200
Real estate held for sale, net                     130,215           128,902         1,312,773         1,234,541        1,093,503
                                             --------------    --------------    --------------    --------------   --------------

    Total assets                               $ 6,365,079       $ 6,453,836       $ 6,621,803       $ 6,799,562      $ 7,139,351
                                             ==============    ==============    ==============    ==============   ==============

                        Liabilities and Partners' Capital

                                                                                December 31,
                                             -------------------------------------------------------------------------------------
                                                  2005              2004              2003              2002             2001
                                             --------------    --------------    --------------    --------------   --------------
Liabilities
  Accounts payable                             $         -       $    11,487       $    13,064       $    11,953      $    20,261
  Deferred interest on loans                             -                 -             -                     -           74,022
  Payable to affiliates                              8,572            12,541            12,496            14,643           35,632
                                             --------------    --------------    --------------    --------------   --------------
    Total liabilities                                8,572            24,028            25,560            26,596          129,915
                                             --------------    --------------    --------------    --------------   --------------

Partners' capital
  Limited partners' capital, subject to
     redemption                                  6,346,746         6,420,047         6,586,482         6,763,200        6,999,670
  General partners' capital                          9,761             9,761             9,761             9,766            9,766
                                             --------------    --------------    --------------    --------------   --------------

    Total partners' capital                      6,356,507         6,429,808         6,596,243         6,772,966        7,009,436
                                             --------------    --------------    --------------    --------------   --------------

    Total liabilities and partners' capital    $ 6,365,079       $ 6,453,836       $ 6,621,803       $ 6,799,562      $ 7,139,351
                                             ==============    ==============    ==============    ==============   ==============

                              Statements of Income

                                                  2005              2004              2003              2002             2001
                                             --------------    --------------    --------------    --------------   --------------
Gross revenue                                  $   522,282       $   538,737       $   491,640       $   574,171      $   735,900
Expenses                                           133,874           191,585           158,524           204,188          309,249
                                             --------------    --------------    --------------    --------------   --------------
Net income                                     $   388,408       $   347,152       $   333,116       $   369,983      $   426,651
                                             ==============    ==============    ==============    ==============   ==============

Net income:   to general partners (1%)         $     3,884       $     3,472       $     3,331       $     3,700      $     4,266
              to limited partners (99%)            384,524           343,680           329,785           366,283          422,385
                                             --------------    --------------    --------------    --------------   --------------

                                               $   388,408       $   347,152       $   333,116       $   369,983      $   426,651
                                             ==============    ==============    ==============    ==============   ==============
Net income per $1,000 invested by
 limited partners for entire period:
     - where income is  compounded             $        62       $        54       $        50       $        54      $        59
                                             ==============    ==============    ==============    ==============   ==============

     - where partner receives income in
         monthly distributions                 $        60       $        53       $        49       $        53      $        58
                                             ==============    ==============    ==============    ==============   ==============

     Annualized yields when income is compounded or distributed monthly for the years 2001 through 2005 are outlined in the table below:

                                        Compounded         Distributed
                                      ---------------    ---------------
                    2001                  5.95%               5.79%
                    2002                  5.40%               5.27%
                    2003                  5.00%               4.89%
                    2004                  5.40%               5.27%
                    2005                  6.15%               5.99%

     The average annualized yield, when income is compounded from inception through December 31, 2005 was 6.84%. The average annualized yield, when income is distributed monthly, from inception through December 31, 2005 was 6.60%.


     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  OF  THE
PARTNERSHIP

     Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At December 31, 2005, we owned one real property that we had acquired through foreclosure in a prior year.

     Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

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

     Forward-Looking Statements.

     Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2006 annualized yield estimates, the intention not to sell the Partnership's loan portfolio and the expectation that foreclosures will not have a material effect on liquidity. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

     Related Parties.

     The general  partners of the Partnership are Gymno  Corporation and Michael
R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partners, which arranges, services and maintains the loan portfolio for the benefit of the Partnership. The fees received by the affiliate and general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partner subject to limitations imposed by the partnership agreement. In the past the general partners have elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the years ended December 31, 2005, 2004 and 2003, loan brokerage commissions paid by the borrowers were $52,248, $24,156 and $42,407, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $56,508, $50,160 and $48,759 were incurred for the years ended December 31, 2005, 2004 and 2003, respectively.

     These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the Partnership, then net income would have been reduced by approximately $28,254, $25,080 and $24,380 in 2005, 2004 and 2003, respectively. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the Partnership's agreement directly impacts the yield to the limited partners.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). For the years ended December 31, 2005, 2004 and 2003 management fees totaled $24,092, $24,481 and $25,281, respectively. Of these fees the Partnership waived $12,061, $16,321 and $16,854 and paid $12,031, $8,160 and $8,427, respectively, to the general partners.

     o Other Fees The Partnership agreement provides that the general partners may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall not exceed 1%.

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

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2004 and 2005, a general partner, Gymno Corporation, had contributed $9,772 as capital in accordance with
Section 4.02(a) of the partnership agreement.

     Results of  Operations - For the years ended  December  31, 2005,  2004 and
2003

     Changes in the Partnership's operating results for the years ended December 31, 2005 and 2004 are discussed below.

                   Changes during the year ended December 31,

                                                      2005             2004
                                                  -------------    ------------
Net income increase/(decrease)                      $   41,256       $  14,036
                                                  =============    ============
   Revenue
      Interest on loans                                  (878)          34,936
      Interest-interest bearing accounts                11,235           2,435
      Late charges and other fees                     (26,812)           9,726
                                                  -------------    ------------
                                                    $ (16,455)       $  47,097
                                                  -------------    ------------

   Expenses
      Mortgage servicing fees                       $    6,348       $   1,401
      Asset management fees                              3,871           (267)
      Clerical costs from Redwood Mortgage Corp.       (3,587)         (4,226)
      Provision for losses on loans and real
        estate held for sale                          (37,571)          31,301
      Professional services                            (3,050)           7,153
      Other                                           (23,722)         (2,301)
                                                  -------------    ------------
                                                    $ (57,711)       $  33,061
                                                  -------------    ------------

            Net income increase                     $   41,256       $  14,036
                                                  =============    ============

     The decrease in interest on loans of $878 for the year ended December 31, 2005 was primarily due to the decline in the average loan portfolio balance to $4,876,596 in 2005 from an average loan portfolio balance of $5,240,374 in 2004. The average interest rate on notes also decreased to 9.13% in 2005 from an average interest rate of 9.37% in 2004. The reduction in loan balances to $2,021,973 as of December 31, 2005 from $5,225,128 as of December 31, 2004 was primarily due to substantial pay-offs of loans and the Partnership's inability to fund new loans from the pay-off proceeds in 2005. Two loans totaling $3,060,100 that were major contributors of interest income to the Partnership were paid off in November, 2005. Contributing to 2005 income, an impaired loan totaling $96,716 paid-off in 2005 deriving interest of $43,021, which was not previously accrued. The receipt of interest from the previously impaired loan helped the Partnership minimize reduced interest income due to a lower average loan portfolio balance and a decreased average interest rate in 2005. The increase in interest on loans of $34,936 for the year ended December 31, 2004 was primarily due to an interest rate increase on two loans totaling $3,060,100 in 2004. This increase alone generated additional interest income of $32,514 to the Partnership. Interest income was $489,908, $490,786 and $455,850 for the years ended December 31, 2005, 2004 and 2003, respectively. The average interest rate in 2005 was 9.13% as compared to 9.37% for 2004 and 8.73% for 2003.

     The increase in interest-interest bearing accounts of $11,235 and $2,435 for the years ended December 31, 2005 and 2004, respectively, represents interest earned on a larger average balance deposit, which increased to $1,220,447 for the year ended December 31, 2005 from an average balance of $561,094 that existed in 2004 and from an average balance of $186,644 in 2003

     The decrease in late charge revenue and other fees of $26,812 for the year ended December 31, 2005 was primarily due to non-refundable option payments received on a property held for sale. These payments totaled $28,929 in 2004 and the related real estate property was sold in December 2004. The decrease was also due to a decline in miscellaneous income to $8,440 in 2005 from $11,498 in 2004, due to reduced collection of prepayment penalties of $2,256 in 2005 as compared to $10,801 in 2004. However, these were offset by the collection of other fees totaling $6,184 in 2005 as compared to $697 in 2004 and the collection of late charges totaling $7,184 in 2005 as compared to $2,009 in 2004. The increase in late charge revenue and other fees of $9,726 for the year ended December 31, 2004 was due to the receipt of non-refundable option payments, on real estate held for sale of $28,929; offset by a decrease in late fees and miscellaneous income of $19,203.

     The increase in mortgage servicing fees of $6,348 for the year ended December 31, 2005 was primarily due to the payment of servicing fees of $9,439 on an impaired loan, which was collected in 2005. The increase in mortgage servicing fees of $1,401 for the year ended December 31, 2004 was due to an overall higher average loan portfolio balance of $5,240,374 in 2004 as compared to $5,219,360 in 2003; offset by the collection of delinquent interest from a loan that paid off in 2003.

     The increase in asset management fees of $3,871 for the year ended December 31, 2005 was primarily due to the Partnership paying the full 3/8% asset management fee during the final three months of 2005 instead of a reduced fee of 1/8% as agreed upon by the general partners. The decrease in asset management fees of $267 for the year ended December 31, 2004 was primarily due to declining balances of limited partners' capital, which were $6,420,047 and $6,586,482, at December 31, 2004 and 2003, respectively.

     The decrease in clerical costs of $3,587 and $4,226 for the years ended December 31, 2005 and 2004, respectively, was primarily attributable to reduced clerical costs in servicing this Partnership.

     The decrease in the provision for losses on loans and real estate held for sale of $37,571 for the year ended December 31, 2005 was due to the Partnership not allocating any additional provision and recording a recovery of $1,685 in 2005. There were two loans matured 90 days or more totaling $174,432, but no delinquent loans past due 90 days or more in interest payments as of December 31, 2005 and the Partnership felt that no further provision for loan loss was required. The increase in the provision for losses on loans and real estate held for sale of $31,301 for the year ended December 31, 2004 was deemed appropriate by Partnership's management due to the higher average loan portfolio balance of $5,240,374 and three delinquent loans past due 90 days or more in interest payments. Loan portfolio balances decreased to $2,021,973 in 2005 from the portfolio balance of $5,225,128 that existed in 2004 and a reserve for loan losses of $315,379 and $315,751 as of December 31, 2005 and 2004, respectively, was considered to be adequate.

     The decrease in professional services of $3,050 for the year ended December 31, 2005 was due to reduced fees and the timing of professional services in 2005. The increase in professional services of $7,153 for the year ended December 31, 2004 was primarily due to general accounting cost increases.

     The decrease in other expenses of $23,722 and $2,295 for the years ended December 31, 2005 and 2004 was primarily due to the reduction in costs associated with the upkeep of existing real estate properties held for sale. In 2005 the upkeep cost was $8,507 as compared to $32,077 in 2004.

     As of September 2, 1989, the date the offering of the Partnership's limited partner Units was formally closed, the Partnership had sold 97,725.94 limited partner Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. On December 31, 2005 the net capital of limited and general partners totaled $6,356,507.

     The Partnership began funding loans in October 1987. The Partnership's secured loans outstanding as of December 31, 2005, 2004 and 2003 were $2,021,973, $5,225,128 and $5,255,620, respectively. The average loan balances over this time period have remained relatively stable until November, 2005 when two loans totaling $3,060,100 were paid off and the loan portfolio balance reduced to $2,021,973. The cash from these loan pay-offs will primarily be used to make investments in new loan opportunities. It may take a number of months to find and select appropriate loan investments. The Partnership utilized income, loan pay offs and proceeds from the sale of real estate held for sale properties to meet limited partner capital liquidations and make additional loans. During the years ended December 31, 2005, 2004 and 2003 loan principal collections and sale proceeds of the properties exceeded limited partner liquidations.

     In 2005 the Partnership funded $1,858,250 in new loans versus pay-offs of $5,061,405. The Partnership was unable to immediately invest in excess of $3,000,000 in loan proceeds received from two loans in late 2005. Therefore, loans funded in 2005 appear substantially less than loan pay-offs. It is anticipated the cash held by the Partnership generated from these loan pay-offs will be invested in 2006. Loan balances decreased by $3,203,155 (61.30%) and $30,492 (0.58%) in 2005 and 2004, respectively.

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

     Allowance for Losses.

     The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, and borrower's payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2004 and 2005 the economy and the Northern
California real estate market has strengthened. At December 31, 2005 the Partnership had no loans past due 90 days or more in interest payments. As of December 31, 2005 the Partnership has two loans which are making current monthly payments but are 90 days or more past maturity. These past maturity loans have a principal balance of $174,432. The Partnership does not have any filed notices of default, which would begin the foreclosure process at December 31, 2005. The Partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had no workout agreements as of December 31, 2005. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. Management expects the number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. These workouts and delinquencies have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     As of December 31, 2005, 2004 and 2003 the Partnership's real estate held for sale balance was $130,215, $128,902 and $1,312,773, respectively. The decrease in the real estate held for sale balance of $1,183,871 from December 31, 2003 to December 31, 2004 was due to the sale of two of the properties. During 2002, the Partnership took back one piece of real estate collateral through foreclosure. The Partnership, together with other partnerships, all affiliates of the general partners, owned the property. The property was a 4 unit condominium complex. During the year 2003, renovation work was completed and the property was placed on the market for sale. A purchase offer was accepted and the escrow closed in March, 2004. The Partnership sustained a loss of approximately $5,800, which had been anticipated and reserved for. In October 2004, the Partnership sold another real estate held for sale property at a loss of approximately $778,500 which was previously fully reserved for. The Partnership has not taken back any collateral security from borrowers in 2004 or 2005. The Partnership's real estate held for sale inventory was reduced to one property. This remaining property is an undeveloped piece of land. The land is located in East Palo Alto, California. The Partnership has held its interest in this land since April, 1993. The land is owned with two other affiliated partnerships. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity had been slow, but interest in land sales for commercial sites has been increasing.

     Management recorded ($1,685) and $35,886 as (recovery)/provision for loan losses for the year ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the allowance for loan losses totaling $315,379 is considered to be adequate. The Partnership may restructure loans. This is done through the modification of an existing loan or by re-writing a whole new loan. It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate, or granting an additional loan. In 2002, the Partnership restructured four previously impaired loans into two new loans with a lower interest rate. The amount restructured was $3,060,100. These two restructured loans were paid off in November, 2005. During 2002, Redwood Mortgage Corp. provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses (in excess of the then established reserves) incurred by the Partnership with respect to these four restructured loans. Two of these four loans have been paid off and a partial paydown has also been received against the other two. The balance remaining is fully reserved for in the Partnership's allowance for loan losses.

     Borrower Liquidity and Capital Resources.

     The Partnership relies upon loan payoffs and borrowers' mortgage payments for the source of funds for loans. Over the past several years, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership. If interest rates were to increase substantially, the yield of the Partnership's loans may provide lower yields than other comparable debt-related investments. Additionally, since the Partnership has historically made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the Partnership could see significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest may cause a dilution of the Partnership's yield on loans, thereby lowering the Partnership's overall yield to the limited partners. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow exceeds Partnership expenses and earnings distribution requirements.

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

     For the years ended December 31, 2005, 2004 and 2003 the Partnership made distributions of earnings to limited partners of $146,271, $120,015 and $115,254, respectively. Distribution of earnings to limited partners for the years ended December 31, 2005, 2004 and 2003 to limited partners' capital accounts and not withdrawn was $238,253, $223,665 and $214,531, respectively. As of December 31, 2005, 2004 and 2003 limited partners electing to withdraw earnings represented 40%, 34% and 35%, respectively, of the limited partners' outstanding capital accounts. This percentage range has remained relatively stable.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of Partnership Agreement). For the years ended December 31, 2005, 2004 and 2003 $30,322, $142,997 and $93,770, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2005, 2004 and 2003, respectively, and is expected by the general partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 2005, 2004 and 2003 $281,232, $247,103 and $297,479, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides.

     Actual liquidation of both capital and earnings for the three years ended December 31, 2005 was:

                                           Years ended December 31,
                            ---------------------------------------------------

                                 2005               2004              2003
                            --------------    ---------------    --------------
         Earnings             $   146,271       $    120,015       $   115,254
         Capital*                 311,554            390,100           391,249
                            --------------    ---------------    --------------

         Total                $   457,825       $    510,115       $   506,503
                            ==============    ===============    ==============

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

     Current Economic Conditions.

     During 2005, the United States economy as a whole performed well. Gross Domestic Product estimates for 2005 of 3.5% show a slight slowdown from the 4.2% Gross Domestic Product of 2004. The United States average annual unemployment rate for 2005 was 4.9% and has trended downward throughout 2005. Regionally, the San Francisco Bay Area demonstrated a very similar unemployment rate with an average annual unemployment rate of 5.1% for 2005 down 0.9% from 2004. The rate of inflation concerns many with energy costs having risen significantly over the last year. The consumer price index rose 3.4% in 2005 compared to 3.3% for 2004. These statistics indicate an economy that is continuing to grow, which is good for both mortgage lenders and the real estate industry as a whole. The 10 year treasury rate is hovering around 4.5% at year end but is expected to increase in the future. Should this occur, real estate markets may slow due to the higher costs of money.

     The Partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the Partnership. As of December 31, 2005, approximately 73.13% ($1,478,632) of the loans held by the Partnership were in three San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

     In general, California residential real estate continued to appreciate in value during 2005. In California the median price of a single family home in December, 2005 was $548,430 which was 15.6% higher than in December, 2004. In the nine county San Francisco Bay Area, the median price of a single-family home in December, 2005 was $633,000 14.3% above the December, 2004 median single-family home sales price of $554,000. The total sales volumes, the number of homes sold, has recently been declining. This slow down in the number of homes sold has not significantly impacted residential sales prices. Mortgage interest rates for both fixed and adjustable rate loans have been rising, decreasing housing affordability. Rising interest rates and decreasing sales volumes will likely slow down the rate of housing appreciation we have seen over the last two years. Nonetheless, a strong residential real estate marketplace exists and as such increases lending opportunities and assists in providing adequate equity to help repay mortgage debt should borrowers become delinquent in their payments.

     Commercial real estate in the San Francisco Bay Area continued its rebound. Occupancy rates and rents increased during 2005 in most markets throughout the San Francisco Bay Area. CB Richard Ellis reports that San Francisco Class A office rents averaged $34.54, up from $32.52 in 2004 and that vacancy decreased from 15.4% in 2004 to approximately 12% in 2005. The San Francisco leasing market absorbed an estimated 1.5 million square feet net during 2005 according to Grubb and Ellis. Sales of San Francisco commercial office buildings are brisk with record per square foot prices being attained and 2005 being a record volume sales year (Grubb & Ellis Research Fourth Quarter 2005). A healthy commercial real estate market increases lending opportunities and assists in providing adequate equity to repay mortgage debt should borrowers become delinquent in their payments.

     For Partnership loans outstanding as of December 31, 2005, the Partnership had an average loan to value ratio of 65.95%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. Management expects this loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

     Contractual Obligations Table. - None

     Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, and loans held in the Partnership's portfolio as of December 31, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair values as of December 31, 2005:

                                     2006        2007        2008        2009        2010      Thereafter       Total
                               ------------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts            $4,348,435                                                                   $4,348,435
Average interest rate                 1.50%                                                                        1.50%
Loans secured by deeds
   of trust                      $  424,432     144,069     400,000     272,394     781,078         -         $2,021,973
Average interest rate                 9.12%      10.50%       8.50%       9.25%       9.25%         -              9.16%

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

     PORTFOLIO  REVIEW - For the years ended  December 31,  2005,  2004 and 2003

     Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2005, 2004 and 2003 the Partnership's loans secured by real property collateral in four of the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara and Alameda) represented $1,478,632 (73%), $4,632,774 (89%) and $4,905,347
(93%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of December 31, 2005, 2004 and 2003 the Partnership held 9, 14 and 16 secured loans, respectively, in the following categories:

                                                                      December 31,
                                ------------------------------------------------------------------------------------------
                                           2005                           2004                           2003
                                ---------------------------    ---------------------------     ---------------------------

   Single family (1-4 units)     $1,703,472         84.25%      $1,316,596         25.20%       $1,505,710         28.65%
   Apartments (5+ units)                  -              -          96,716          1.85%          136,841          2.60%
   Commercial                       318,501         15.75%       3,811,816         72.95%        3,613,069         68.75%
                                ------------    -----------    ------------    -----------     ------------     ----------

   Total                         $2,021,973        100.00%      $5,225,128        100.00%       $5,255,620        100.00%
                                ============    ===========    ============    ===========     ============     ==========


     As of December 31, 2005, the Partnership held 9 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of December 31, 2005:


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                             As of December 31, 2005

                                                      # of Loans          Amount           Percent
                                                     ------------     --------------    -------------

       1st Mortgages                                           5       $    810,359              40%
       2nd Mortgages                                           4          1,211,614              60%
                                                     ============     ==============    =============
               Total                                           9         $2,021,973             100%

       Maturing 12/31/06 and prior                             3       $    424,432              21%
       Maturing prior to 12/31/07                              1            144,069               7%
       Maturing prior to 12/31/08                              1            400,000              20%
       Maturing after 12/31/08                                 4          1,053,472              52%
                                                     ============     ==============    =============
                Total                                          9       $  2,021,973             100%

       Average Loan                                                    $    224,664           11.11%
       Largest Loan                                                         532,131           26.32%
       Smallest Loan                                                         30,536            1.51%
       Average Loan-to-Value, based upon appraisals
        and senior liens at date of inception of loan                                         65.95%

     The Partnership's largest loan in the principal amount of $532,131 represents 26.32% of outstanding secured loans and 8.36% of Partnership assets. Larger loans can sometimes represent over 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and also as a result of the restructuring several loans into one loan.


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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 2005 the general partners have determined that the allowance for loan losses of $315,379 (4.96% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of December 31, 2005, there were two loans matured 90 days or more totaling $174,432, but no loans were delinquent in interest payments or principal over 90 days.

     The Partnership may also make loans requiring periodic disbursements of funds. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed at simple interest method and only on the amounts disbursed on a daily basis. As of December 31, 2005 there were no such loans.


     Item 8 - Financial Statements and Supplementary Data

     A - Financial Statements

     The following financial statements of Redwood Mortgage Investors VI are included in Item 8:

     o Report of Independent Registered Public Accounting Firm
     o Balance Sheets - December 31, 2005 and 2004
     o Statements of Income for the years ended December 31, 2005, 2004 and 2003
     o Statements of Changes in Partners' Capital for the years ended December 31, 2005, 2004 and 2003
     o Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
     o Notes to Financial Statements

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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                              FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION
                        AS OF DECEMBER 31, 2005 AND 2004
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                    Page No.
                                                                ---------------

Report of Independent Registered Public Accounting Firm                23

Balance Sheets                                                         24

Statements of Income                                                   25

Statements of Changes in Partners' Capital                             26

Statements of Cash Flows                                               27

Notes to Financial Statements                                          28

Supplemental Schedules

Schedule II -  Valuation and Qualifying Accounts                       39

Schedule IV - Mortgage Loans on Real Estate                            40
  Rule 12-29 Loans on Real Estate

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                         12667 Alcosta Blvd., Suite 500
                               San Ramon, CA 94583
                                 (925) 790-2600




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Redwood Mortgage Investors VI
Redwood City, California


     We have audited the accompanying balance sheets of Redwood Mortgage Investors VI (a California limited partnership) as of December 31, 2005 and 2004 and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Redwood Mortgage Investors VI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VI as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


                                                     ARMANINO McKENNA  LLP
San Ramon, California
March 3, 2006

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 2005 and 2004

                                     ASSETS

                                                                                    2005              2004
                                                                               --------------    --------------

      Cash and cash equivalents                                                  $ 4,361,983       $ 1,090,027
                                                                               --------------    --------------

      Loans
        Loans, secured by deeds of trust                                           2,021,973         5,225,128
        Loans, unsecured, net of discount of $107,034 and $93,822 in 2005
          and 2004, respectively                                                     144,098           261,276
        Allowance for loan losses                                                  (315,379)         (315,751)
                                                                               --------------    --------------
            Net loans                                                              1,850,692         5,170,653
                                                                               --------------    --------------

      Interest and other receivables
        Accrued interest and late fees                                                22,138            61,364
        Advances on loans                                                                 51             2,890
                                                                               --------------    --------------
            Total interest and other receivables                                      22,189            64,254
                                                                               --------------    --------------

      Real estate held for sale, net                                                 130,215           128,902
                                                                               --------------    --------------

            Total assets                                                         $ 6,365,079       $ 6,453,836
                                                                               ==============    ==============


                        LIABILITIES AND PARTNERS' CAPITAL

      Liabilities
        Accounts payable                                                         $         -       $    11,487
        Payable to affiliate                                                           8,572            12,541
                                                                               --------------    --------------
            Total liabilities                                                          8,572            24,028
                                                                               --------------    --------------

      Partners' capital
        Limited partners' capital, subject to redemption                           6,346,746         6,420,047
        General partners' capital                                                      9,761             9,761
                                                                               --------------    --------------
            Total partners' capital                                                6,356,507         6,429,808
                                                                               --------------    --------------

            Total liabilities and  partners' capital                             $ 6,365,079       $ 6,453,836
                                                                               ==============    ==============





    The accompanying notes are an integral part of these financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                              Statements of Income
                           December 31, 2005 and 2004

                                                                            2005           2004            2003
                                                                         -----------    ------------    -----------
Revenues
    Interest on loans                                                     $ 489,908       $ 490,786      $ 455,850
    Interest - interest bearing accounts                                     16,750           5,515          3,080
    Late fees, prepayment penalties and fees                                 15,624          42,436         32,710
                                                                         -----------    ------------    -----------
                                                                            522,282         538,737        491,640
                                                                         -----------    ------------    -----------

Expenses
    Mortgage servicing fees                                                  56,508          50,160         48,759
    Asset management fees                                                    12,031           8,160          8,427
    Clerical costs from Redwood Mortgage Corp.                                9,212          12,799         17,025
    Provisions for (recovery of) losses on loans
     and real estate held for sale                                          (1,685)          35,886          4,585
    Professional services                                                    41,706          44,756         37,603
    Other                                                                    16,102          39,824         42,125
                                                                         -----------    ------------    -----------
                                                                            133,874         191,585        158,524
                                                                         -----------    ------------    -----------

Net income                                                                $ 388,408       $ 347,152      $ 333,116
                                                                         ===========    ============    ===========

Net income
    General partners (1%)                                                 $   3,884       $   3,472      $   3,331
    Limited partners (99%)                                                  384,524         343,680        329,785
                                                                         -----------    ------------    -----------

                                                                          $ 388,408       $ 347,152      $ 333,116
                                                                         ===========    ============    ===========

Net income per $1,000 invested by limited partners for entire period
    Where income is reinvested                                            $      62       $      54      $      50
    Where partner receives income in monthly distributions                $      60       $      53      $      49







    The accompanying notes are an integral part of these financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                   Statements of Changes in Partners' Capital
              For the Years Ended December 31, 2005, 2004 and 2003

                                                                  Limited          General
                                                                  Partners         Partners           Total
                                                               --------------    -------------    --------------

       Balances at December 31, 2002                             $ 6,763,200       $    9,766       $ 6,772,966

       Net income                                                    329,785            3,331           333,116

       Early withdrawal penalties                                    (7,502)                -           (7,502)

       Partners' withdrawals                                       (499,001)          (3,336)         (502,337)
                                                               --------------    -------------    --------------

       Balances at December 31, 2003                               6,586,482            9,761         6,596,243

       Net income                                                    343,680            3,472           347,152

       Early withdrawal penalties                                   (10,801)                -          (10,801)

       Partners' withdrawals                                       (499,314)          (3,472)         (502,786)
                                                               --------------    -------------    --------------

       Balances at December 31, 2004                               6,420,047            9,761         6,429,808

       Net income                                                    384,524            3,884           388,408

       Early withdrawal penalties                                    (2,256)                -           (2,256)

       Partners' withdrawals                                       (455,569)          (3,884)         (459,453)
                                                               --------------    -------------    --------------

       Balances at December 31, 2005                             $ 6,346,746       $    9,761       $ 6,356,507
                                                               ==============    =============    ==============








    The accompanying notes are an integral part of these financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004 and 2003

                                                                          2005              2004               2003
                                                                      --------------    --------------    --------------
     Cash flows from operating activities
       Net income                                                       $   388,408       $   347,152       $   333,116
       Adjustments to reconcile net income to
         net cash provided by operating activities
          Provision (recovery) for loan losses
           and real estate                                                  (1,685)            35,886             4,585
          Early withdrawal penalties credited to income                     (2,256)          (10,801)           (7,502)
          Change in discount on unsecured loans                              13,212          (18,765)          (18,765)
          Change in operating assets and liabilities
             Loans, unsecured                                               103,966              (49)                 0
             Accrued interest and late fees                                  39,226           (6,802)             6,822
             Advances on loans                                                2,839             1,201            26,916
             Accounts payable                                              (11,487)           (1,577)             1,111
             Payable to affiliate                                           (3,969)                45           (2,147)
                                                                      --------------    --------------    --------------
     Net cash provided by operating activities                              528,254           346,290           344,136
                                                                      --------------    --------------    --------------

     Cash flows from investing activities
       Principal collected on loans                                       5,061,405           899,907         1,564,808
       Loans originated                                                 (1,858,250)         (869,415)       (1,637,342)
       Payments on real estate held for sale                                      -                 -          (78,232)
       Proceeds from disposition of real estate                                   -         1,183,871                 -
                                                                      --------------    --------------    --------------
     Net cash provided by (used in) investing activities                  3,203,155         1,214,363         (150,766)
                                                                      --------------    --------------    --------------

     Cash flows from financing activities
       Partners' withdrawals                                              (459,453)         (502,786)         (502,337)
                                                                      --------------    --------------    --------------

     Net increase (decrease) in cash and cash equivalents                 3,271,956         1,057,867         (308,967)

     Cash and cash equivalents at beginning of year                       1,090,027            32,160           341,127
                                                                      --------------    --------------    --------------

     Cash and cash equivalents at end of year                           $ 4,361,983       $ 1,090,027       $    32,160
                                                                      ==============    ==============    ==============





    The accompanying notes are an integral part of these financial statements

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


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

     If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. At December 31, 2004, there was one loan categorized as impaired by the Partnership for $96,716. The impaired loan had accrued interest, late charges and advances totaling $6,936 at December 31, 2004. There were no loans categorized as impaired as of December 31, 2005. The average recorded investment in impaired loans was $48,358 and $96,716 for the years ended December 31, 2005 and 2004, respectively.

     At December 31, 2005 and 2004, the Partnership had two and three loans past maturity or past due 90 days or more in interest payments or principal, including one impaired loan in 2004, totaling $174,432 and $272,581, respectively. In addition, accrued interest, late charges and advances on these loans totaled $0 and $4,249 at December 31, 2005 and 2004, respectively. The Partnership does not consider any of the 2005 and two of the 2004 loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans. At December 31, 2005 and 2004, as presented in Note 8, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated was 65.95% and 79.67% respectively. When loans are considered impaired, the allowance for loan losses is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     2. Summary of Significant Accounting Policies (continued)

     Allowance for loan losses

     Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

     The composition of the allowance for loan losses was as follows:

                                                      December 31,                       December 31,
                                              ------------------------------    -------------------------------
                                                          2005                               2004
                                              ------------------------------    -------------------------------
                                                                Percent of                        Percent of
                                                                 loans in                          loans in
                                                                   each                              each
                                                                 category                          category
                                                                 to total                          to total
                                                Amount            loans            Amount           loans
                                             --------------    -------------    -------------    -------------
Balance at End of Year
Applicable to:
--------------------------------------------
Domestic
   Real estate - mortgage
     Single family (1-4 units)                 $   138,375           84.25%       $    9,875           25.20%
     Apartments                                          -                -            3,385            1.85%
     Commercial                                     32,906           15.75%           41,264           72.95%
     Land                                                -                -                -                -
                                             --------------    -------------    -------------    -------------
        Total real estate - mortgage           $   171,281             100%       $   54,524             100%
                                             ==============    =============    =============    =============

   Unsecured loans                             $   144,098             100%       $  261,227             100%
                                             --------------    -------------    -------------    -------------
        Total unsecured loans                  $   144,098             100%       $  261,227             100%
                                             ==============    =============    =============    =============

        Total allowance for losses             $   315,379             100%       $  315,751             100%
                                             ==============    =============    =============    =============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     2. Summary of Significant Accounting Policies (continued)

     Allowance for loan losses (continued)

     Activity in the allowance for loan losses is as follows:

                                                                     Years Ended December 31,
                                                        ---------------------------------------------------
                                                            2005              2004                2003
                                                        --------------    --------------     --------------
Balance at beginning of year                              $   315,751       $   279,865        $   275,294


Charge-offs
  Domestic
     Real estate - mortgage
        Single family (1-4 units)                                   -                 -                   -
        Apartments                                                  -                 -                (14)
        Commercial                                                  -                 -                   -
        Land                                                        -                 -                   -
                                                        --------------    --------------     ---------------
                                                                    -                 -                (14)
                                                        --------------    --------------     ---------------
Recoveries
  Domestic
     Real estate - mortgage
        Single family (1-4 units)                                   -                 -                   -
        Apartments                                                  -                 -                   -
        Commercial                                                  -                 -                   -
        Land                                                        -                 -                   -
                                                        --------------    --------------     ---------------
                                                                    -                 -                   -
                                                        --------------    --------------     ---------------
Net charge-offs                                                     -                 -                (14)
                                                        --------------    --------------     ---------------
Additions/(recovery) charge to operations                     (1,685)            35,886               4,585
                                                        --------------    --------------     ---------------
Transfer from real estate held for sale reserve                 1,313                 -                   -
                                                        --------------    --------------     ---------------

Balance at end of year                                    $   315,379       $   315,751        $    279,865
                                                        ==============    ==============     ===============

Ratio of net charge-offs during the period
  to average secured loans outstanding
  during the period                                                0%                0%                .01%
                                                        ==============    ==============     ===============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


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

     Late fee revenue

     Late fees are generally charged at 6% of the monthly installment payment past due. During 2005, 2004 and 2003, late fee revenue of $7,184, $2,009, and $7,379, respectively, was recorded. The Partnership has a late fee receivable at December 31, 2005 and 2004 of $978 and $2,356, respectively.

     Recently issued accounting pronouncements

     In June 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Partnership does not expect the effect of FAS 154 will have material impact on its financial statements.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


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

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     3. Other Partnership Provisions (continued)

     Liquidity, capital withdrawals and early withdrawals (continued)

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


     4. General Partners and Related Parties

     The following are commissions and fees that are paid to the general partners and affiliates:

     Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. In 2005, 2004 and 2003, loan brokerage commissions paid by the borrowers were $52,248, $24,156, and $42,407, respectively.

     Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $56,508, $50,160, and $48,759, were incurred for 2005, 2004 and 2003, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $8,572 and $12,541 at December 31, 2005 and 2004, respectively.

     Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Asset management fees of $12,031, $8,160, and $8,427 were incurred for 2005, 2004 and 2003, respectively.

     Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. These fees are incurred by the borrowers and paid to parties related to the general partners.

                         REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     4. General Partners and Related Parties (continued)

     Operating expenses

     Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2005, 2004 and 2003, operating expenses totaling $9,212, $12,799 and $17,025, respectively, were reimbursed to Redwood Mortgage Corp.


     5. Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of December 31, 2005 and 2004:

                                                   2005               2004
                                             ---------------    --------------

   Costs of properties                         $    130,215       $   130,215
   Reduction in value                                     -           (1,313)
                                             ---------------    --------------

       Real estate held for sale, net           $   130,215       $   128,902
                                             ===============    ==============


     6. Income Taxes

     The following reflects a reconciliation of partners' capital reflected in the financial statements to the tax basis of Partnership capital:

                                                     2005              2004
                                                --------------   --------------

   Partners' capital per financial statements     $ 6,356,507      $ 6,429,808
   Allowance for loan losses and real estate          315,379           317,064
                                                --------------   --------------

       Partners' capital tax basis                $ 6,671,886      $ 6,746,872
                                                ==============   ==============

     In 2005 and 2004, approximately 72% of taxable income was allocated to tax-exempt organizations (e.g., retirement plans). -

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     7. Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash  equivalents - The carrying amount equals fair value. All
amounts,   including   interest-bearing   accounts   are  subject  to  immediate
withdrawal.

     (b) Secured loans carrying value was $2,021,973 and $5,225,128 at December 31, 2005 and 2004, respectively. The fair value of these loans of $2,078,582 and $5,209,821, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


     8. Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At December 31, 2005 and 2004, there were 9 and 14 secured loans outstanding respectively, with the following characteristics:

                                                                               2005               2004
                                                                          ---------------    --------------

             Number of secured loans outstanding                                       9                14
             Total secured loans outstanding                                $  2,021,973       $ 5,225,128

             Average secured loan outstanding                               $    224,664       $    373,223
             Average secured loan as percent of total secured loans               11.11%             7.14%
             Average secured loan as percent of partners' capital                  3.53%             5.80%

             Largest secured loan outstanding                               $    532,131       $ 2,103,300
             Largest secured loan as percent of total secured loans               26.32%            40.25%
             Largest secured loan as percent of partners' capital                  8.37%            32.71%
             Largest secured loan as percent of total assets                       8.36%            32.59%

             Number of counties where security
               is located (all California)                                             6                 8
             Largest percentage of secured loans in one county                    26.91%            42.28%
             Average secured loan to appraised value
               of security based on appraised values and prior
               liens at time loan was consummated                                 65.95%            79.67%

             Number of secured loans in foreclosure                                    -                 -
             Amounts of secured loans in foreclosure                        $          -       $         -

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     8. Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at December 31, 2005 and 2004:

                                                                    2005               2004
                                                               ---------------    ---------------

             First trust deeds                                   $    810,359       $  4,212,912
             Second trust deeds                                     1,211,614          1,012,216
                                                               ---------------    ---------------
                  Total loans                                       2,021,973          5,225,128
             Prior liens due other lenders at time of loan          2,367,593          3,026,354
                                                               ---------------    ---------------

                  Total debt                                     $  4,389,566       $  8,251,482
                                                               ===============    ===============

             Appraised property value at time of loan            $  6,655,409       $ 10,356,549
                                                               ===============    ===============

                  Total loans as a percent of appraisals               65.95%             79.67%
                                                               ===============    ===============

             Loans by type of property
                Single family (1-4 units)                        $  1,703,472       $  1,316,596
                Apartments                                                  -             96,716
                Commercial                                            318,501          3,811,816
                                                               ---------------    ---------------

                                                                 $  2,021,973       $  5,225,128
                                                               ===============    ===============


     Interest rates on the loans range from 8.50% to 10.50% at December 31, 2005, and 6.50% to 10.50% at December 31, 2004.

     Scheduled maturity dates of secured loans as of December 31, 2005 are as follows:

                 Year Ending December 31,
             ----------------------------------

                           2006                   $    424,432
                           2007                        144,069
                           2008                        400,000
                           2009                        272,394
                           2010                        781,078
                                                ---------------
                                                  $  2,021,973
                                                ===============

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     8. Asset Concentrations and Characteristics (continued)

     The remaining scheduled maturities for 2006 include $174,432 in two loans, which were 90 days past maturity at December 31, 2005. None of these loans had interest payments categorized as delinquent over 90 days. Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.

     Cash deposits at December 31, 2005, exceeded federal insurance limits (up to $100,000 per bank) by approximately $4,364,000.

     The Partnership has a substantial amount of its loan receivable balance due from one borrower at December 31, 2004. This borrower accounted for approximately 59% of the secured loan balance at December 31, 2004 and approximately 57% and 47% of interest on loans for the years ended December 31, 2004 and 2003, respectively. During 2005, these loans were repaid in full. At December 31, 2004, the collateral value securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. had provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans were not considered impaired solely because the value of the collateral securing the loans was less than the principal due to the Partnership.

     The Partnership also has 71% of its receivable balance due from four borrowers at December 31, 2005. These borrowers accounted for approximately 15% of interest revenue for the year ended December 31, 2005.


     9. Commitments and Contingencies

     Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers. The Partnership is not obligated to fund additional money as of December 31, 2005. There are no loans in a workout agreement as of December 31, 2005.

     Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     10. Selected Financial Information (Unaudited)

                                                                 Calendar Quarter
                                            -----------------------------------------------------------
                                               First          Second          Third          Fourth          Annual
                                            ------------    -----------     -----------    ------------    ------------
     Revenues
          2005                                $ 133,529      $ 131,659       $ 196,607      $   60,487      $  522,282
          2004                                $ 130,206      $ 140,121       $ 135,904      $  132,506      $  538,737

     Expenses
          2005                                $  34,574      $  36,084       $ 100,647      $ (37,431)      $  133,874
          2004                                $  48,590      $  59,237       $  50,429      $   33,329      $  191,585

     Net income allocated
       to general partners
          2005                                $     990      $     955       $     960      $      979      $    3,884
          2004                                $     816      $     809       $     855      $      992      $    3,472

     Net income allocated
       to limited partners
          2005                                $  97,965      $  94,620       $  95,000      $   96,939      $  384,524
          2004                                $  80,800      $  80,075       $  84,620      $   98,185      $  343,680

     Net income per $1,000 invested
       where income is
          Reinvested
          2005                                $      15      $      15       $      15      $       17      $       62
          2004                                $      12      $      12       $      13      $       17      $       54

          Withdrawn
          2005                                $      15      $      15       $      15      $       15      $       60
          2004                                $      12      $      12       $      13      $       16      $       53

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                   Schedule II
                        Valuation and Qualifying Accounts
           For the Three Years Ended December 31, 2003, 2004 and 2005


                                                                    Col. C - Additions
                                                Col. B        -------------------------------                         Col. E
                                              Balance at        Charged to        Charged                            Balance
         Col. A                               Beginning         Costs and         to Other          Col. D           at End
       Description                            of Period         Expenses          Accounts        Deductions        of Period
----------------------------------------    --------------    -------------    --------------    -------------    --------------
Year Ended December 31, 2003

Deducted from asset accounts

Allowance for doubtful accounts               $   275,294       $    4,585       $         - (a)   $     (14) (a)   $   279,865

Cumulative write-down of
  real estate held for sale (REO)                 784,191                -                 -                -           784,191
                                            --------------    -------------    --------------    -------------    --------------
                                              $ 1,059,485       $    4,585       $         - (a)   $     (14) (a)   $ 1,064,056
                                            ==============    =============    ==============    =============    ==============
Year Ended December 31, 2004

Deducted from asset accounts

Allowance for doubtful accounts               $   279,865       $   35,886       $         -       $        -       $   315,751

Cumulative write-down of
  real estate held for sale (REO)                 784,191                -                 -        (782,878) (b)         1,313
                                            --------------    -------------    --------------    -------------    --------------
                                              $ 1,064,056       $   35,886       $         -       $(782,878)       $   317,064
                                            ==============    =============    ==============    =============    ==============

Year Ended December 31, 2005

Deducted from asset accounts

Allowance for doubtful accounts               $   315,751       $  (1,685)       $     1,313       $        -       $   315,379

Cumulative write-down of
  real estate held for sale (REO)                   1,313                -           (1,313)                -                 -
                                            --------------    -------------    --------------    -------------    --------------
                                              $   317,064       $  (1,685)       $         -       $        -       $   315,379
                                            ==============    =============    ==============    =============    ==============


     Note (a) - Represents write-offs of loans.

     Note (b) - Represents sales of REO.

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                   Schedule IV
                          Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
                                December 31, 2005

                                                                                                Col. H
                                                                                               Principal
                                                                  Col. F                         Amount
                                                                   Face           Col. G         of Loans
                          Col. C        Col. D                  Amount of        Carrying       Subject to   Col. I      Col. J
               Col. B      Final       Periodic    Col. E        Mortgage        Amount of      Delinquent    Type    California
   Col. A     Interest   Maturity      Payment      Prior        Original        Mortgage       Principal      of      Geographic
  Descrip.      Rate       Date         Terms       Liens         Amount        Investment     or Interest    Lien      Location
-----------------------------------------------------------------------------------------------------------------------------------

Comm.           10.00%   12/1/2003    $  1,276    $        -    $  145,455     $  143,896      $ 143,896      1st     Stanislaus
Comm.           10.00%   12/1/2003         284       208,012        32,323         30,536         30,536      2nd     Stanislaus
Comm.           10.50%   10/01/07        1,345             -       147,000        144,069              -      1st     San Mateo
Res.             9.25%   08/01/09        1,275             -       155,000        153,485              -      1st     Alameda
Res.             8.50%   09/01/06        1,417             -       250,000        250,000              -      1st     Monterey
Res.             9.25%   09/01/09          987             -       120,000        118,909              -      1st     Colusa
Res.             9.25%   06/01/10        2,057       198,779       250,000        248,947              -      2nd     Alameda
Res.             8.50%   07/01/08        2,833       500,000       400,000        400,000              -      2nd     San Mateo
Res.             9.25%   08/01/10        4,387     1,460,802       533,250        532,131              -      2nd     Santa Clara
                                                 ---------------------------------------------------------
Total                                             $ 2,367,593   $2,033,028     $2,021,973      $ 174,432
                                                 =========================================================









Note: Most loans have balloon payments due at maturity

                          REDWOOD MORTGAGE INVESTORS VI
                       (A California Limited Partnership)
                                   Schedule IV
                          Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
                                December 31, 2005


     Reconciliation of carrying amount (cost) of loans at close of periods

                                                                        Year ended December 31,
                                                           -------------------------------------------------
                                                               2005              2004             2003
                                                           --------------    -------------    --------------

      Balance at beginning of year                           $ 5,225,128      $ 5,255,620       $ 5,183,100
                                                           --------------    -------------    --------------
      Additions during period
      New loans                                                1,858,250          869,415         1,637,342
      Other                                                            -                -                 -
                                                           --------------    -------------    --------------
      Total additions                                          1,858,250          869,415         1,637,342
                                                           --------------    -------------    --------------

      Deductions during period
      Collections of principal                                 5,061,405          899,907         1,564,808
      Foreclosures                                                     -                -                 -
      Cost of loans sold                                               -                -                 -
      Amortization of premium                                          -                -                 -
      Other                                                            -                -                14
                                                           --------------    -------------    --------------
      Total deductions                                         5,061,405          899,907         1,564,822
                                                           --------------    -------------    --------------

      Balance at close of year                               $ 2,021,973      $ 5,225,128       $ 5,255,620
                                                           ==============    =============    ==============

     Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with the Partnership's independent registered public accounting firm during the years ended December 31, 2005 and 2004.


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

     The General Partners.

     Michael R. Burwell. Michael R. Burwell, age 49, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

     Gymno Corporation. Gymno Corporation, General Partner, is a California corporation formed in 1986 for the purpose of acting as a general partner of this Partnership and of other limited partnerships formed by the individual general partners. The shares in Gymno Corporation are held equally by Michael R. Burwell and the Burwell trusts. Michael R. Burwell is a director of Gymno and the director position held by D. Russell Burwell is currently vacant. Michael R. Burwell is its President, Chief Financial Officer and Secretary. Michael R. Burwell has a controlling interest in this company through his ownership of stock and as trustee of the Burwell trusts.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2005. All such compensation is in compliance with the guidelines and limitations set forth in the partnership agreement.

  Entity Receiving Compensation           Description of Compensation and Services Rendered                   Amount
  ----------------------------------------------------------------------------------------------------------------------
  I. Redwood Mortgage Corp.            Loan Servicing Fee for servicing loans...................................$56,508

  General Partners &/or Affiliates     Asset Management Fee for managing assets.................................$12,031

  General Partners                     1% interest in profits....................................................$3,884


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

  Redwood Mortgage Corp.             Mortgage Brokerage Commissions for services in connection
                                     with the review, selection, evaluation, negotiation, and
                                     extension of the loans paid by the borrowers and not by the
                                     Partnership................................................................$52,248

  Redwood Mortgage Corp.             Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow fees payable by the borrowers and not by the Partnership....................$2,000

  Gymno Corporation                  Reconveyance Fee..............................................................$371


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .$9,212

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


     Item 14 - Principal Accountant Fees and Services

     Fees for services performed for the Partnership by the principal accountant for 2005 and 2004 are as follows:

     Audit Fees The aggregate fees billed during the years ended December 31, 2005 and 2004 for professional services rendered for the audit of the Partnership's annual financial statements included in the Partnership's Annual Report on Form 10-K and review of financial statements included in the Partnership's Quarterly Reports on Form 10-Q were $33,523 and $37,136, respectively.

     Audit Related Fees There were no fees billed during the years ended December 31, 2005 and 2004 for audit-related services.

     Tax fees The aggregate fees billed for tax services for the years ended December 31, 2005 and 2004 were $3,661 and $3,478, respectively. These fees relate to professional services rendered primarily for tax compliance.

     All Other Fees There were no other fees billed during the years ended December 31, 2005 and 2004.

     All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the Partnership.

                                     Part IV


     Item 15 - Exhibits and Financial Statements Schedules


     A. Documents filed as part of this report:

        1. The Financial Statements are listed in Part II, Item 8 under A-Financial Statements.

        2. The Financial Statement Schedules are listed in Part II, Item 8 under B-Financial Statement Schedules.

        3.  Exhibits.


Exhibit No           Description of Exhibits
----------------    ------------------------------------------------------------

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


     All of the above exhibits other than 31.1, 31.2, 32.1 and 32.2, were previously filed as the exhibits to Registrant's Statement on Form S-11 (Registration No. 33-12519) and incorporated by reference herein.


    B.   See (A) 3 above


    C. See (A) 2 above. Additional reference is made to prospectus (S-11) dated September 3, 1987 to pages 56 through 59 and supplement #6 dated May 16, 1989 pages 16-18, for financial data related to Gymno Corporation, a general partner.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March, 2006.

REDWOOD MORTGAGE INVESTORS VI


By:       /S/ Michael R. Burwell
          ---------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner



          By:     /S/ Michael R. Burwell
                  ------------------------------------------
                  Michael R. Burwell, President, Secretary
                  & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 30th day of March, 2005.

        Signature                      Title                        Date



/S/ Michael R. Burwell
-----------------------
Michael R. Burwell                  General Partner           March 30, 2006





/S/ Michael R. Burwell
-----------------------
Michael R. Burwell            President, Secretary & Chief     March 30, 2006
                               Financial Officer of Gymno
                           Corporation (Principal Financial
                               and Accounting Officer);
                             Director of Gymno Corporation

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




/s/ Michael R. Burwell
----------------------------
Michael R. Burwell, General Partner
March 30, 2006

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




/s/ Michael R. Burwell
---------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 30, 2006

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

     This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.





/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
March 30, 2006

                                                                   Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VI (the "Partnership") on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

     This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.





/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 30, 2006