Form 10-Q
period 2006-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 2006-05-12
CIK 811592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

(650) 365-5341

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	No	XX

Part I – Item I.	FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

BALANCE SHEETS

MARCH 31, 2006 and DECEMBER 31, 2005 (unaudited)

ASSETS

	March 31,	December 31,
	2006	2005

Cash and cash equivalents	$2,233,171	$4,361,983

Loans
Loans, secured by deeds of trust	4,130,294	2,021,973
Loans, unsecured, net discount of $107,034 and $107,034 for
March 31, 2006 and December 31, 2005, respectively	144,098	144,098
	4,274,392	2,166,071
Less allowance for loan losses	(281,599)	(315,379)
Net loans	3,992,793	1,850,692

Interest and other receivables
Accrued interest and late fees	36,123	22,138
Advances on loans	51	51
Total interest and other receivables	36,174	22,189

Real estate held for sale, net	130,215	130,215

Total assets	$6,392,353	$6,365,079

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable	$2,309	$—
Payable to affiliate	46,862	8,572
Total liabilities	49,171	8,572

Partners’ capital
Limited partners’ capital, subject to redemption	6,333,421	6,346,746
General partners’ capital	9,761	9,761
Total partners’ capital	6,343,182	6,356,507

Total liabilities and partners’ capital	$6,392,353	$6,365,079

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005 (unaudited)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Revenues
Interest on loans	$66,945	$128,735
Interest - interest bearing accounts	12,330	2,797
Late charges, prepayment penalties and fees	390	1,997
	79,665	133,529
Expenses
Mortgage servicing fees	—	12,952
Asset management fees	—	2,014
Clerical costs through Redwood Mortgage Corp.	2,246	2,711
Provision for (recovery of) losses on loans and real
estate held for sale	(33,780)	4,691
Professional services	14,278	9,531
Other	2,901	2,675
	(14,355)	34,574
Net income	$94,020	$98,955

Net income
General partners (1%)	940	990
Limited partners (99%)	93,080	97,965
	$94,020	$98,955

Net income per $1,000 invested by limited
partners for entire period:

-where income is compounded and retained	$15	$15

-where partner receives income in monthly
distributions	$15	$15

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005 (unaudited)

	2006	2005
Cash flows from operating activities
Net income	$94,020	$98,955
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for (recovery of) loan losses and real
estate held for sale	(33,780)	4,691
Early withdrawal penalties credited to income	(57)	(952)
Amortization of discount on unsecured loans	—	(4,691)
Change in operating assets and liabilities
Accrued interest and advances on loans	(13,985)	2,326
Accounts payable and payable to affiliate	40,599	(3,866)
Prepaid expenses	—	(1,632)

Net cash provided by operating activities	86,797	94,831

Cash flows from investing activities
Principal collected on loans	2,180	1,032,499
Loans originated	(2,110,500)	(675,000)

Net cash provided by (used in) investing activities	(2,108,320)	357,499

Cash flows from financing activities
Partners’ withdrawals	(107,289)	(102,264)

Net cash used in financing activities	(107,289)	(102,264)

Net increase (decrease) in cash and cash equivalents	(2,128,812)	350,066

Cash and cash equivalents – beginning of period	4,361,983	1,090,027

Cash and cash equivalents – end of period	$2,233,171	$1,440,093

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans secured by deeds of trust

At March 31, 2006 and December 31, 2005, there were no loans categorized as impaired by the Partnership.

At March 31, 2006 and December 31, 2005, the Partnership had two loans past maturity and/or 90 days of more past due in interest payments with outstanding principal balances of $173,946 and $174,432, respectively. Accrued interest, late charges and advances on these loans totaled $2,669 and $881 at March 31, 2006 and December 31, 2005, respectively. The Partnership does not consider any of these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans. At March 31, 2006 and December 31, 2005, as presented in Note 6, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 65.31% and 65.95%, respectively.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

The composition of the allowance for loan losses as of March 31, 2006 and December 31, 2005 was as follows:

	March 31,		December 31,
	2006		2005
		Percent of		Percent of
		loans in		loans in
		each		each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at End of Year
Applicable to:

Domestic
Real estate - mortgage
Single family (1-4 units)	$ 80,122	76.27%	$ 138,375	84.25%
Apartments	-	-	-	-
Commercial	57,379	23.73%	32,906	15.75%
Land	-	-	-	-
Total real estate – mortgage	$ 137,501	100%	$ 171,281	100%

Unsecured loans	$ 144,098	100%	$ 144,098	100%
Total unsecured loans	$ 144,098	100%	$ 144,098	100%

Total allowance for losses	$ 281,599	100%	$ 315,379	100%

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows for the three months ended March 31, 2006 and the year ended December 31, 2005:

	Three months ended	Year Ended
	March 31, 2006	December 31, 2005
Balance at beginning of year	$ 315,379	$ 315,751

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	-	-
Apartments	-	-
Commercial	-	-
Land	-	-
	-	-
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	-	-
Apartments	-	-
Commercial	-	-
Land	-	-
	-	-
Net charge-offs	-	-
Additions/(recovery) charge to operations	(33,780)	(1,685)
Transfer from real estate held for sale reserve	-	1,313

Balance at end of year	$ 281,599	$ 315,379

Ratio of net charge-offs during the period
to average secured loans outstanding
during the period	0%	0%

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the limited partners if and when income taxes apply.

Net income per $1,000 invested

Amounts reflected in the statements of income as net income per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who held their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the limited partners’ pro rata share of partners’ capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

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

Reclassifications

Certain reclassifications, not affecting previously reported net income or total partners’ capital, have been made to the previously issued financial statements to conform to the current year classification.

Profits and losses

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans. Redwood Mortgage Corp. waived $6,411 in loan servicing fees during the first quarter of 2006.

Asset management fee

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). The general partners waived the asset management fee of $1,991 during the first quarter of 2006.

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

NOTE 4 – REAL ESTATE HELD FOR SALE

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving. As of March 31, 2006 the Partnership’s investment in this property was $130,215.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 4 – REAL ESTATE HELD FOR SALE (continued)

The following table reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Cost of property	$130,215	$130,215
Reduction in value	—	—

Real estate held for sale, net	$130,215	$130,215

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Secured loans carrying value was $4,130,294 and $2,021,973 at March 31, 2006 and December 31, 2005, respectively. The fair value of these loans of $4,217,205 and $2,078,582, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS

Loans are secured by recorded deeds of trust. At March 31, 2006 and December 31, 2005, there were 18 and 9 secured loans outstanding respectively, with the following characteristics:

	March 31,	December 31,
	2006	2005
Number of secured loans outstanding	18	9
Total secured loans outstanding	$4,130,294	$2,021,973

Average secured loan outstanding	$229,461	$224,664
Average secured loan as percent of total secured loans	5.56%	11.11%
Average secured loan as percent of partners’ capital	3.62%	3.53%

Largest secured loan outstanding	$531,559	$532,131
Largest secured loan as percent of total secured loans	12.87%	26.32%
Largest secured loan as percent of partners’ capital	8.39%	8.37%
Largest secured loan as percent of total assets	8.32%	8.36%

Number of counties where security is located (all California)	11	6

Largest percentage of secured loans in one county	24.98%	26.91%

Average secured loan to appraised value of security based on
appraised values and prior liens at time loan was consummated	65.31%	65.95%

Number of secured loans in foreclosure status	None	None
Amounts of secured loans in foreclosure	None	None

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

The following categories of secured loans were held at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
First trust deeds	$2,261,822	$810,359
Second trust deeds	1,868,472	1,211,614
Total loans	4,130,294	2,021,973
Prior liens due other lenders at time of loan	4,440,774	2,367,593

Total debt	$8,571,068	$4,389,566

Appraised property value at time of loan	$13,123,749	$6,655,409

Total loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	65.31%	65.95%

Loans by type of property
Single family (1-4 units)	$3,150,034	$1,703,472
Commercial	980,260	318,501
	$4,130,294	$2,021,973

Scheduled maturity dates of secured loans as of March 31, 2006 are as follows:

Year Ending December 31,

2006	$423,946
2007	843,814
2008	1,352,500
2009	272,069
2010	779,965
Thereafter	458,000
$4,130,294

The maturities for 2006 include two loans totaling $173,946, which were past maturity at March 31, 2006. Interest payments on both of these loans were current at March 31, 2006.

The Partnership places its cash and temporary cash investments with high credit quality institutions. Periodically, such investments may be in excess of federally insured limits.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The Partnership has a substantial amount of its loan receivable balance from two and four borrowers at March 31, 2006 and December 31, 2005, respectively. These borrowers accounted for approximately 25% and 71% of the loan balances at such dates, respectively. These borrowers accounted for approximately 27% and 15% of interest revenue for the three month period ended March 31, 2006 and year ended December 31, 2005, respectively. The borrowers’ interest revenue is measured from the time the Partnership lent the funds, hence, the percentage of interest revenue stated does not represent the total earnings for the full three and twelve month periods under review.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Workout agreements

From time to time, the Partnership negotiates various contractual workout agreements with borrowers. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans. As of March 31, 2006 and December 31, 2005, there were no loans in workout agreements.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale. At March 31, 2006, there was one real estate property held for sale, acquired through foreclosure in a prior year.

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

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due are not insignificant, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

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

Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

The Partnership periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Forward Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future loan payoffs, future interest rates, and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2006 annualized yield estimates. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Related Parties.

The general partners of the Partnership are Gymno Corporation and Michael R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partners, which arranges, services, and maintains the loan portfolio for the benefit of the Partnership. The fees received by the affiliate and the general partners are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the general partners, subject to limitations imposed by the Partnership Agreement. In the past the general partners have elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

•

Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $49,528 and $17,750 for the three month periods ended March 31, 2006 and 2005, respectively.

•

Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $0 and $12,952 were incurred for the three month periods ended March 31, 2006 and 2005, respectively. Redwood Mortgage Corp. waived $6,411 in loan servicing fees during the first quarter of 2006.

•

Asset Management Fees The general partners receive monthly fees for managing the Partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). Management fees to the general partners of $0 and $2,014 were incurred for the three month periods ended March 31, 2006 and 2005, respectively. The general partners waived $1,991 in asset management fees during the first quarter of 2006

•

Other Fees The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees aggregated $3,800 and $1,435 for the three month periods ended March 31, 2006 and 2005, respectively.

•

Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $940 and $990 for the three month periods ended March 31, 2006 and 2005, respectively.

•

Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursement was $2,246 and $2,711 for the three month periods ended March 31, 2006 and 2005, respectively.

•

Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of March 31, 2006 and December 31, 2005, a general partner, Gymno Corporation, had contributed $9,761 and $9,772, respectively, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

Results of Operations – For the three months ended March 31, 2006 and 2005

Changes in the Partnership’s operating results for the three month periods ended March 31, 2006 versus 2005 are discussed below:

Changes during the three months ended March 31, 2006 versus 2005
Net income decrease	$ (4,935)
Revenue
Interest on loans	(61,790)
Interest – interest bearing accounts	9,533
Late charges and other fees	(1,607)
$ (53,864)

Expenses
Mortgage servicing fees	$ (12,952)
Asset management fees	(2,014)
Clerical costs through Redwood Mortgage Corp.	(465)
Provision for losses on loans and real estate held for sale	(38,471)
Professional services	4,747
Other	226
$ (48,929)

Net income decrease	$ (4,935)

The decrease in interest on loans of $61,790 (48.00%) for the three month period ended March 31, 2006 as compared to the same period in 2005 was primarily due to a decrease in the average loan portfolio balance to $3,267,289 at a weighted average interest rate of 9.21% as of March 31, 2006 as compared to an average loan portfolio balance of $5,322,104 at a weighted average interest rate of 9.21% also as of March 31, 2005. The decrease in average outstanding loans is attributed to large loan payoffs in late 2005 and the inability of the Partnership to find appropriate lending opportunities to fully replace the paid off loans. The general partners anticipate that the cash generated from these payoffs will be invested during the second quarter of 2006. The decrease was also due to decreases in the collection of additional interest on loans totaling $0 and $4,158 for the three month periods ended March 31, 2006 and 2005, respectively. Additional interest provisions are occasionally negotiated with borrowers as further compensation earned by the lender upon the payoff of a loan.

The increase in interest-bearing accounts of $9,533 (340.83%) for the three month period ended March 31, 2006 as compared to the same period in 2005 was due to a higher average balance of deposits of $3,305,886 and $1,253,071, respectively, the Partnership had in the interest bearing account during the three month period ended March 31, 2006 as compared to the same period in 2005. The high cash balances were generated from loan payoffs in late 2005. The average interest rate the Partnership earned on the deposits was 1.49% and 0.89% for the three month periods ended March 31, 2006 and 2005, respectively.

The decrease in late charge revenue and other fees of $1,607 (80.47%) for the three month period ended March 31, 2006 as compared to the same period in 2005 was due to the reduction in the collection of late fee revenue of $184 and $843 and a reduction in the collection of early withdrawal penalties and other fees of $207 and $1,153, respectively, during the periods under review.

The decrease in mortgage servicing fees of $12,952 (100.00%) for the three month period ended March 31, 2006 as compared to the same period in 2005 was primarily attributable to the lower average loan balances of $3,267,289 and $5,322,104 the Partnership maintained during the two quarters, respectively. In addition, the Partnership waived the mortgage servicing fees of $6,411 for the first quarter of 2006.

The decrease in the provision for losses on loans and real estate held for sale of $38,471 (820.10%) for the three month period ended March 31, 2006 as compared to the same period in 2005 was due to management’s determination that the allowance for losses of $281,599 as of March 31, 2006 was adequate to offset potential losses on loans. As of March 31, 2006 there were lower loan balances, no delinquencies and no foreclosures.

The increase in professional services of $4,747 (49.81%) for the three month period ended March 31, 2006 as compared to the same period in 2005, was due to general increases in professional costs in 2006 for legal services, audits, tax return processing and the timing of billing.

Partnership capital decreased from $6,356,507 at December 31, 2005 to $6,343,182 at March 31, 2006. The decrease is attributable to continued earnings and capital liquidations.

The Partnership began funding loans in October 1987. The Partnership’s secured loans outstanding as of March 31, 2006 and December 31, 2005 were $4,130,294 and $2,021,973, respectively. The overall increase in loans outstanding at March 31, 2006 from December 31, 2005, was primarily due to the Partnership’s ability to fund loans to replace those that were paid off during the year ended December 31, 2005. The Partnership placed $2,110,500 of new loans in the three month period ended March 31, 2006 and received principal payoffs from borrowers of $2,180. The Partnership anticipates that new loan investments meeting its loan guidelines will be funded during the second quarter of 2006.

The Partnership’s delinquencies historically are within the normal range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last twenty-seven years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of March 31, 2006, there were no loans with filed notices of default. As of March 31, 2006 and 2005, the Partnership’s real estate held for sale account balance was $130,215 and $128,902, respectively.

Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs. Typically, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, borrower’s payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this information and more, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2004, 2005 and continuing in the first quarter of 2006 the economy and the Northern California real estate market has remained strong. At March 31, 2006 the Partnership had two loans past maturity totaling $173,946. These loans were current in interest payments. None of these loans is considered to be impaired. The Partnership does not have any filed notices of default, which would begin the foreclosure process at March 31, 2006. The Partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had no workout agreements as of March 31, 2006. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.

Management expects the number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. Workout agreements have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

As of March 31, 2006 and 2005, the Partnership’s real estate held for sale balance was $130,215 and $128,902, respectively. The Partnership has not taken back any collateral security from borrowers in 2005 or through March 31, 2006. The Partnership’s real estate held for sale inventory consists of one property. This remaining property is an undeveloped piece of land, which is located in East Palo Alto, California. The Partnership has held its interest in this land since April, 1993. The land is owned with two other affiliated partnerships. Currently, the Partnership is not in contract or negotiating with any interested parties for the sale of this property. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity had been slow, but interest in land sales for commercial sites has been increasing.

Management recorded a recovery of $33,780 of loss reserve and provided $4,691 as provision for loan losses for the three month periods ended March 31, 2006 and 2005, respectively. In 2002, the Partnership restructured four previously impaired loans into two new loans with a lower interest rate. The amount restructured was $3,060,100. These two restructured loans were paid off in November, 2005. With lower average loan balances for the period ended at March 31, 2006 versus the comparable 2005 period, the allowance for loan losses has been reduced to a level more appropriate for the reduced loan portfolio.

PORTFOLIO REVIEW – For the three months ended March 31, 2006 and 2005

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2006 and 2005 the Partnership’s loans secured by real property collateral in four of the six San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda and Contra Costa) represented $2,595,081 (63%) and $4,025,437 (83%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

As of March 31, 2006 and 2005, the Partnership held 18 and 15 loans, respectively, in the following categories:

	March 31,		March 31,
	2006		2005
Single family homes(1-4 units)	$3,150,034	76.27%	$ 959,624	19.71%
Apartments (5+ units)	-	-	96,716	1.99%
Commercial	980,260	23.73%	3,811,289	78.30%

Total	$4,130,294	100.00%	$4,867,629	100.00%

As of March 31, 2006, the Partnership held 18 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of March 31, 2006:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS

As of March 31, 2006

	# of Loans	Amount	Percent

1st Mortgages	9	$ 2,261,822	55%
2nd Mortgages	9	1,868,472	45%
Total	18	$ 4,130,294	100%

Maturing 12/31/06 and prior	3	$ 423,946	10%
Maturing prior to 12/31/07	3	843,814	20%
Maturing prior to 12/31/08	4	1,352,500	33%
Maturing after 12/31/08	8	1,510,034	37%
Total	18	$ 4,130,294	100%

Average Loan		$ 229,461	6%
Largest Loan		531,559	13%
Smallest Loan		30,507	1%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			65.31%

The Partnership’s largest loan in the principal amount of $531,559 represents 13% of outstanding secured loans and 8% of Partnership assets. Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to loan payoffs and/or limited partner withdrawals.

The Partnership has a substantial amount of its loan receivable balance from two borrowers and one borrower at March 31, 2006 and 2005. The borrowers accounted for approximately 27% and 53% of interest revenue for the three month periods ended March 31, 2006 and 2005, respectively. Neither of these loans is past due in principal or 90 days or more past due in interest.

Liquidity and Capital Resources.

The Partnership relies upon loan payoffs and borrowers’ mortgage payments for the source of funds for loans. Recently, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership. If interest rates were to increase substantially, the yield of the Partnership’s loans may provide lower yields than other comparable debt-related investments. Additionally, since the Partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the Partnership could experience significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest may cause a dilution of the Partnership’s yield on loans, thereby lowering the Partnership’s overall yield to the limited partners. Cash is constantly being generated from borrower interest payments, late charges, amortization of loan principal and loan payoffs. Currently, cash flow exceeds Partnership expenses, earnings and limited partner capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and in other Partnership business.

At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the three month periods ended March 31, 2006 and 2005, the Partnership made distributions of earnings to limited partners of $36,372 and $32,692, respectively. Distribution of earnings to limited partners for the three month periods ended March 31, 2006 and 2005, to limited partners’ capital accounts and not withdrawn, was $56,708 and $65,273, respectively. As of March 31, 2006 and 2005, limited partners electing to withdraw earnings represented 41% and 34% of the limited partners’ outstanding capital accounts, respectively.

The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations. For the three month periods ended March 31, 2006 and 2005, $708 and $14,027, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of March 31, 2006 and 2005, respectively, and is expected by the general partners to commonly occur at these levels.

Additionally, for the three month periods ended March 31, 2006 and 2005, $69,326 and $55,511, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

In some cases in order to satisfy broker dealers and other reporting requirements, the general partners have valued the limited partners’ interest in the Partnership on a basis which utilizes a per Unit system of calculation, rather than based upon the investors’ capital account. This information has been reported in this manner in order to allow the Partnership to integrate with certain software used by the broker dealers and other reporting entities.

In those cases, the Partnership will report to broker dealers, Trust Companies and others a “reporting” number of Units based upon a $1.00 per Unit calculation. The number of reporting Units provided will be calculated based upon the limited partner’s capital account value divided by $1.00. Each investor’s capital account balance is set forth periodically on the Partnership account statement provided to investors. The reporting Units are solely for broker dealers requiring such information for their software programs and do not reflect actual Units owned by a limited partner or the limited partners’ right or interest in cash flow or any other economic benefit in the Partnership. Each investor’s capital account balance is set forth periodically on the Partnership account statement provided to investors. The amount of Partnership earnings each investor is entitled to receive is determined by the ratio that each investor’s capital account bears to the total amount of all investor capital accounts then outstanding. The capital account balance of each investor should be included on any NASD member client account statement in providing a per Unit estimated value of the client’s investment in the Partnership in accordance with NASD Rule 2340.

While the general partners have set an estimated value for the Partnership Units, such determination may not be representative of the ultimate price realized by an investor for such Units upon sale. No public trading market exists for the Partnership’s Units and none is likely to develop. Thus, there is no certainty that the Units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties.

Current Economic Conditions.

During 2005 and through the first quarter of 2006, the United States economy as a whole preformed well. The 2005 and the estimated first quarter of 2006 Gross Domestic Product increased at an annualized rate of 3.5% and 4.8% (BEA). The United States average annual unemployment rate for 2005 was 4.9% and had declined to 4.7% by March 2006. This continues the downward trend since the beginning of 2005. The California unemployment rate has been falling from its last high of 6.9% in October of 2003 to the March, 2006 current low of 4.8% (U.S. Bureau of Labor Statistics). The rate of inflation concerns many with energy costs having risen significantly over the last year. The consumer price index rose 3.4% in 2005 compared to 3.3% for 2004. The March, 2006 Consumer Price Index was 3.6% higher than March of 2005. In spite of the rise in energy costs, the Consumer Price Index has remained relatively stable. The Federal Reserve has been relentless in its continued policy of raising the Federal Funds Rate, citing inflation concerns and wanting to maintain sustainable economic growth. The Federal Reserve Board has raised the Federal Funds Rate upward in increments of 0.25% at each of its meetings from 1.0% in July, 2004 to the March 31, 2006 Federal Funds Rate of 5.25%. Short term interest rates responded quickly to the changes in the Federal Funds Rate changes but 15 and 30 year mortgage rates have been much slower to react. During the first quarter of 2006, 30 year mortgage rates have been increasing and during the week of April 21, 2006 reached and averaged 6.58%; the highest since the week of June 20, 2002 when they averaged 6.63%.

The Partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the Partnership. As of March 31, 2006 and 2005, approximately 63%, ($2,595,081) and 83% ($4,025,437) of the loans held by the Partnership were in four of the six San Francisco Bay Area Counties, respectively. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

In general, California residential real estate continued to appreciate in value during the first quarter of 2006. According to Dataquick, the median price of a California home in March, 2006 was $473,000; a new record, which was 12.4% higher than in March, 2005. In the nine county San Francisco Bay Area the median price of a single family home in March, 2006 was $622,000, which was 9.5% above the March, 2005 median single family home sales price of $568,000. The total sales volumes, the number of homes sold, has been declining during the first quarter of 2006 as compared to 2005. March 2006 did see a dramatic pick up in total number of sales but still fell short of the all time record high for March 2005. The sales volume for March 2006 was the third highest March sales volume on record. The slow down in the number of homes sold has not significantly impacted residential sales prices. Mortgage interest rates for both fixed and adjustable rate loans have been rising, decreasing housing affordability. Rising interest rates and decreasing sales volumes will likely slow down the rate of housing appreciation we have seen over the last two years. Nonetheless, a strong residential real estate marketplace exists and as such, increases lending opportunities and assists in providing adequate equity to help repay mortgage debt should borrowers become delinquent in their payments.

Commercial real estate in the San Francisco Bay Area continued its rebound. CB Richard Ellis reports the total vacancy rate in San Francisco decreased from 15.4% in 2004, to 12% in 2005, and to 11.5% in the first quarter of 2006. The San Francisco leasing market absorbed an estimated 439,000 square feet net during the first quarter of 2006. Sales of San Francisco commercial office buildings are brisk with record per square foot prices being attained and 2005 being a record volume sales year. A healthy commercial real estate market increases lending opportunities and assists in providing adequate equity to repay mortgage debt should borrowers become delinquent in their payments.

For Partnership loans outstanding as of March 31, 2006, the Partnership had an average loan to value ratio of 65.31%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations Table. None

Part I – Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, and loans held in the Partnership’s portfolio as of March 31, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total
Interest earning assets:
Money market accounts	$2,167,010						$2,167,010
Average interest rate	1.50%						1.50%
Unsecured loans				$144,098			$ 144,098
Average Interest Rate				0%			0%
Loans secured by deeds
of trust	$ 423,946	843,814	1,352,500	272,069	779,965	458,000	$4,130,294
Average interest rate	9.12%	9.52%	9.34%	9.25%	9.25%	9.33%	9.33%

Market Risk.

The Partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership’s mortgage loans earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of March 31, 2006 the general partners have determined that the allowance for loan losses and real estate owned of $281,599 (4.44% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of March 31, 2006, two loans were past maturity amounting to $173,946. These two loans were current in interest payments.

The Partnership also owns (through previous foreclosure) one property; an undeveloped property located in East Palo Alto, California. The land is owned with two other affiliated Partnerships. The Partnership’s net investment in the land at March 31, 2006 is $130,215, or 2.04% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment. There are no ongoing negotiations for the sale of this property.

Part I – Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2006, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s first three months that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Partnership periodically is a defendant in various legal actions.

Please refer to Note 7 of Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of May, 2006.

REDWOOD MORTGAGE INVESTORS VI

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer

Exhibit 31.1

GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, General Partner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VI, a California Limited Partnership (the “Registrant”);

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, General Partner

May 12, 2006

Exhibit 31.2

PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VI, a California Limited Partnership (the “Registrant”);

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, President, Secretary/Treasurer and

Chief Financial Officer, of Gymno

Corporation, General Partner

May 12, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This certification has not been, and shall not be deemed “filed” with the Securities and Exchange Commission

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, General Partner

May 12, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This certification has not been, and shall not be deemed “filed” with the Securities and Exchange Commission

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, President,

Secretary/Treasurer & Chief Financial

Officer of Gymno Corporation, General Partner

May 12, 2006