Form 10-Q
period 2006-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 2006-08-14
CIK 811592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

BALANCE SHEETS

JUNE 30, 2006 and DECEMBER 31, 2005 (unaudited)

ASSETS

	June 30,	December 31,
	2006	2005

Cash and cash equivalents	$293,328	$4,361,983

Loans
Loans, secured by deeds of trust	5,980,657	2,021,973
Loans, unsecured, net discount of $103,976 and $107,034 for
June 30, 2006 and December 31, 2005, respectively	143,692	144,098
	6,124,349	2,166,071
Less allowance for loan losses	(279,464)	(315,379)
Net loans	5,844,885	1,850,692

Interest and other receivables
Accrued interest and late fees	62,507	22,138
Advances on loans	41	51
Total interest and other receivables	62,548	22,189

Real estate held for sale, net	130,215	130,215
Due from affiliates	664	—

Total assets	$6,331,640	$6,365,079

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Payable to affiliate	$9,038	$8,572
Total liabilities	9,038	8,572

Partners’ capital
Limited partners’ capital, subject to redemption	6,312,841	6,346,746
General partners’ capital	9,761	9,761
Total partners’ capital	6,322,602	6,356,507

Total liabilities and partners’ capital	$6,331,640	$6,365,079

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005 (unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Revenues
Interest on loans	$121,748	$126,914	$188,693	$255,649
Interest-interest bearing accounts	9,605	3,587	21,935	6,384
Late charges, prepayment penalties and fees	1,885	1,158	2,275	3,155
	133,238	131,659	212,903	265,188
Expenses
Mortgage servicing fees	11,333	12,090	11,333	25,042
Asset management fees	1,987	2,013	1,987	4,027
Clerical costs through Redwood
Mortgage Corp.	2,133	1,738	4,379	4,449
Provision for (recovery of) losses on loans
and real estate held for sale	(2,135)	3,379	(35,915)	8,070
Professional services	21,253	11,883	35,531	21,414
Other	4,869	4,981	7,770	7,656
	39,440	36,084	25,085	70,658
Net income	$93,798	$95,575	$187,818	$194,530

Net income: general partners (1%)	$938	$955	$1,878	$1,945
limited partners (99%)	92,860	94,620	185,940	192,585
	$93,798	$95,575	$187,818	$194,530
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$15	$15	$30	$30

-where partner receives income in monthly
distributions	$15	$15	$29	$30

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005 (unaudited)

	2006	2005
Cash flows from operating activities
Net income	$187,818	$194,530
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for (recovery of) loan losses and real
estate held for sale	(35,915)	8,070
Early withdrawal penalties credited to income	(236)	(1,674)
Amortization of discount on unsecured loans	(3,058)	(9,383)
Change in operating assets and liabilities
Accrued interest and advances on loans	(40,359)	2,752
Due from affiliates	(664)	(5,518)
Payable to affiliate	466	(7,736)
Prepaid expenses	—	(2,587)

Net cash provided by operating activities	108,052	178,454

Cash flows from investing activities
Principal collected on loans	292,936	1,050,002
Loans originated	(4,251,620)	(1,325,000)
Principal collected on unsecured notes	3,464	49

Net cash used in investing activities	(3,955,220)	(274,949)

Cash flows from financing activities
Partners’ withdrawals	(221,487)	(221,700)

Net cash used in financing activities	(221,487)	(221,700)

Net decrease in cash and cash equivalents	(4,068,655)	(318,195)

Cash and cash equivalents – beginning of period	4,361,983	1,090,027

Cash and cash equivalents – end of period	$293,328	$771,832

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans secured by deeds of trust

At June 30, 2006 and December 31, 2005, there were no loans categorized as impaired by the Partnership.

At June 30, 2006 and December 31, 2005, the Partnership had one and two loans past maturity and/or 90 days or more past due in interest payments with outstanding principal balances of $531,559 and $174,432, respectively. Accrued interest, late charges and advances on these loans totaled $19,343 and $0 at June 30, 2006 and December 31, 2005, respectively. The Partnership does not consider any of these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans. At June 30, 2006 and December 31, 2005, as presented in Note 6, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 61.90% and 65.95%, respectively.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

The composition of the allowance for loan losses as of June 30, 2006 and December 31, 2005 was as follows:

	June 30,		December 31,
	2006		2005
		Percent of		Percent of
		loans in		loans in
		each		each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at End of Year
Applicable to:

Domestic
Real estate - mortgage
Single family (1-4 units)	$ 108,144	82.47%	$ 138,375	84.25%
Apartments	1,819	4.05%	—	—
Commercial	25,809	13.48%	32,906	15.75%
Land	—	—	—	—
Total real estate – mortgage	$ 135,772	100%	$ 171,281	100%

Unsecured loans	$ 143,692	100%	$ 144,098	100%
Total unsecured loans	$ 143,692	100%	$ 144,098	100%

Total allowance for losses	$ 279,464	100%	$ 315,379	100%

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

Activity in the allowance for loan losses is as follows for the six months ended June 30, 2006 and the year ended December 31, 2005:

	Six months ended	Year Ended
	June 30, 2006	December 31, 2005
Balance at beginning of period	$ 315,379	$ 315,751

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	—	—
Additions/(recovery) charge to operations	(35,915)	(1,685)
Transfer from real estate held for sale reserve	—	1,313

Balance at end of period	$ 279,464	$ 315,379

Ratio of net charge-offs during the period
to average secured loans outstanding
during the period	0%	0%

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

JUNE 30, 2006 (unaudited)

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans. Redwood Mortgage Corp. waived $6,411 in loan servicing fees during the first quarter of 2006 but accrued $11,333 in such fees during the second quarter of 2006.

Asset management fee

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). The general partners waived asset management fees of $1,991 during the first quarter of 2006, but received $1,987 in asset management fees during the second quarter of 2006.

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

NOTE 4 – REAL ESTATE HELD FOR SALE

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving. As of June 30, 2006 the Partnership’s investment in this property was $130,215.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 4 – REAL ESTATE HELD FOR SALE (continued)

The following table reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Cost of property	$130,215	$130,215
Reduction in value	—	—

Real estate held for sale, net	$130,215	$130,215

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Secured loans carrying value was $5,980,657 and $2,021,973 at June 30, 2006 and December 31, 2005, respectively. The fair value of these loans of $6,113,775 and $2,078,582, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS

Loans are secured by recorded deeds of trust. At June 30, 2006 and December 31, 2005, there were 25 and 9 secured loans outstanding respectively, with the following characteristics:

	June 30,	December 31,
	2006	2005
Number of secured loans outstanding	25	9
Total secured loans outstanding	$5,980,657	$2,021,973

Average secured loan outstanding	$239,226	$224,664
Average secured loan as percent of total secured loans	4.00%	11.11%
Average secured loan as percent of partners’ capital	3.78%	3.53%

Largest secured loan outstanding	$531,559	$532,131
Largest secured loan as percent of total secured loans	8.89%	26.32%
Largest secured loan as percent of partners’ capital	8.41%	8.37%
Largest secured loan as percent of total assets	8.40%	8.36%

Number of counties where security is located (all California)	14	6

Largest percentage of secured loans in one county	23.94%	26.91%

Average secured loan to appraised value of security based on
appraised values and prior liens at time loan was consummated	61.90%	65.95%

Number of secured loans in foreclosure status	1	None
Amounts of secured loans in foreclosure	$531,559	None

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

The following categories of secured loans were held at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
First trust deeds	$3,117,375	$810,359
Second trust deeds	2,863,282	1,211,614
Total loans	5,980,657	2,021,973
Prior liens due other lenders at time of loan	6,869,407	2,367,593

Total debt	$12,850,064	$4,389,566

Appraised property value at time of loan	$20,757,854	$6,655,409

Total loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	61.90%	65.95%

Loans by type of property
Single family (1-4 units)	$4,932,104	$1,703,472
Commercial	806,053	318,501
Apartments	242,500	—
	$5,980,657	$2,021,973

Scheduled maturity dates of secured loans as of June 30, 2006 are as follows:

Year Ending December 31,

2006	$250,000
2007	1,486,053
2008	1,352,500
2009	671,419
2010	779,536
Thereafter	1,441,149
$5,980,657

The maturities for 2006 had no loans that were past maturity at June 30, 2006.

The Partnership places its cash and temporary cash investments with high credit quality institutions. Periodically, such investments may be in excess of federally insured limits.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The Partnership had a substantial amount of its loan receivable balance from four borrowers at December 31, 2005. These borrowers accounted for approximately 71% of the loan balances at this date. These borrowers accounted for approximately 15% of interest revenue for the year ended December 31, 2005. The borrowers’ interest revenue is measured from the time the Partnership lent the funds, hence, the percentage of interest revenue stated does not represent the total earnings for the full twelve month period in 2005. As of June 30, 2006 all these loans were repaid in full.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Workout agreements

From time to time, the Partnership negotiates various contractual workout agreements with borrowers. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans. As of June 30, 2006 and December 31, 2005, there were no loans in workout agreements.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale. At June 30, 2006, there was one real estate property held for sale, acquired through foreclosure in a prior year.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future loan payoffs, future interest rates, and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, trends in the California real estate market moving towards normalcy, the healthy commercial real estate market increasing lending opportunities, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2006 annualized yield estimates, the Partnership’s anticipation that new loan investments meeting its loan guidelines will be funded during the second half of 2006, the effect of foreclosures on the liquidity of the Partnership, and beliefs regarding the value of certain properties. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, including such conditions in California, the impact of competition and competitive pricing, downturns in the real estate markets in which the Partnership has made loans and unexpected cash shortfalls. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•

Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $99,006 and $36,250 for the six month periods ended June 30, 2006 and 2005, and $49,478 and $18,500 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans are paid to Redwood Mortgage Corp. or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $11,333 and $25,042 were incurred for the six month periods ended June 30, 2006 and 2005, and $11,333 and $12,090 were incurred for the three month periods ended June 30, 2006 and 2005, respectively. Redwood Mortgage Corp. waived $6,411 in loan servicing fees during the first quarter of 2006.

•

Asset Management Fees The general partners receive monthly fees for managing the Partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). Management fees to the general partners of $1,987 and $4,027 were incurred for the six month periods ended June 30, 2006 and 2005, and $1,987and $2,013 were incurred for the three month periods ended June 30, 2006 and 2005, respectively. The general partners waived $1,991 in asset management fees during the first quarter of 2006

•

Other Fees The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees aggregated $7,810 and $1,937 for the six month periods ended June 30, 2006 and 2005, and $4,010 and $502 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $1,878 and $1,945 for the six month periods ended June 30, 2006 and 2005, and $938 and $955 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursement was $4,379 and $4,449 for the six month periods ended June 30, 2006 and 2005, and $2,133 and $1,738 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of June 30, 2006 and December 31, 2005, a general partner, Gymno Corporation, had contributed $9,761 and $9,761, respectively, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

Results of Operations – For the six and three months ended June 30, 2006 and 2005

Changes in the Partnership’s operating results for the six and three month periods ended June 30, 2006 versus 2005 are discussed below:

Changes during the six months ended June 30, 2006 versus 2005		Changes during the three months ended June 30, 2006 versus 2005
Net income decrease	$ (6,712)	$ (1,777)
Revenue
Interest on loans	(66,956)	(5,166)
Interest – interest bearing accounts	15,551	6,018
Late charges and other fees	(880)	727
	$ (52,285)	$ 1,579

Expenses
Mortgage servicing fees	$ (13,709)	$ (757)
Asset management fees	(2,040)	(26)
Clerical costs through Redwood Mortgage Corp.	(70)	395
Provision for losses on loans and real estate held for sale	(43,985)	(5,514)
Professional services	14,117	9,370
Other	114	(112)
	$ (45,573)	$ 3,356

Net income decrease	$ (6,712)	$ (1,777)

The decrease in interest on loans of $66,956 (26.19%) and $5,166 (4.07%) for the six and three month periods ended June 30, 2006 as compared to the same periods in 2005 was primarily due to a decrease in the average loan portfolio balance to $4,227,732 at a weighted average interest rate of 9.27% as of June 30, 2006 as compared to an average loan portfolio balance of $5,362,628 at a weighted average interest rate of 9.28% as of June 30, 2005. The decrease in average outstanding loans is attributed to large loan payoffs in late 2005 and the inability of the Partnership to immediately find appropriate lending opportunities to fully replace the paid off loans. The decrease was also due to decreases in the collection of additional interest on loans totaling $0 and $6,135 for the six month periods ended June 30, 2006 and 2005, respectively. Additional interest provisions are occasionally negotiated with borrowers as further compensation earned by the lender upon the payoff of a loan.

The increase in interest-bearing accounts of $15,551 (243.59%) and $6,018 (167.78%) for the six and three month periods ended June 30, 2006 as compared to the same periods in 2005 was due to a higher average balance of deposits the Partnership had in the interest bearing accounts during the six and three month periods ended June 30, 2006 as compared to the same periods in 2005. The Partnership maintained an average balance of $2,514,535 and $1,610,067 in the bank accounts during the six and three month periods ended June 30, 2006 as compared to $1,049,130 and $1,146,040 during the same periods in 2005. The high cash balances were generated from loan payoffs in late 2005. The average interest rate the Partnership earned on the deposits was 1.74% and 2.39% for the six and three month periods ended June 30, 2006 and 1.22% and 1.25% for the corresponding periods in 2005, respectively.

The decrease in late charge revenue and other fees of $880 (27.89%) for the six month period ended June 30, 2006 as compared to the same periods in 2005 was due to the reduction in the collection of early withdrawal penalties and other fees of $1,469; offset by an increase in collection of late fees of $589. The increase in late charge revenue and other fees of $727 (62.78%) for the three month period ended June 30, 2006 as compared to the same period in 2005 was due to the increase in collection of late charges of $1,249; offset by a reduction in early withdrawal penalties and other fees of $521.

The decrease in mortgage servicing fees of $13,709 (54.74%) and $757 (6.26%) for the six and three month periods ended June 30, 2006 as compared to the same periods in 2005 was primarily attributable to the lower average loan balances of $4,227,732 and $5,362,628 during the six month periods ended June 30, 2006 and 2005 and also due to waiver of $6,411 in such fees during the first quarter of 2006 versus $12,952 mortgage servicing fees expense during the corresponding quarter of 2005.

The decrease in the provision for losses on loans and real estate held for sale of $43,985 (545.04%) and $5,514 (163.18%) for the six and three month periods ended June 30, 2006 as compared to the same periods in 2005 was due to management’s determination that the allowance for losses of $279,464 as of June 30, 2006 was adequate to offset potential losses on loans. As of June 30, 2006 there was one loan totaling $531,559 that was both delinquent 90 days or more in interest payments and in foreclosure, as compared to two delinquent loans totaling $216,257 and no loans in foreclosure as of June 30, 2005.

The increase in professional services of $14,117 (65.92%) and $9,370 (78.85%) for the six and three month periods ended June 30, 2006 as compared to the same periods in 2005, was due to general increases in professional costs in 2006 for legal services, audits, tax return processing and the timing of billing.

Partnership capital decreased from $6,356,507 at December 31, 2005 to $6,322,602 at June 30, 2006. The decrease is attributable to continued earnings and capital liquidations.

The Partnership began funding loans in October 1987. The Partnership’s secured loans outstanding as of June 30, 2006 and December 31, 2005 were $5,980,657 and $2,021,973, respectively. The overall increase in loans outstanding at June 30, 2006 from December 31, 2005, was primarily due to the Partnership’s ability to fund loans to replace those that were paid off during the year ended December 31, 2005. The Partnership placed $4,251,620 of new loans in the six month period ended June 30, 2006 and received principal payoffs from borrowers of $292,936. The Partnership anticipates that new loan investments meeting its loan guidelines will be funded during the second half of 2006.

The Partnership’s delinquencies historically are within the normal range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last twenty-seven years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of June 30, 2006, there was one loan with a filed notice of default. As of June 30, 2006 and 2005, the Partnership’s real estate held for sale account balance was $130,215 and $130,215, respectively.

Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs. Typically, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, borrower’s payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this information and more, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. At June 30, 2006 the Partnership had no loans that were past maturity or considered to be impaired. The Partnership has one loan totaling $531,559 with a filed notice of default, which began the foreclosure process at June 30, 2006. The Partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had no workout agreements as of June 30, 2006. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.

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

As of June 30, 2006 and 2005, the Partnership’s real estate held for sale balance was $130,215. The Partnership has not taken back any collateral security from borrowers in 2005 or through June 30, 2006. The Partnership’s real estate held for sale inventory consists of one property. This remaining property is an undeveloped piece of land, which is located in East Palo Alto, California. The Partnership has held its interest in this land since April, 1993. The land is owned with two other affiliated partnerships. Currently, the Partnership is not in contract but is negotiating with interested parties for the sale of this property. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity had been slow, but interest in land sales for commercial sites has been increasing.

Management recorded a recovery of $35,915 and $2,135 of loan loss reserve during the six and three month periods ended June 30, 2006 and provided $8,070 and $3,379 as provision for loan losses for the six and three month periods ended June 30, 2005, respectively. The allowance for loan loss reserve of $279,464 and $315,379 as of June 30, 2006 and December 31, 2005 is considered to be adequate for loan portfolio balances of $5,980,657 and $2,021,973 as of June 30, 2006 and December 31, 2005, respectively.

PORTFOLIO REVIEW – For the six and three months ended June 30, 2006 and 2005

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2006 and 2005 the Partnership’s loans secured by real property collateral in five and four of the six San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco and Contra Costa) represented $3,636,273 (61%) and $4,658,398 (85%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

As of June 30, 2006 and 2005, the Partnership held 25 and 16 loans, respectively, in the following categories:

	2006		2005
Single family homes(1-4 units)	$4,932,104	82.47%	$1,592,675	28.96%
Apartments (5+ units)	242,500	4.05%	96,716	1.76%
Commercial	806,053	13.48%	3,810,736	69.28%

Total	$5,980,657	100.00%	$5,500,127	100.00%

As of June 30, 2006, the Partnership held 25 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of June 30, 2006:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS

As of June 30, 2006

	# of Loans	Amount	Percent

1st Mortgages	12	$ 3,117,375	52%
2nd Mortgages	13	2,863,282	48%
Total	25	$ 5,980,657	100%

Maturing 12/31/06 and prior	1	$ 250,000	4%
Maturing prior to 12/31/07	5	1,486,053	25%
Maturing prior to 12/31/08	4	1,352,500	23%
Maturing after 12/31/08	15	2,892,104	48%
Total	25	$ 5,980,657	100%

Average Loan		$ 239,226	4%
Largest Loan		531,559	9%
Smallest Loan		64,896	1%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			61.90%

The Partnership’s largest loan in the principal amount of $531,559 represents 9% of outstanding secured loans and 8% of Partnership assets. Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to loan payoffs and/or limited partner withdrawals.

The Partnership had a substantial amount of its loan receivable balance from four borrowers at December 31, 2005. The borrowers accounted for approximately 15% of interest revenue for the year ended December 31, 2005. As of June 30, 2006 these loans have been repaid in full.

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

At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the six and three month periods ended June 30, 2006 and 2005, the Partnership made distributions of earnings to limited partners of $73,014, $69,202, $36,641 and $36,510, respectively. Distribution of earnings to limited partners for the six and three month periods ended June 30, 2006 and 2005, to limited partners’ capital accounts and not withdrawn, was $112,926, $123,383, $56,219 and $58,110, respectively. As of June 30, 2006 and 2005, limited partners electing to withdraw earnings represented 40% and 39% of the limited partners’ outstanding capital accounts, respectively.

The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations. For the six and three month periods ended June 30, 2006 and 2005, $2,946, $23,054, $2,239, and $9,027, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2006 and 2005, respectively, and is expected by the general partners to commonly occur at these levels.

Additionally, for the six and three month periods ended June 30, 2006 and 2005, $143,885, $129,174, $74,559 and $73,666, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

Current Economic Conditions.

The current economic expansion is now in its fifth year. Having begun in 2001, this expansion started slowly but gathered momentum in response to fiscal and monetary stimulus. As part of the increased economic activity the national unemployment rate has declined from about 6.0% three years ago to about 4.6% today. The California unemployment rate has declined to 4.9% from 5.4% in June of 2005 and its last high of 6.9% in 2003. The United States economy seems to be operating relatively close to full production. As such inflation is a concern. Inflation increased 4.0% in the second quarter of 2006 after increasing 2.7% in the first quarter. In response to this and other concerns the federal reserve has been increasing interest rates by raising the federal funds rate seventeen consecutive times since June of 2004 to the present 5.25% at its June 2006 meeting. Short term interest rates responded quickly to the changes in the Federal Funds Rate. At August 1, 2006 the Prime Rate was 8.25%. Longer term interest rates have been slower to react. During the second quarter of 2006 June 30-year fixed rate mortgages increased to 6.68%. This was 19.7% higher than the June 2005 30-year fixed rate of 5.58% (California Association of Realtors). It would seem that the increases in the Federal Funds Rate are having their desired effect of slowing the economy and the expansion down.

The Partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the Partnership. As of June 30, 2006 and 2005, approximately 61%, ($3,636,273) and 85% ($4,658,398) of the loans held by the Partnership were in five and four of the six San Francisco Bay Area Counties, respectively. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

In general, California residential real estate continued to appreciate in value during the second quarter of 2006. According to Dataquick, the median price in California of new and resale houses and condos in June 2006 was a new record high of $478,000. This compares to $469,000 in June 2005. Like California, the San Francisco Bay Area also saw a record median sales price of $644,000 up 2.1% from the May 2006 record median and up 5.6% from the June of 2005 median price of $610,000. The number of houses sold is trending down and inventories of unsold homes are increasing. Statewide the number of homes sold in June of 2006 compared to June 2005 was down 20.7% to 53,700 from 67,750. Likewise, San Francisco Bay Area sales slowed with 9,892 new and resale and condos sold in June of 2006 compared to 13,014 in June of 2005 a 24% reduction. These numbers might be of concern if they were being compared to a normal market; however, the market place in 2005 and 2004 was by most accounts one of the most robust on record. The trends we are now seeing are moving towards normalcy. A more normal real estate marketplace is positive for the Partnership as transactions can occur in a more orderly fashion and residential values will tend to stabilize.

The commercial real estate market in the San Francisco Bay Area continued to improve. Grubb and Ellis reported that San Francisco experienced its 12th straight quarter of rising office rents and shrinking vacancies. During the second quarter of 2006, the city saw 355,000 square feet of positive office space absorption causing the vacancy rate to fall to 13.6%. Silicon Valley and the East Bay communities also experienced similar rental absorption and slowly increasing lease rates. The healthy commercial real estate market increases lending opportunities an assists in providing adequate equity to help protect our mortgage debt.

For Partnership loans outstanding as of June 30, 2006, the Partnership had an average loan to value ratio of 61.90%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations Table. None

Part I – Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, and loans held in the Partnership’s portfolio as of June 30, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total
Interest earning assets:
Money market accounts	$127,276						$127,276
Average interest rate	1.79%						1.79%
Unsecured loans				$143,692			$143,692
Average Interest Rate				0%			0%
Loans secured by deeds
of trust	$ 250,000	1,486,053	1,352,500	671,419	779,536	1,441,149	$5,980,657
Average interest rate	8.50%	9.34%	9.34%	8.80%	9.25%	9.21%	9.20%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of June 30, 2006 the general partners have determined that the allowance for loan losses and real estate owned of $279,464 (4.42% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2006, no loans were past maturity. One loan totaling $531,559 was both 90 days or more delinquent in interest payments and in foreclosure.

The Partnership also owns (through previous foreclosure) one property; an undeveloped property located in East Palo Alto, California. The land is owned with two other affiliated Partnerships. The Partnership’s net investment in the land at June 30, 2006 is $130,215, or 2.06% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment. There are interested parties negotiating for the sale of this property.

Part I – Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2006, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2006.

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

August 14, 2006

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

August 14, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

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

August 14, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

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

August 14, 2006