Form 10-Q
period 2006-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 2006-11-14
CIK 811592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

BALANCE SHEETS

SEPTEMBER 30, 2006 and DECEMBER 31, 2005 (unaudited)

ASSETS

	September 30,	December 31,
	2006	2005

Cash and cash equivalents	$922,377	$4,361,983

Loans
Loans, secured by deeds of trust	5,333,840	2,021,973
Loans, unsecured, net discount of $100,918 and $107,034 for
September 30, 2006 and December 31, 2005, respectively	141,555	144,098
	5,475,395	2,166,071
Less allowance for loan losses	(291,448)	(315,379)
Net loans	5,183,947	1,850,692

Interest and other receivables
Accrued interest and late fees	75,810	22,138
Advances on loans	1,195	51
Total interest and other receivables	77,005	22,189

Real estate held for sale, net	130,215	130,215

Total assets	$6,313,544	$6,365,079

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Payable to affiliate	$10,607	$8,572
Total liabilities	10,607	8,572

Partners’ capital
Limited partners’ capital, subject to redemption	6,293,176	6,346,746
General partners’ capital	9,761	9,761
Total partners’ capital	6,302,937	6,356,507

Total liabilities and partners’ capital	$6,313,544	$6,365,079

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005 (unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Revenues
Interest on loans	$130,050	$185,568	$318,743	$441,217
Interest-interest bearing accounts	6,194	1,070	28,129	7,454
Late charges, prepayment penalties and fees	1,717	9,969	3,,992	13,124
	137,961	196,607	350,864	461,795
Expenses
Mortgage servicing fees	13,950	22,321	25,283	47,363
Asset management fees	1,981	3,347	3,968	7,374
Clerical costs through Redwood
Mortgage Corp.	2,053	2,437	6,432	6,886
Provision for (recovery of) losses on loans
and real estate held for sale	11,984	55,091	(23,931)	63,161
Professional services	6,252	12,605	41,783	34,019
Other	4,428	4,846	12,198	12,502
	40,648	100,647	65,733	171,305
Net income	$97,313	$95,960	$285,131	$290,490

Net income: general partners (1%)	$973	$960	$2,851	$2,905
limited partners (99%)	96,340	95,000	282,280	287,585
	$97,313	$95,960	$285,131	$290,490
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$15	$15	$45	$46

-where partner receives income in monthly
distributions	$15	$15	$44	$45

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005 (unaudited)

	2006	2005
Cash flows from operating activities
Net income	$285,131	$290,490
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for (recovery of) loan losses and real
estate held for sale	(23,931)	63,161
Early withdrawal penalties credited to income	(358)	(2,199)
Amortization of discount on unsecured loans	(6,116)	(14,075)
Change in operating assets and liabilities
Accrued interest and advances on loans	(54,816)	(22,091)

Payable to affiliate	2,035	(4,875)

Net cash provided by operating activities	201,945	310,411

Cash flows from investing activities
Principal collected on loans	1,048,253	1,482,795
Loans originated	(4,360,120)	(1,858,251)
Principal collected on unsecured notes	8,659	50

Net cash used in investing activities	(3,303,208)	(375,406)

Cash flows from financing activities
Partners’ withdrawals	(338,343)	(340,835)

Net cash used in financing activities	(338,343)	(340,835)

Net decrease in cash and cash equivalents	(3,439,606)	(405,830)

Cash and cash equivalents – beginning of period	4,361,983	1,090,027

Cash and cash equivalents – end of period	$922,377	$684,197

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans secured by deeds of trust

At September 30, 2006 and December 31, 2005, there were no loans categorized as impaired by the Partnership.

At September 30, 2006 and December 31, 2005, the Partnership had two loans past maturity and two loans 90 days or more past due in interest payments with outstanding principal balances of $781,559 and $174,432, respectively. Accrued interest, late charges and advances on these loans totaled $33,650 and $0 at September 30, 2006 and December 31, 2005, respectively. The Partnership does not consider any of these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans. At September 30, 2006 and December 31, 2005, as presented in Note 6, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 62.37% and 65.95%, respectively.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

The composition of the allowance for loan losses as of September 30, 2006 and December 31, 2005 was as follows:

	September 30,		December 31,
	2006		2005
		Percent of		Percent of
		loans in		loans in
		each		each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at End of Year
Applicable to:

Domestic
Real estate – mortgage
Single family (1-4 units)	$ 137,991	80.34%	$ 138,375	84.25%
Apartments	1,819	4.55%	—	—
Commercial	10,083	15.11%	32,906	15.75%
Land	—	—	—	—
Total real estate – mortgage	$ 149,893	100%	$ 171,281	100%

Unsecured loans	$ 141,555	100%	$ 144,098	100%
Total unsecured loans	$ 141,555	100%	$ 144,098	100%

Total allowance for losses	$ 291,448	100%	$ 315,379	100%

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

Activity in the allowance for loan losses is as follows for the nine months ended September 30, 2006 and the year ended December 31, 2005:

	Nine months ended	Year Ended
	September 30, 2006	December 31, 2005
Balance at beginning of period	$ 315,379	$ 315,751

Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	—	—
Additions/(recovery) charge to operations	(23,931)	(1,685)
Transfer from real estate held for sale reserve	—	1,313

Balance at end of period	$ 291,448	$ 315,379

Ratio of net charge-offs during the period
to average secured loans outstanding
during the period	0%	0%

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

SEPTEMBER 30, 2006 (unaudited)

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans. Redwood Mortgage Corp. waived $6,411 in mortgage servicing fees during the first quarter of 2006 and $25,283 in mortgage servicing fees were accrued during the second and third quarters of 2006.

Asset management fee

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). The general partners waived asset management fees of $1,991 during the first quarter of 2006, and received $3,968 in asset management fees during the second and third quarters of 2006.

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

NOTE 4 – REAL ESTATE HELD FOR SALE

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, California, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow, but interest in land sales for commercial sites has been improving. As of September 30, 2006, the Partnership’s investment in this property was $130,215.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 4 – REAL ESTATE HELD FOR SALE (continued)

The following table reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Cost of property	$130,215	$130,215
Reduction in value	—	—

Real estate held for sale, net	$130,215	$130,215

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Secured loans carrying value was $5,333,840 and $2,021,973 at September 30, 2006 and December 31, 2005, respectively. The fair value of these loans of $5,405,857 and $2,078,582, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS

Loans are secured by recorded deeds of trust. At September 30, 2006 and December 31, 2005, there were 23 and 9 secured loans outstanding respectively, with the following characteristics:

	September 30,	December 31,
	2006	2005
Number of secured loans outstanding	23	9
Total secured loans outstanding	$5,333,840	$2,021,973

Average secured loan outstanding	$231,906	$224,664
Average secured loan as percent of total secured loans	4.35%	11.11%
Average secured loan as percent of partners’ capital	3.68%	3.53%

Largest secured loan outstanding	$531,559	$532,131
Largest secured loan as percent of total secured loans	9.97%	26.32%
Largest secured loan as percent of partners’ capital	8.43%	8.37%
Largest secured loan as percent of total assets	8.42%	8.36%

Number of counties where security is located (all California)	14	6

Largest percentage of secured loans in one county	19.34%	26.91%

Average secured loan to appraised value of security based on
appraised values and prior liens at time loan was consummated	62.37%	65.95%

Number of secured loans in foreclosure status	1	None
Amounts of secured loans in foreclosure	$531,559	None

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

The following categories of secured loans were held at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
First trust deeds	$2,672,212	$810,359
Second trust deeds	2,661,628	1,211,614
Total loans	5,333,840	2,021,973
Prior liens due other lenders at time of loan	6,638,201	2,367,593

Total debt	$11,972,041	$4,389,566

Appraised property value at time of loan	$19,195,965	$6,655,409

Total loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	62.37%	65.95%

Loans by type of property
Single family (1-4 units)	$4,285,519	$1,703,472
Commercial	805,821	318,501
Apartments	242,500	—
	$5,333,840	$2,021,973

Scheduled maturity dates of secured loans as of September 30, 2006 are as follows:

	Amount

Prior to December 31, 2006		$250,000
Between January 1, 2007 and December 31, 2007		885,821
Between January 1, 2008 and December 31, 2008		1,352,500
Between January 1, 2009 and December 31, 2009		518,394
Between January 1, 2010 and December 31, 2010		779,097
Thereafter		1,548,028

		$5,333,840

The maturities for 2006 had one loan that was past maturity at September 30, 2006 of $250,000.00.

The Partnership places its cash and temporary cash investments with high credit quality institutions. Periodically, such investments may be in excess of federally insured limits.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The Partnership had a substantial amount of its loan receivable balance from four borrowers at December 31, 2005. These borrowers accounted for approximately 71% of the loan balances at this date. These borrowers accounted for approximately 15% of interest revenue for the year ended December 31, 2005. The borrowers’ interest revenue is measured from the time the Partnership lent the funds, hence, the percentage of interest revenue stated does not represent the total earnings for the full twelve month period in 2005. As of September 30, 2006, all these loans were repaid in full.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Workout agreements

From time to time, the Partnership negotiates various contractual workout agreements with borrowers. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans. As of September 30, 2006 and December 31, 2005, there were no loans in workout agreements.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale. At September 30, 2006, there was one real estate property held for sale, acquired through foreclosure in a prior year.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future loan payoffs, future interest rates, and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, trends in the California real estate market moving towards normalcy, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2006 annualized yield estimates, the Partnership’s anticipation that new loan investments meeting its loan guidelines will be funded during the remainder of 2006, the effect of foreclosures on the liquidity of the Partnership, and beliefs regarding the value of certain properties. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, including such conditions in California, the impact of competition and competitive pricing, downturns in the real estate markets in which the Partnership has made loans and unexpected cash shortfalls. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•

Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $101,990 and $52,248 for the nine month periods ended September 30, 2006 and 2005, and $2,984 and $15,998 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans are paid to Redwood Mortgage Corp. or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $25,283 and $47,363 were incurred for the nine month periods ended September 30, 2006 and 2005, and $13,950 and $22,321 were incurred for the three month periods ended September 30, 2006 and 2005, respectively. Redwood Mortgage Corp. waived $6,411 in loan servicing fees during the first quarter of 2006.

•

Asset Management Fees The general partners receive monthly fees for managing the Partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). Management fees to the general partners of $3,968 and $7,374 were incurred for the nine month periods ended September 30, 2006 and 2005, and $1,981 and $3,347 were incurred for the three month periods ended September 30, 2006 and 2005, respectively. The general partners waived $1,991 in asset management fees during the first quarter of 2006.

•

Other Fees The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees aggregated $8,449 and $2,221 for the nine month periods ended September 30, 2006 and 2005, and $639 and $284 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $2,851 and $2,905 for the nine month periods ended September 30, 2006 and 2005, and $973 and $960 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursement was $6,432 and $6,886 for the nine month periods ended September 30, 2006 and 2005, and $2,053 and $2,437 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of September 30, 2006 and December 31, 2005, a general partner, Gymno Corporation, had contributed $9,761 and $9,761, respectively, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

Results of Operations – For the nine and three months ended September 30, 2006 and 2005

Changes in the Partnership’s operating results for the nine and three month periods ended September 30, 2006 versus 2005 are discussed below:

Changes during the nine months ended September 30, 2006 versus 2005		Changes during the three months ended September 30, 2006 versus 2005
Net income decrease	$ (5,359)	$ 1,353
Revenue
Interest on loans	(122,474)	(55,518)
Interest – interest-bearing accounts	20,675	5,124
Late charges and other fees	(9,132)	(8,252)
	$ (110,931)	$ (58,646)

Expenses
Mortgage servicing fees	$ (22,080)	$ (8,371)
Asset management fees	(3,406)	(1,366)
Clerical costs through Redwood Mortgage Corp.	(454)	(384)
Provision for losses on loans and real estate held for sale	(87,092)	(43,107)
Professional services	7,764	(6,353)
Other	(304)	(418)
	$ (105,572)	$ (59,999)

Net income decrease	$ (5,359)	$ 1,353

The decrease in interest on loans of $122,474 (27.76%) and $55,518 (29.92%) for the nine and three month periods ended September 30, 2006 as compared to the same periods in 2005 was primarily due to a decrease in the average loan portfolio balance to $4,628,796 at a weighted average interest rate of 9.25% as of September 30, 2006 as compared to an average loan portfolio balance of $5,413,900 at a weighted average interest rate of 9.13% as of September 30, 2005. The decrease in average outstanding loans is attributed to loan payoffs in the third quarter of 2006 and the inability of the Partnership to immediately find appropriate lending opportunities to fully replace the paid off loans. The decrease in interest on loans was also due to decreases in the collection of additional interest on loans totaling $0 and $6,135 for the nine month periods ended September 30, 2006 and 2005, respectively. These additional interest provisions are occasionally negotiated with borrowers as further compensation earned by the lender upon the payoff of a loan. Additionally, $0 and $44,911 in interest income was derived from a loan that was previously categorized as impaired during the three month period ended September 30, 2006 and 2005, respectively.

The increase in interest from interest-bearing accounts of $20,675 (277.37%) and $5,124 (478.88%) for the nine and three month periods ended September 30, 2006 as compared to the same periods in 2005 was due to a higher average balance of deposits the Partnership had in the interest-bearing accounts during the nine and three month periods ended September 30, 2006 as compared to the same periods in 2005. The Partnership maintained an average balance of $1,585,488 and $545,858 in the bank accounts during the nine and three month periods ended September 30, 2006 as compared to $860,637 and $428,612 during the same periods in 2005. The high cash balances were generated from loan payoffs in the third quarter of 2006. The average interest rate the Partnership earned on the deposits was approximately 2.37% and 4.54% for the nine and three month periods ended September 30, 2006 and 1.15% and 1.00% for the corresponding periods in 2005, respectively.

The decrease in late charge revenue and other fees of $9,132 (69.58%) for the nine month period ended September 30, 2006 and $8,252 (82.78%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 was due to the reduction in late charge income of $2,885 and the collection of early withdrawal penalties and other fees of $6,246 for the nine month period ended September 30, 2006 and $3,474 and $4,779 for the three month period ended September 30, 2006, respectively. Late charge income in 2005 was enhanced by collection of $3,965 from an impaired loan which was paid off in November 2005. Late charge income from the impaired loan was recognized when payment was received from the borrower.

The decrease in mortgage servicing fees of $22,080 (46.62%) and $8,371 (37.50%) for the nine and three month periods ended September 30, 2006 as compared to the same periods in 2005 was primarily attributable to the lower average loan balances of $4,628,796 and $5,413,900 during the nine month periods ended September 30, 2006 and 2005 and also due to waiver of $6,411 in such fees during the first quarter of 2006 versus $12,952 mortgage servicing fees expense during the corresponding quarter of 2005. Additionally, mortgage servicing fees of $0 and $2,666 was collected from a borrower whose account was previously categorized as impaired during the three month period ended September 30, 2006 and September 30, 2005, respectively.

The decrease in the provision for losses on loans and real estate held for sale of $87,092 (137.89%) and $43,107 (78.25%) for the nine and three month periods ended September 30, 2006 as compared to the same periods in 2005 was due to management’s determination that the allowance for losses of $291,448 as of September 30, 2006 was adequate to offset potential losses on loans.

The increase in professional services of $7,764 (22.82%) and a decrease of $6,353 (50.40%) for the nine and three month periods ended September 30, 2006 as compared to the same periods in 2005, was due to general increases in professional costs in 2006 for legal services, audits, tax return processing and the timing of billing.

Section 404 of Sarbanes-Oxley Act of 2002 requires us to evaluate, remediate, test and report on our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. We plan to prepare for compliance with Section 404 by assessing, strengthening and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming. As a result, we anticipate an increase in professional fees in future periods as we move toward compliance with Section 404 by the fiscal year end December 31, 2007.

Partnership capital decreased from $6,356,507 at December 31, 2005 to $6,302,937 at September 30, 2006. The decrease is attributable to continued earnings and capital liquidations, and to an overall decline in net income by $5,359 from $290,490 as of September 30, 2005 to $285,131, as of September 30, 2006.

The Partnership began funding loans in October 1987. The Partnership’s secured loans outstanding as of September 30, 2006 and December 31, 2005 were $5,333,840 and $2,021,973, respectively. The overall increase in loans outstanding at September 30, 2006 from December 31, 2005, was primarily due to the Partnership’s ability to fund loans to replace those that were paid off during the year ended December 31, 2005. During the third quarter of 2006, the Partnership again received significant loan payoffs which increased its cash holdings and reduced the loans outstanding. New loans will be funded when available. The Partnership placed $4,360,120 of new loans in the nine month period ended September 30, 2006 and received principal payoffs from borrowers of $1,048,253. The Partnership anticipates that new loan investments meeting its loan guidelines will be funded during the last quarter of 2006.

The Partnership’s delinquencies historically are within the normal range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last twenty-seven years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of September 30, 2006, there was one loan with a filed notice of default. As of September 30, 2006 and 2005, the Partnership’s real estate held for sale account balance was $130,215.

Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs. Typically, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, borrower’s payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. At September 30, 2006, the Partnership had one loan that was past maturity and no loans considered to be impaired. The Partnership has one loan totaling $531,559 with a filed notice of default, which began the foreclosure process at June 30, 2006. The Partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had no workout agreements as of September 30, 2006. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.

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

As of September 30, 2006 and 2005, the Partnership’s real estate held for sale balance was $130,215. The Partnership has not taken back any collateral security from borrowers in 2005 or through September 30, 2006. The Partnership’s real estate held for sale inventory consists of one property. This property is an undeveloped piece of land, which is located in East Palo Alto, California. The Partnership has held its interest in this land since April, 1993. The land is owned with two other affiliated partnerships. Currently, the Partnership is not in contract but is negotiating with interested parties for the sale of this property. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity had been slow, but interest in land sales for commercial sites has been increasing.

Management recorded a recovery of $23,931 and provided $63,161 in loan loss reserve during the nine month periods ended September 30, 2006 and 2005. It also provided $11,984 and $55,091 as provision for loan losses for the three month period ended September 30, 2006 and 2005. The allowance for loan loss reserve of $291,448 and $315,379 as of September 30, 2006 and December 31, 2005 is considered to be adequate for secured loan portfolio balances of $5,333,840 and $2,021,973 as of September 30, 2006 and December 31, 2005, respectively.

PORTFOLIO REVIEW – For the nine and three months ended September 30, 2006 and 2005

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2006 and 2005 the Partnership’s loans secured by real property collateral in the six San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco and Contra Costa) represented $3,082,368 (58%) and $4,759,727 (85%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

As of September 30, 2006 and 2005, the Partnership held 23 and 15 loans, respectively, in the following categories:

	2006		2005
Single family homes(1-4 units)	$4,285,519	80.34%	$2,123,714	37.92%
Apartments (5+ units)	242,500	4.55%	96,716	1.73%
Commercial	805,821	15.11%	3,380,154	60.35%

Total	$5,333,840	100.00%	$5,600,584	100.00%

As of September 30, 2006, the Partnership held 23 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of September 30, 2006:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS

As of September 30, 2006

	# of Loans	Amount	Percent

1st Mortgages	11	$ 2,672,212	50.10%
2nd Mortgages	12	2,661,628	49.90%
Total	23	$ 5,333,840	100%

Maturing prior to 12/31/06	1	$ 250,000	4.69%
Maturing between 01/01/07 and 12/31/07	3	885,821	16.61%
Maturing between 01/01/08 and 12/31/08	4	1,352,500	25.35%
Maturing after 12/31/08	15	2,845,519	53.35%
Total	23	$5,333,840	100%

Average Loan		$ 231,906	4.35%
Largest Loan		531,559	9.97%
Smallest Loan		64,752	1.21%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			62.37%

The Partnership’s largest loan in the principal amount of $531,559 represents 9.97% of outstanding secured loans and 8.42% of Partnership assets. Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to loan payoffs and/or limited partner withdrawals.

The Partnership had a substantial amount of its loan receivable balance from four borrowers at December 31, 2005. The borrowers accounted for approximately 15% of interest revenue for the year ended December 31, 2005. As of September 30, 2006 these loans have been repaid in full.

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

At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the nine and three month periods ended September 30, 2006 and 2005, the Partnership made distributions of earnings to limited partners of $110,642, $105,260, $37,628 and $36,059, respectively. Distribution of earnings to limited partners for the nine and three month periods ended September 30, 2006 and 2005, to limited partners’ capital accounts and not withdrawn, was $171,638, $182,325, $58,712 and $58,941, respectively. As of September 30, 2006 and 2005, limited partners electing to withdraw earnings represented 40% and 39% of the limited partners’ outstanding capital accounts, respectively.

The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations. For the nine and three month periods ended September 30, 2006 and 2005, $4,477, $29,615, $1,531, and $6,561, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of September 30, 2006 and 2005, respectively, and is expected by the general partners to commonly occur at these levels.

Additionally, for the nine and three month periods ended September 30, 2006 and 2005, $220,731, $205,254, $76,846 and $76,080, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

Current Economic Conditions.

The rate of economic expansion within the United States has slowed from the second quarter of 2006 and throughout prior periods of 2006. The Gross Domestic Product (GDP) growth rate was 1.6% for the third quarter compared to a 2.6% rate in the second quarter and 5.6% for the first quarter of 2006. GDP was 3.2% for all of 2005 and 3.9% for all of 2004. This decrease in the GDP growth rate shows a clear deceleration to the United States economy, yet is still a healthy indicator of economic activity and is expected, given the Federal Reserve’s policy over the last 24 months of raising interest rates, to cool the economy and help to fight inflation. With the recent decrease in oil prices and hence energy prices from highs during the spring of 2006 above $70 per barrel to just under $60 per barrel in October and November of 2006, coupled with increasing interest rates and a slowing economy, inflation would not seem to be of much concern. The Consumer Price Index for all Urban Consumers decreased 0.5% in September of 2006. The index is 2.1% higher than in September of 2005, leading one to conclude that inflation is well within a reasonable level. Employment continues to expand and the unemployment rate for the nation dropped to 4.6% in September of 2006 from 4.7% in August of 2006 and from 5.1% in September of 2005. In California, unemployment numbers also fell to 4.8% in September of 2006 from 4.9% in August of 2006 and from 5.2% in September of 2005.

The Federal Reserve has now met three times since they had halted their march toward higher interest rates beginning in 2004 and has not raised interest rates further. Mortgage rates have been declining during the third quarter of 2006. In June of 2006, a 30-year fixed rate mortgage was priced at approximately 6.68% versus a price of approximately 6.4% in September of 2006 and 6.36% in October of 2006. These recent rates are higher than in 2005, but not as appreciably higher as one might think. In September and October of 2005, 30-year fixed rate loans were priced at 6.07% and 5.77%, respectively. In most respects, the United States economy is healthy and there seems to be little likelihood of a recession.

The Partnership makes loans primarily in Northern California. As such, the regional real estate market is of primary concern to the Partnership. As of September 30, 2006 and 2005, approximately 58%, ($3,082,368) and 85% ($4,759,727) of the loans held by the Partnership were in five and three of the six San Francisco Bay Area Counties, respectively. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

Appreciation in residential real estate has clearly abated from the double digit rates enjoyed during 2004 and 2005. The residential real estate market trend seems to be toward values that reflect modest price increases, and in some market segments, decreases from the historic 2005 record setting price highs. According to the California Association of Realtors, in September of 2006 the median price of a California single family home was $553,050, which was 1.8% higher than the median price in September of 2005 of $543,510, but 4% lower than the median price in August of 2006 of $576,360. The September of 2006 median price of a California condominium was $427,330, which was 0.5% higher than the median price in September of 2005 of $448,696, but 1.5% lower than the median price in August of 2006 of $420,920. In September of 2006, the median price of a San Francisco Bay Area single-family home was $725,870, which was 2.2% higher than the median price in September of 2005, but 1.5% lower than the median price in August of 2006. Dataquick reports that “because of a shift in purchase patterns, a decline (in median prices) from August to September is normal for the season.” Marketing periods for properties have elongated to the more traditional timeframes traditionally expected during the 90’s and 80’s. The California Association of Realtors reported the median number of days to sell a single-family home was 54 in September of 2006, as compared to 30 in September of 2005. The elongated sales process has increased inventories of homes to seven months and is holding steady at that level, which is close to the long-term historic average of a normal market. The stable values of residential real estate and a return to a more traditional real estate marketplace is comforting to the partnership. Loan-to-values for originated loans can be relied upon and appraisers should have adequate and reliable data upon which to form value opinions.

Commercial real estate continued the strong performance it has been turning in for the last three years. Across virtually all sectors, rents are increasing modestly, vacancies are in a downward trend, absorption is increasing, and sales are at healthy levels with prices increasing. CB Richard Ellis reported that the overall San Francisco office market vacancy dropped 110 basis points during the third quarter to 9.0%. The market absorbed nearly 800,000 square feet of space which brought the positive absorption to over two million square feet for the year to date 2006.

For Partnership loans outstanding as of September 30, 2006, the Partnership had an average loan to value ratio of 62.37%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Part I – Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, and loans held in the Partnership’s portfolio as of September 30, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total
Interest earning assets:
Money market accounts	$906,647						$906,647
Average interest rate	2.37%						2.37%
Unsecured loans				$141,555			$141,555
Average Interest Rate				0%			0%
Loans secured by deeds
of trust	$ 250,000	885,821	1,352,500	518,394	779,097	1,548,028	$5,333,840
Average interest rate	8.50%	9.59%	9.34%	8.67%	9.25%	9.25%	9.24%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of September 30, 2006 the general partners have determined that the allowance for loan losses and real estate owned of $291,448 (4.62% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of September 30, 2006, one loan totaling $250,000 was past maturity. One loan totaling $531,559 was both 90 days or more delinquent in interest payments and in foreclosure.

The Partnership also owns (through previous foreclosure) one property; an undeveloped property located in East Palo Alto, California. The land is owned with two other affiliated Partnerships. The Partnership’s net investment in the land at September 30, 2006 is $130,215, or 2.06% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment. There are interested parties negotiating for the sale of this property.

Part I – Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2006, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of , November 2006.

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

November 14, 2006

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

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, President, Secretary/Treasurer and

Chief Financial Officer, of Gymno

Corporation, General Partner

November 14, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in al material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This certification has not been, and shall not be deemed “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

________________________

Michael R. Burwell, General Partner

November 14, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This certification has not been, and shall not be deemed “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

_________________________

Michael R. Burwell, President.

Secretary/Treasurer & Chief Financial

Officer of Gymno Corporation, General Partner

November 14, 2006