Form 10-K
period 2006-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 2007-03-30
CIK 811592

REDWOOD MORTGAGE INVESTORS VI

(a California Limited Partnership)

Index to Form 10-K

December 31, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-17573

REDWOOD MORTGAGE INVESTORS VI,

a California Limited Partnership

(Exact name of registrant as specified in its charter)

California	94-3031211
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

900 Veterans Blvd., Suite 500, Redwood City, CA	94063
(address of principal executive offices)	(zip code)

(650) 365-5341

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:	NONE

Securities registered pursuant to Section 12 (g) of the Act:	Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Yes	No	XX

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.

Yes	No	XX

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

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	XX

As of June 30, 2006, the aggregate value of limited partnership Units held by non-affiliates was $6,312,841. This calculation is based on the capital account balance of the limited partners and excludes partnership Units held by the general partners.

Documents incorporated by reference:

Portions of the Prospectus for Redwood Mortgage Investors VI, included as part of the form S-11 Registration Statement, SEC File No. 33-12519 dated September 3, 1987 and Supplement No. 6 dated May 16, 1989, are incorporated in Parts II, III, and IV.

Part I

Item 1 – Business

Redwood Mortgage Investors VI is a California Limited Partnership (the “Partnership”). Michael R. Burwell, an individual, and Gymno Corporation, a California corporation, are the general partners. The address of the general partners is 900 Veterans Blvd., Suite 500, Redwood City, California 94063. The Partnership’s primary purpose is to invest its capital in first and second deeds of trust secured by California properties. Loans are arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners. The Partnership’s objectives are to make investments which will: (i) provide the maximum possible cash returns which limited partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have earnings credited to their capital accounts and used to invest in Partnership activities; and (ii) preserve and protect the Partnership’s capital. The Partnership’s general business is more fully described under the section entitled “Investment Objectives and Criteria”, pages 23-26 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated by reference.

The Partnership was formed in September 1987, with an approved 120,000 Units of $100 each ($12,000,000). The Units were offered on a “best efforts” basis through broker/dealer member firms of the National Association of Securities Dealers, Inc. It immediately began issuing Units and began investing in loans in October 1987. The offering terminated in September 1989, and as of that date 97,725.94 limited partner Units were sold realizing proceeds of $9,772,594. At December 31, 2006, the Partnership had a balance of secured loans totaling $5,493,828 with interest rates thereon ranging from 8.50% to 10.50%.

Currently first mortgage loans comprise 61.25% of the total amount of secured loan portfolio. Second mortgage loans comprise 38.75% of the secured loan portfolio. Single Family (1-4 units) homes total 79.10% of the secured mortgage loans. Commercial secured loans decreased from last year, now comprising 14.66% of the portfolio, a decrease of 6.92% from 2005. The major concentration of secured loans, comprising 63.04% of the total secured loans, is in the nine counties that comprise the San Francisco Bay Area. The balance is primarily in counties adjacent to the San Francisco Bay Area and in Northern California. Currently secured loan size is averaging $211,301 per loan. Some of the secured loans are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction, which is our loan plus any senior loans, divided by the property’s appraised value, subtracted from 100%, stood at 35.78%, based on senior loans and appraised values at the inception of our loan. Generally, the more equity, the more protection for the lender. The Partnership’s loan portfolio had one property in foreclosure as of the end of December 2006.

Delinquencies are discussed under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the year ended December 31, 2006 and 2005 the Partnership did not take back any collateral from defaulted borrowers.

The Partnership’s revenues decreased from $538,737 in 2004 to $522,282 in 2005 and to $484,648 in 2006. The decreases were primarily due to the decrease in the average loan portfolio balance, which was $5,240,374 in 2004, $4,876,596 in 2005 and $4,830,820 in 2006. The decreases were also due to a reduction in the average interest rates on loans, which was 9.37% in 2004, 9.13% in 2005 and 9.20% in 2006. In addition, the revenue in 2004 included the receipt of a non-refundable deposit on the sale of a real estate held for sale property totaling $28,929. Cash flow that the Partnership generated from mortgage interest and loan pay-downs and pay-offs was used to meet limited partner capital and earnings liquidations and the excess was used to make mortgage loans or for other proper Partnership purposes. Withdrawals by limited partners were $510,115, $457,825 and $468,966 for the three years ended December 31, 2004, 2005 and 2006, respectively.

During the year 2006, the Partnership’s annualized yield on compounding accounts was 6.13% and on monthly distributing accounts it was 5.96%.

Competition and General Economic Conditions.

The Partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the Partnership. The Partnership is competitive in large part due to the ability of the General Partners to generate all of their loans. Particularly among residential lenders, competition has been strong during the last several years. The volume of residential real estate sales activity declined in 2005 and 2006, leaving fewer transactions for those lenders active in this segment of the lending industry. Subprime lenders, those lenders who make loans to borrowers with low credit scores and higher debt to income ratios, have recently, in response to rising delinquencies and buy back requests on loans due to representation and warranty violations, increased underwriting standards, ceased making loans or in some circumstances, filed for bankruptcy protection. Through March of 2007, three national top-twenty subprime lenders have ceased operations or left the business. The Partnership believes these actions will over time help provide the Partnership with increased lending opportunities, as competition will be reduced among the remaining lenders. It is possible that interest coupon rates may rise, as competition lessens and a clearer risk return equation develops. Underlying these events in the subprime real estate lending marketplace is a national economy which while slowly decelerating is certainly not weak by many indicators.

The United States Gross Domestic Product , the output of goods and services produced by labor and property located in the United States, increased at an estimated annual rate of 3.4% during 2006 as compared to 3.1% during 2005 and 3.9% for 2004. The Bush Administration believes that growth will slow to 2.9%, while the Federal Reserve estimates between 2.5% and 3.0% for 2007. Clearly, the economy has been growing at a reasonable rate for the last three years. Unemployment, a significant indicator of borrowers’ abilities to make payments, has throughout the United States remained low. The National unemployment rate has continued to decline from 5.5% in 2004 to 4.9% for 2005 and 4.5% as of December 2006. Month to month inflation has been volatile throughout 2006, as oil, a key component to inflation, has ranged widely in short term swings throughout the year. Even with this monthly volatility, inflation has remained mild with the Consumer Price Index up 2.5% for the year 2006 as compared to increases of 3.4% for 2005, 3.3% for 2004 and 1.9% for 2003. Interest rates have remained steady throughout 2006 with the expectation of little change in the coming year. The Federal Reserve has left the Federal Discount Rate unchanged at 5.25% since June of 2006. In a recent interview, Mr. Ben Bernanke, chairman of the Federal Reserve, said interest rates are at a level that is “likely to foster sustainable economic growth and a gradual ebbing of core inflation. Overall the U.S. economy seems likely to expand at a moderate pace this year and next, with growth strengthening somewhat as the drag from housing diminishes.” (San Francisco Chronicle, February 15, 2007). Throughout 2006, 30-year mortgage rates have fluctuated between a high of 6.88% in July of 2006 to a low of 6.23% in December of 2006. (Source HSH Associates) These rates, while higher than in 2005 or 2004, are still conducive to real estate acquisitions and an active lending marketplace. The residential real estate sales volumes have slowed noticeably during 2005 and 2006 from their peak in 2004. The number of California home sales in 2006 was 15.3% lower than in 2005 while the median price of a home increased in California to $567,690 according to the California Association of Realtors.

The Partnership is expecting the reduction of lenders in the marketplace, along with the strengthened underwriting standards in the industry, to generate less competition and lead to higher available interest rates on loans made by the Partnership. This combined with a good economy, low unemployment and a slow but steady real estate market of stable values should create an environment in which the Partnership can compete effectively and obtain sufficient loans to meet its lending needs.

Secured Loan Portfolio

As of December 31, 2006, a summary of the Partnership’s secured loan portfolio is set forth below.

Loans as a Percentage of Appraised Value

First Trust Deed Loans	$3,365,234
Second Trust Deed Loans	2,128,594
Total loans	$5,493,828

Priority Positions due other Lenders at Time of Loan	5,177,399

Total Debt	$10,671,227

Appraised Property Value at time of loan	$16,617,341

Total Secured Loans as a % of Appraisal based on
appraisals and prior liens at date of loan	64.22%

Number of Secured Loans Outstanding	26

Average Secured Loan	211,301
Average Secured Loan as a % of Net Assets	3.37%
Largest Secured Loan Outstanding	500,000
Largest Secured Loan as a % of Net Assets	7.98%
Largest secured Loan as a % of Total Assets	7.97%

Secured Loans as a Percentage of Total Loans	Percent
First Trust Deeds	61.25%
Second Trust Deeds	38.75%
Total	100.00%

Secured Loans by Type of Property	Amount	Percent
Single Family (1-4 units)	$4,345,689	79.10%
Commercial	805,639	14.66%
Apartments	342,500	6.24%

Total	$5,493,828	100.00%

The following is a distribution of secured loans outstanding as of December 31, 2006 by California Counties:

	Total
	Secured
California County	Loans	Percent

San Francisco Bay Area Counties
Alameda	$1,059,635	19.29%
San Francisco	742,500	13.52%
San Mateo	543,139	9.89%
Santa Clara	500,000	9.10%
Napa	400,000	7.28%
Contra Costa	217,644	3.96%
Marin	—	—
Solano	—	—
Sonoma	—	—
	3,462,918	63.04%

San Francisco Bay Area Adjacent Counties
San Joaquin	262,500	4.78%
Monterey	349,811	6.37%
Mariposa	124,507	2.27%
	736,818	13.42%

Other California Counties
Los Angeles	427,252	7.77%
Butte	289,860	5.28%
San Bernardino	207,901	3.78%
Placer	142,434	2.59%
Colusa	118,249	2.15%
Shasta	108,396	1.97%
	1,294,092	23.54%

Total	$5,493,828	100.00%

Number of Loans in Foreclosure	1	$400,000

Scheduled maturity dates of secured loans as of December 31, 2006 are as follows:

Prior to December 31, 2007	$1,235,639
Between January 1, 2008 and December 31, 2008	1,352,360
Between January 1, 2009 and December 31, 2009	518,249
Between January 1, 2010 and December 31, 2010	246,937
Between January 1, 2011 and December 31, 2011	1,987,643
Thereafter	153,000

$5,493,828

The Partnership’s largest loan in the principal amount of $500,000 represents 9.10% of outstanding secured loans and 7.97% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

The scheduled maturities for 2007 include one loan for $250,000, representing 4.55% of the secured loan portfolio, past maturity at December 31, 2006. The Partnership occasionally allows borrowers to continue to make the regular interest payments on debt past maturity for periods of time. In many instances the interest rate on these past maturity loans is higher than currently existing interest rates. Interest payments on this loan were current. It is the Partnership’s experience that loans can be refinanced or repaid before and after the maturity date. Therefore, the table of scheduled maturities is not a forecast of future cash receipts.

Item 2 – Properties

The Partnership did not take back any collateral security from borrowers in 2006 and 2005.

The Partnership owns, through previous foreclosures, one property; undeveloped land. The land is located in East Palo Alto, CA. The land is owned with two other affiliated partnerships. The Partnership’s net investment in the land at December 31, 2006 is $130,215. The general partners believe that the property is worth considerably more than its net investment. This property is in contract for sale with an interested buyer and based on the contract price, the Partnership should recover its investment including a margin of profit.

Item 3 – Legal Proceedings

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

Item 4 – Submission of Matters to a Vote of Security Holders (Partners)

No matters have been submitted to a vote of the Partnership.

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units” and Related Unitholder Matters

120,000 Units at $100 each (minimum 20 Units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a “best efforts” basis (as indicated in Part I item 1). All Units were sold to California residents. Investors have the option of withdrawing earnings on a monthly, quarterly or annual basis or having their earnings retained in the Partnership. Limited partners may withdraw from the Partnership in accordance with the terms of the partnership agreement subject to early withdrawal penalties. There is no established public trading market for the Units. As of December 31, 2006, 361 limited partners had a capital balance of $6,256,085.

A description of the Partnership’s Units, transfer restrictions, and withdrawal provisions is more fully described under the section entitled “Description of Units” and “Summary of the Limited Partnership Agreement”, pages 38-42 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated herein by reference.

During the year 2006, the Partnership’s annualized yield on compounding accounts was 6.13% and 5.96% on monthly distributing accounts. During the year 2005, the Partnership’s annualized yield on compounding accounts was 6.15% and 5.99% on monthly distributing accounts.

Item 6 – Selected Financial Data

Redwood Mortgage Investors VI began operations in October, 1987. Its financial condition and results of operation as of and for the five years ended December 31, 2006 were:

Balance Sheets

December 31,

	2006	2005	2004	2003	2002
Cash	$161,114	$4,361,983	$1,090,027	$32,160	$341,127

Loans
Loans, secured by deeds of trust	5,493,828	2,021,973	5,225,128	5,255,620	5,183,100
Loans, unsecured, net	712,643	144,098	261,276	242,462	223,697

Interest and other receivables
Accrued interest and late fees	68,329	22,138	61,364	54,562	61,384
Advances on loans	1,004	51	2,890	4,091	31,007
Receivable from affiliate	3,414	—	—	—	—

Less allowances for loan losses	(294,507)	(315,379)	(315,751)	(279,865)	(275,294)

Real estate held for sale, net	130,215	130,215	128,902	1,312,773	1,234,541

Total assets	$6,276,040	$6,365,079	$6,453,836	$6,621,803	$6,799,562

Liabilities and Partners’ Capital

December 31,

	2006	2005	2004	2003	2002
Liabilities
Accounts payable	$—	$—	$11,487	$13,064	$11,953

Payable to affiliates	10,194	8,572	12,541	12,496	14,643
Total liabilities	10,194	8,572	24,028	25,560	26,596

Partners’ capital
Limited partners’ capital, subject
to redemption	6,256,085	6,346,746	6,420,047	6,586,482	6,763,200
General partners’ capital	9,761	9,761	9,761	9,761	9,766

Total partners’ capital	6,265,846	6,356,507	6,429,808	6,596,243	6,772,966

Total liabilities
and partners’ capital	$6,276,040	$6,365,079	$6,453,836	$6,621,803	$6,799,562

Statements of Income

	2006	2005	2004	2003	2002
Gross revenue	$484,648	$522,282	$538,737	$491,640	$574,171
Expenses	102,522	133,874	191,585	158,524	204,188
Net income	$382,126	$388,408	$347,152	$333,116	$369,983

Net income:
to general partners (1%)	$3,821	$3,884	$3,472	$3,331	$3,700
to limited partners (99%)	378,305	384,524	343,680	329,785	366,283

	$382,126	$388,408	$347,152	$333,116	$369,983
Net income per $1,000 invested
by limited partners for
entire period:
- where income is compounded	$61	$62	$54	$50	$54

- where partner receives income
in monthly distributions	$60	$60	$53	$49	$53

Annualized yields when income is compounded or distributed monthly for the years 2002 through 2006 are outlined in the table below:

	Compounded	Distributed

2002	5.40%	5.27%
2003	5.00%	4.89%
2004	5.40%	5.27%
2005	6.15%	5.99%
2006	6.13%	5.96%

The average annualized yield, when income is compounded from inception through December 31, 2006 was 6.84%. The average annualized yield, when income is distributed monthly, from inception through December 31, 2006 was 6.64%.

Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At December 31, 2006, we owned one real property that we had acquired through foreclosure in a prior year.

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

Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

The Partnership periodically compares the carrying value of real estate to expected future undiscounted cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value.

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan and real estate owned losses. Actual results could vary from the aforementioned provisions for losses.

Forward-Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2007 annualized yield estimates, the intention not to sell the Partnership’s loan portfolio and the expectation that foreclosures will not have a material effect on liquidity. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•

Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the years ended December 31, 2006, 2005 and 2004 loan brokerage commissions paid by the borrowers were $124,116, $52,248 and $24,156, respectively.

•

Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $34,885, $56,508 and $50,160 were incurred for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006 Redwood Mortgage Corp. waived mortgage servicing fees totaling $9,824.

These servicing fees, including the 2006 waived amount, were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the Partnership, then net income would have been reduced by approximately $22,355, $28,254 and $25,080 in 2006, 2005 and 2004, respectively. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the Partnership’s agreement directly impacts the yield to the limited partners.

•

Asset Management Fees The general partners receive monthly fees for managing the Partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). For the years ended December 31, 2006, 2005 and 2004 management fees totaled $5,942, $12,031 and $8,160, respectively. The general partners waived $15,867, $12,061 and $16,321 of additional asset management fees during 2006, 2005 and 2004, respectively.

•

Other Fees The Partnership agreement provides that the general partners or their affiliates may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

•

Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall not exceed 1%.

•

Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

•

Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2006 and 2005 a general partner, Gymno Corporation, had contributed $9,772 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations – For the years ended December 31, 2006, 2005 and 2004

Changes in the Partnership’s operating results for the years ended December 31, 2006 and 2005 are discussed below.

Changes during the year ended December 31,

	2006	2005
Net income increase/(decrease)	$(6,282)	$41,256
Revenue
Interest on loans	(45,639)	(878)
Interest–interest bearing accounts	17,227	11,235
Late charges and other fees	(9,222)	(26,812)
	$(37,634)	$(16,455)

Expenses
Mortgage servicing fees	$(21,623)	$6,348
Asset management fees	(6,089)	3,871
Clerical costs from Redwood Mortgage Corp.	(806)	(3,587)
Provision for/(recovery of) losses on loans
and real estate held for sale	(19,187)	(37,571)
Professional services	13,673	(3,050)
Other	2,680	(23,722)
	$(31,352)	$(57,711)

Net income increase/(decrease)	$(6,282)	$41,256

The decrease in interest on loans of $45,639 (9.32%) for the year ended December 31, 2006 was due to the decline in the average loan portfolio balance to $4,830,820 in 2006 from an average loan portfolio balance of $4,876,596 in 2005 and to the Partnership collecting $43,021 in additional interest in 2005 from a loan that was previously categorized as impaired. This loan was paid off in 2005. The receipt of interest from the previously impaired loan helped the Partnership minimize reduced interest income due to a lower average loan portfolio balance of $4,876,596 and a decreased average interest rate of 9.13% in 2005 as compared to an average loan portfolio balance of $5,240,374 and an average interest rate of 9.37% in 2004. Interest income was $444,269, $489,908 and $490,786 for the years ended December 31, 2006, 2005 and 2004, respectively. The average interest rate in 2006 was 9.20% as compared to 9.13% for 2005 and 9.37% for 2004.

The increase in interest from interest bearing accounts of $17,227 (102.85%) and $11,235 (203.72%) for the years ended December 31, 2006 and 2005, respectively, represents interest earned on a larger average balance, which increased to $1,490,983 for the year ended December 31, 2006 from an average balance of $1,220,447 that existed in 2005 and from an average balance of $561,094 in 2004. Substantial pay-offs of two loans totaling $3,060,100 and an impaired loan for $96,716 towards the end of 2005 reduced the Partnership’s loan portfolio to $2,021,973 as of December 31, 2005. The Partnership was unable to place the payoff proceeds into new loans immediately. Instead, the proceeds were deposited into the money market account until the funds were converted into loans. Average interest rates for the years ended December 31, 2006, 2005 and 2004 were 2.28%, 1.37% and 0.98%, respectively.

The decrease in late charge revenue and other fees of $9,222 (59.02%) and $26,812 (63.12%) for the years ended December 31, 2006 and 2005, respectively, was primarily due in 2006 to a reduction in miscellaneous fees of $5,709 and early withdrawal penalties of $1,197. Additionally, a reduction in late charges of $2,316 was mainly due to the collection of $3,922 from an impaired loan that paid off in November, 2005. The decrease in late charge revenue and other fees of $26,812 for the year ended December 31, 2005 was primarily due to non-refundable option payments received on a property held for sale. These payments totaled $28,929 in 2004 and the related real estate property was sold in December 2004. The decrease was also due to a decline in miscellaneous income to $8,440 in 2005 from $11,498 in 2004, due to reduced collection of early withdrawal penalties of $2,256 in 2005 as compared to $10,801 in 2004. However, these were offset by the collection of other fees totaling $6,184 in 2005 as compared to $697 in 2004 and the collection of late charges totaling $7,184 in 2005 as compared to $2,009 in 2004.

The decrease in mortgage servicing fees of $21,623 (38.27%) for the year ended December 31, 2006 and increase of $6,348 (12.66%) for the year ended December 31, 2005 was primarily due to the payment of servicing fees of $9,439 on an impaired loan, which was collected in 2005. This loan was paid off in November, 2005. Additionally, the Partnership waived part of the mortgage servicing fees totaling $9,824 in 2006. The average loan portfolio balance also decreased in 2006 to $4,830,820 from an average loan portfolio balance of $4,876,596 in 2005. This reduction was primarily due to pay offs on three loans totaling $3,156,816 in November, 2005 and the Partnership’s inability to place the pay-off proceeds in new loans immediately.

The decrease in asset management fees of $6,089 (50.61%) for the year ended December 31, 2006 and increase of $3,871 (47.44%) for the year ended December 31, 2005 was primarily due to the Partnership paying the full 3/8% asset management fee during the final three months of 2005 instead of a reduced fee of 1/8% as agreed upon by the general partners. In 2006 the Partnership paid asset management fees at a reduced rate of 1/8% for three quarters only and waived $1,891 for one quarter, resulting in total waived asset management fees of $15,867 in 2006. The reduction was also due to a reduction in limited partners’ capital from $6,346,746 in 2005 to $6,256,085 in 2006.

The decrease in clerical costs of $806 (8.75%) and $3,587 (28.03%) for the years ended December 31, 2006 and 2005, respectively, was primarily attributable to reduced clerical costs in servicing this Partnership.

The decrease in the provision for losses on loans and real estate held for sale of $19,187 and $37,571 for the years ended December 31, 2006 and 2005, respectively, was due to the Partnership not allocating any additional provision and recording a recovery of $20,872 and $1,685 in 2006 and 2005, respectively. There were two loans past due 90 days or more totaling $552,698 and one loan totaling $250,000 that was matured in excess of 90 days but not delinquent in interest payments as of December 31, 2006. However, one of these delinquent loans, which was also in foreclosure, brought itself current and came out of foreclosure in January 2007. The other delinquent loan paid off in February, 2007. The general partners believed that the reserve for loan losses of $294,507 and $315,379 as of December 31, 2006 and 2005, respectively, was considered to be adequate.

The increase in professional services of $13,673 (32.78%) for the year ended December 31, 2006 and decrease of $3,050 (6.81%) for the year ended December 31, 2005 was due to increased fees and the timing of professional services in 2006. The increase in professional services for 2006 includes both the general accounting and attorney costs. We anticipate the cost of professional services during 2007 will increase due to the Partnership initiating additional compliance work in accordance with the Sarbanes-Oxley Act.

The increase in other expenses of $2,680 (16.64%) for the year ended December 31, 2006 and decrease of $23,722 (59.57%) for the year ended December 31, 2005 was primarily due to costs associated with the upkeep of existing real estate properties held for sale. In 2006, 2005 and 2004 the upkeep costs were $12,125, $8,507 and $32,077, respectively.

As of September 2, 1989, the date the offering of the Partnership’s limited partner Units was formally closed, the Partnership had sold 97,725.94 limited partner Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each. On December 31, 2006 the net capital of limited and general partners totaled $6,265,846.

The Partnership began funding loans in October 1987. The Partnership’s secured loans outstanding as of December 31, 2006, 2005 and 2004 were $5,493,828, $2,021,973 and $5,225,128, respectively. The average loan balances over this time period have remained relatively stable until November, 2005 when two loans totaling $3,060,100 were paid off and the loan portfolio balance reduced to $2,021,973. It took a number of months to find and select appropriate loan investments to replace the large loan repayments in late 2005. The Partnership utilized income, loan pay offs and proceeds from the sale of real estate held for sale properties to meet limited partner capital liquidations and make additional loans. During the years ended December 31, 2006, 2005 and 2004 loan principal collections and sale proceeds of the properties exceeded limited partner liquidations and Partnership expenses.

In 2006 the Partnership funded $5,153,620 in new loans versus pay-offs of $1,150,206. The Partnership was unable to immediately invest in excess of $3,000,000 in loan proceeds received from two loans in late 2005. Therefore, loans funded in 2005 appear substantially less than loan pay-offs. Cash held by the Partnership generated from these loan pay-offs was invested in 2006. Loan balances increased by $3,471,855 (171.71%) in 2006 from $2,021,973 that existed at December 31, 2005.

The Partnership’s operating results and delinquencies are within the normal range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last twenty years. Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity.

Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs. Currently, this amount exceeds Partnership expenses and earnings and partner liquidation requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, and borrower’s payment records and other data relating to the loan portfolio. Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2005 and 2006 the California economy has remained vibrant and the California real estate market has slowed in terms of the number of residential properties sold, but the median price of a single family home ended 2006 at a slightly higher level than 2005. At December 31, 2006 the Partnership had two loans past due 90 days or more in interest payments totaling $552,698. As of December 31, 2006 the Partnership had one loan, which was making current monthly payments but was past maturity in excess of 90 days. This past maturity loan had a principal balance of $250,000. The Partnership had one filed notice of default at December 31, 2006. The Partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had no workout agreements as of December 31, 2006. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. Management expects the number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. These workouts and delinquencies have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

As of December 31, 2006, 2005 and 2004 the Partnership’s real estate held for sale balance was $130,215, $130,215 and $128,902, respectively. These balances relate to one property, a parcel of land. The Partnership has not taken back any collateral security from borrowers in 2005 or 2006. The Partnership’s real estate held for sale inventory consists of one property, an undeveloped piece of land. The land is located in East Palo Alto, California. The Partnership has held its interest in this land since April, 1993. The land is owned with two other affiliated partnerships. The general partners believe that the property is worth considerably more than its net investment. This property is in contract for sale with an interested buyer and based on the contract price the Partnership should recover its investment including a margin of profit.

Management recorded ($20,872) and ($1,685) as (recovery)/provision for loan losses for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the allowance for loan losses totaling $294,507 is considered to be adequate. The Partnership may restructure loans. This is done through the modification of an existing loan or by re-writing a whole new loan. It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate, or granting an additional loan. In 2002, the Partnership restructured four previously impaired loans into two new loans with a lower interest rate. The amount restructured was $3,060,100. These two restructured loans were paid off in November, 2005. During 2002, Redwood Mortgage Corp. provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses (in excess of the then established reserves) incurred by the Partnership with respect to these four restructured loans. Two of these four loans have been paid off and a partial paydown has also been received against the other two. The balance remaining is fully reserved for in the Partnership’s allowance for loan losses.

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

At the time of subscription to the Partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the Partnership, or to compound earnings in their capital account. If one initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. Earnings allocable to limited partners who elect to compound earnings in their capital account, will be retained by the Partnership for making further loans or for other proper Partnership purposes, and such amounts will be added to such limited partners’ capital accounts.

For the years ended December 31, 2006, 2005 and 2004 the Partnership made distributions of earnings to limited partners of $152,775, $146,271 and $120,015, respectively. Distribution of earnings to limited partners for the years ended December 31, 2006, 2005 and 2004 to limited partners’ capital accounts and not withdrawn was $225,530, $238,253 and $223,665, respectively. As of December 31, 2006, 2005 and 2004 limited partners electing to withdraw earnings represented 40%, 40% and 34%, respectively, of the limited partners’ outstanding capital accounts. This percentage range has remained relatively stable.

The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of Partnership Agreement). For the years ended December 31, 2006, 2005 and 2004 $13,239, $30,322 and $142,997, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2006, 2005 and 2004, respectively, and is expected by the general partners to commonly occur at these levels.

Additionally, for the years ended December 31, 2006, 2005 and 2004 $302,952, $281,232 and $247,103, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated. After year eleven, liquidation generally subsides.

Actual liquidation of both capital and earnings for the three years ended December 31, 2006 was:

Years ended December 31,

	2006	2005	2004
Earnings	$152,775	$146,271	$120,015
Capital*	316,191	311,554	390,100

Total	$468,966	$457,825	$510,115

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

While the general partners have set an estimated value for the Partnership Units, such determination may not be representative of the ultimate price realized by an investor for such Units upon sale. No public trading market exists for the Partnership’s Units and none is likely to develop. Thus, there is no certainty that the Units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled “Risk Factors - Purchase of Units is a long term investment”).

Current Economic Conditions.

The Partnership makes loans secured by California real estate. The health of the California real estate market is of primary concern to the Partnership, as we rely upon the equity securing our loans for repayment. The majority of our loans are secured by property located in Northern California, dominated by loans made in the nine county San Francisco Bay Area. As of December 31, 2006, approximately 63.04% of the loans held by the Partnership were located in the nine counties which comprise the San Francisco Bay Area region.

The California economy has performed well in 2006 and the outlook for 2007 is much the same. The California unemployment rate for December 2006 was 4.8% compared to 5.1% in 2005. The San Francisco unemployment rate was lower than the state at 4.0% for December 2006. According to the Association of Bay Area Governments in its annual forecast, the San Francisco Bay Area economy is likely to grow at a slow to moderate pace in 2007and 2008. The region will add approximately 47,000 payroll jobs in 2007 and the same number in 2008. Household income should rise about one percent above inflation each year.

The appreciation rate, beneficial to residential real estate in the nine county San Francisco Bay Area for the past five years, moved the median home price up 72% to reach a median of $628,000 in 2006 versus $365,000 in 2001, according to DataQuick Information Systems. The appreciation rate between 2005 and 2006 was .5% in the nine counties from December 2005 to December 2006. The median price of a home in California rose 3.7% during 2006 to $567,690 as of December 2006. (California Association of Realtors) The number of sales transactions had declined significantly. The number of homes sold in 2006 was 15.3% less than in 2005. The lower number of sales clearly illustrates the slower market which exists from the over-heated markets of 2003, 2004 and some of 2005. Yet values, as reflected in the median home sales price, continue to rise, albeit a much slower pace. The slow or limited residential appreciation indicates stable values of residential real estate and a return to a more traditional real estate marketplace which is comforting to the Partnership. Loan-to-value for originated loans can be relied upon and appraisers should have adequate and reliable data upon which to make value opinions.

Commercial properties continued their strong performances in the San Francisco Bay Area. By way of example, the San Francisco market saw vacancies decline to 8.5%, a five year low. Average rents increased to $36.44 per square foot with nearly 2.7 million square feet of positive space absorption in 2006. All other regions of the San Francisco Bay Area exhibited similar improved results from 2005. The San Francisco office investment market ended a good year with over $3.6 billion in office transactions closed, and over 9.69 million square feet of space changing hands.

For Partnership loans outstanding at December 31, 2006, the Partnership had an average loan-to-value of 64.22% computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. Management believes that low loan-to-value ratios will assist the Partnership in weathering loan delinquencies and foreclosures should they occur.

Contractual Obligations Table. – None

Item 7a – Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, and loans held in the Partnership’s portfolio as of December 31, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011. The carrying values of these assets and liabilities approximate their fair values as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$ 128,055						$ 128,055
Average interest rate	2.47%						2.47%
Unsecured loans				$ 571,494		141,149	$ 712,643
Average interest rate				0%		0%	0%
Loans secured by deeds
of trust	$1,235,639	1,352,360	518,249	246,937	1,987,643	153,000	$5,493,828
Average interest rate	9.34%	9.34%	8.67%	9.25%	9.30%	10.00%	9.28%

Unsecured loans include two loans that have no stated rate of interest, for which the Partnership is imputing interest. One other loan, which has become unsecured, with a coupon rate of 9.25% has been placed by the Partnership on nonaccrual status. As such, the average interest rate for unsecured loans has been reflected as 0%.

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

PORTFOLIO REVIEW – For the years ended December 31, 2006, 2005 and 2004

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2006, 2005 and 2004 the Partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Napa, Contra Costa, Marin, Solano and Sonoma) represented $3,462,918 (63.04%), $1,478,632 (73%) and $4,632,774 (89%), respectively, of the outstanding secured loan portfolio. The remainder of loans held was secured primarily by real estate located in counties adjacent to the San Francisco Bay Area and in Northern California.

As of December 31, 2006, 2005 and 2004 the Partnership held 26, 9 and 14 secured loans, respectively, in the following categories:

December 31,

2006	2005	2004

Single family (1-4 units)	$4,345,689	79.10%	$1,703,472	84.25%	$1,316,596	25.20%
Apartments (5+ units)	342,500	6.24%	—	—	96,716	1.85%
Commercial	805,639	14.66%	318,501	15.75%	3,811,816	72.95%

Total	$5,493,828	100.00%	$2,021,973	100.00%	$5,225,128	100.00%

As of December 31, 2006, the Partnership held 26 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of December 31, 2006:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS

As of December 31, 2006

	# of Loans	Amount	Percent

1st Mortgages	15	$3,365,234	61%
2nd Mortgages	11	2,128,594	39%
Total	26	$5,493,828	100%

Maturing 12/31/07 and prior	5	$1,235,639	23%
Maturing between 01/01/08 and 12/31/08	4	1,352,360	25%
Maturing between 01/01/09 and 12/31/09	2	518,249	9%
Maturing after 12/31/09	15	2,387,580	43%
Total	26	$5,493,828	100%

Average Loan		$211,301	3.85%
Largest Loan		500,000	9.10%
Smallest Loan		64,644	1.18%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			64.22%

The Partnership’s largest loan in the principal amount of $500,000 represents 9.10% of outstanding secured loans and 7.97% of Partnership assets. Larger loans can sometimes represent over 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and also as a result of the restructuring several loans into one loan.

At December 31, 2006 and 2005, the Partnership had unsecured loans totaling $712,643 and $144,098, respectively. Two of the loans are noninterest bearing and are due in monthly installments of $1,732 through November, 2007. These monthly payments escalate at various times through the loan maturity date. Interest has been imputed on these loans at interest rates for comparable loans made during the same periods. During 2006, a loan in the amount of $571,494 became unsecured. The Partnership has placed the loan on nonaccrual status. The Partnership is pursuing collection efforts against the borrower for the entire amount of outstanding principal and past due interest. The general partners have established an allowance for loan losses for its unsecured loans as a protection against amounts that may ultimately prove uncollectible.

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 2006 the general partners have determined that the allowance for loan losses of $294,507 (4.70% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of December 31, 2006, there was one secured loan matured 90 days or more, but current in interest payments, totaling $250,000, and two secured loans delinquent in interest payments over 90 days, that were not matured, totaling $552,698.

The Partnership may also make loans requiring periodic disbursements of funds. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed at simple interest method and only on the amounts disbursed on a daily basis. As of December 31, 2006 there were no such loans.

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors VI are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets – December 31, 2006 and 2005
•	Statements of Income for the years ended December 31, 2006, 2005 and 2004
•	Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004
•	Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
•	Notes to Financial Statements

B – Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Investors VI are included in Item 8:

•	Schedule II – Valuation and Qualifying Accounts
•	Schedule IV – Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REDWOOD MORTGAGE INVESTORS VI

(A CALIFORNIA LIMITED PARTNERSHIP)

FINANCIAL STATEMENTS

AND SUPPLEMENTAL INFORMATION

AS OF DECEMBER 31, 2006 AND 2005

AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm	24

Balance Sheets	25

Statements of Income	26

Statements of Changes in Partners’ Capital	27

Statements of Cash Flows	28

Notes to Financial Statements	29

Supplemental Schedules

Schedule II - Valuation and Qualifying Accounts	43

Schedule IV - Mortgage Loans on Real Estate

Rule 12-29 Loans on Real Estate	44

ARMANINO McKENNA LLP

CERTIFIED PUBLIC ACCOUNTANTS

12667 Alcosta Blvd., Suite 500

San Ramon, CA 94583

(925) 790-2600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Redwood Mortgage Investors VI

Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors VI (a California limited partnership) as of December 31, 2006 and 2005 and the related statements of income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Redwood Mortgage Investors VI’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Redwood Mortgage Investors VI is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Redwood Mortgage Investors VI’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VI as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

ARMANINO McKENNA LLP

San Ramon, California

March 26, 2007

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Balance Sheets

December 31, 2006 and 2005

ASSETS

	2006	2005

Cash and cash equivalents	$161,114	$4,361,983

Loans
Loans, secured by deeds of trust	5,493,828	2,021,973
Loans, unsecured, net of discount of $97,860 and
$107,034 in 2006 and 2005, respectively	712,643	144,098
Allowance for loan losses	(294,507)	(315,379)
Net loans	5,911,964	1,850,692

Interest and other receivables
Accrued interest and late fees	68,329	22,138
Advances on loans	1,004	51
Receivable from affiliate	3,414	—
Total interest and other receivables	72,747	22,189

Real estate held for sale, net	130,215	130,215

Total assets	$6,276,040	$6,365,079

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Payable to affiliate	$10,194	$8,572
Total liabilities	10,194	8,572

Partners’ capital
Limited partners’ capital, subject to redemption	6,256,085	6,346,746
General partners’ capital	9,761	9,761
Total partners’ capital	6,265,846	6,356,507

Total liabilities and partners’ capital	$6,276,040	$6,365,079

The accompanying notes are an integral part of these financial statements

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Statements of Income

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues
Interest on loans	$444,269	$489,908	$490,786
Interest - interest bearing accounts	33,977	16,750	5,515
Late fees, prepayment penalties and fees	6,402	15,624	42,436
	484,648	522,282	538,737

Expenses
Mortgage servicing fees	34,885	56,508	50,160
Asset management fees	5,942	12,031	8,160
Clerical costs from Redwood Mortgage Corp.	8,406	9,212	12,799
Provisions for (recovery of) losses on loans
and real estate held for sale	(20,872)	(1,685)	35,886
Professional services	55,379	41,706	44,756
Other	18,782	16,102	39,824
	102,522	133,874	191,585

Net income	382,126	388,408	347,152

Net income
General partners (1%)	$3,821	$3,884	$3,472
Limited partners (99%)	378,305	384,524	343,680

	$382,126	$388,408	$347,152

Net income per $1,000 invested by limited partners
for entire period
Where income is reinvested	$61	$62	$54
Where partner receives income in
monthly distributions	$60	$60	$53

The accompanying notes are an integral part of these financial statements

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2006, 2005 and 2004

	Limited	General
	Partners	Partners	Total

Balances at December 31, 2003	$6,586,482	$9,761	$6,596,243

Net income	343,680	3,472	347,152

Early withdrawal penalties	(10,801)	—	(10,801)

Partners’ withdrawals	(499,314)	(3,472)	(502,786)

Balances at December 31, 2004	6,420,047	9,761	6,429,808

Net income	384,524	3,884	388,408

Early withdrawal penalties	(2,256)	—	(2,256)

Partners’ withdrawals	(455,569)	(3,884)	(459,453)

Balances at December 31, 2005	6,346,746	9,761	6,356,507

Net income	378,305	3,821	382,126

Early withdrawal penalties	(1,059)	—	(1,059)

Partners’ withdrawals	(467,907)	(3,821)	(471,728)

Balances at December 31, 2006	$6,256,085	$9,761	$6,265,846

The accompanying notes are an integral part of these financial statements

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$382,126	$388,408	$347,152
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for (recovery of) losses on loans
and real estate held for sale	(20,872)	(1,685)	35,886
Early withdrawal penalties credited to income	(1,059)	(2,256)	(10,801)
Change in discount on unsecured loans	(9,174)	13,212	(18,765)
Change in operating assets and liabilities

Accrued interest and late fees	(80,937)	39,226	(6,802)
Advances on loans	(3,338)	2,839	1,201
Receivable from affiliate	(3,414)	—	—
Accounts payable	—	(11,487)	(1,577)
Payable to affiliate	1,622	(3,969)	45
Net cash provided by operating activities	264,954	424,288	346,339

Cash flows from investing activities
Principal collected on loans	1,150,206	5,061,405	899,907
Loans originated	(5,153,620)	(1,858,250)	(869,415)
Loans, unsecured	9,319	103,966	(49)
Proceeds from disposition of real estate	—	—	1,183,871
Net cash provided by (used in) investing activities	(3,994,095)	3,307,121	1,214,314

Cash flows from financing activities
Partners’ withdrawals	(471,728)	(459,453)	(502,786)

Net increase (decrease) in cash and cash equivalents	(4,200,869)	3,271,956	1,057,867

Cash and cash equivalents at beginning of year	4,361,983	1,090,027	32,160

Cash and cash equivalents at end of year	$161,114	$4,361,983	$1,090,027

The accompanying notes are an integral part of these financial statements

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

1.        Organization and General

Redwood Mortgage Investors VI (the “Partnership”), a California Limited Partnership, was organized in 1987. The general partners are Michael R. Burwell, an individual, and Gymno Corporation, a California corporation whose stockholders are Michael R. Burwell and two trusts, both of whose trustee is Michael R. Burwell. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners.

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

If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. At December 31, 2006 there was one unsecured loan totaling $571,494 that was considered impaired by the Partnership. At December 31, 2005, there were no loans categorized as impaired by the Partnership. The average recorded investment in impaired loans was $285,747 and $48,358 for the years ended December 31, 2006 and 2005, respectively.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

2.        Summary of Significant Accounting Policies (continued)

Loans, secured by deeds of trust (continued)

At December 31, 2006 and 2005, the Partnership had three and two secured loans past maturity or past due 90 days or more in interest payments or principal, totaling $802,698 and $174,432, respectively. In addition, accrued interest, late charges and advances on these secured loans totaled $25,829 and $0 at December 31, 2006 and 2005, respectively. The Partnership does not consider any of these secured loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans. At December 31, 2006 and 2005, as presented in Note 9, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated was 64.22% and 65.95% respectively. When loans are considered impaired, the allowance for loan losses is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

2.        Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses was as follows:

	December 31,
	2006		2005

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at End of Year
Applicable to:

Domestic
Real estate - mortgage
Single family (1-4 units)	$ 54,559	79.10%	$ 138,375	84.25%
Apartments	2,569	6.24%	—	—
Commercial	11,144	14.66%	32,906	15.75%
Total real estate - mortgage	$ 68,272	100%	$ 171,281	100%

Unsecured loans	$ 226,235	100%	$ 144,098	100%
Total unsecured loans	$ 226,235	100%	$ 144,098	100%

Total allowance for loan losses	$ 294,507	100%	$ 315,379	100%

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

2.        Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows:

Years Ended December 31,

	2006	2005	2004
Balance at beginning of year	$315,379	$315,751	$279,865

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—	—
Apartments	—	—	—
Commercial	—	—	—
	—	—	—
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—	—
Apartments	—	—	—
Commercial	—	—	—
	—	—	—
Net charge-offs	—	—	—
Additions/(recovery) charge to operations	(20,872)	(1,685)	35,886
Transfer from real estate held for sale reserve	—	1,313	—

Balance at end of year	$294,507	$315,379	$315,751

Ratio of net charge-offs during
the period to average secured loans
outstanding during the period	0%	0%	0%

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

2.        Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

The Partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, Partnership cash balances exceed federally insured limits.

Real estate held for sale

Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

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

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due. During 2006, 2005 and 2004, late fee revenue of $4,868, $7,184, and $2,009, respectively, was recorded. The Partnership has a late fee receivable at December 31, 2006 and 2005 of $1,818 and $978, respectively.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

2.      Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements

In March 2006, the FASB issued SFAS No. 156,, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income. SFAS 156 is effective in the first quarter of 2007. The adoption of SFAS 156 is not expected to have a material impact on the Partnership’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Partnership’s financial statements issued for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 157 on the Partnership’s financial condition and results of operations.

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Partnership’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Partnership’s financial condition and results of operations.

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Partnership will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Partnership’s financial condition and results of operations.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements, an entity must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the year ended December 31, 2006. The application of SAB 108 did not have an impact on the Partnership’s financial condition and results of operations.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

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

Election to receive monthly, quarterly or annual distributions

At subscription, investors elected to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor’s election to have cash distributions is irrevocable.

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

December 31, 2006, 2005 and 2004

3.        Other Partnership Provisions (continued)

Liquidity, capital withdrawals and early withdrawals (continued)

After five years from the date of purchase of the units, limited partners have the right to withdraw from the Partnership, on an installment basis. Generally, this is done over a five-year period in twenty quarterly installments. Once a limited partner has been in the Partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in twenty quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the general partners may liquidate all or part of a limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership’s capacity to return a limited partner’s capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total limited partners’ capital accounts outstanding at the beginning of any year shall be liquidated during any calendar year.

4.        General Partners and Related Parties

The following are commissions and fees that are paid to the general partners and affiliates:

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. In 2006, 2005 and 2004, loan brokerage commissions paid by the borrowers were $124,116, $52,248, and $24,156, respectively.

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $34,885, $56,508, and $50,160, were incurred for 2006, 2005 and 2004, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $10,194 and $8,572 at December 31, 2006 and 2005, respectively. During 2006, Redwood Mortgage Corp. waived $9,824 of mortgage servicing fees.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

4.        General Partners and Related Parties (continued)

Asset management fee

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). Asset management fees of $5,942, $12,031, and $8,160 were incurred for 2006, 2005 and 2004, respectively. During 2006, the general partners waived $15,867 of asset management fees. During nine months of 2005, and all of 2004, the general partners received asset management fees below the stated rate.

Other fees

The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. These fees are incurred by the borrowers and paid to the general partners or affiliates.

Operating expenses

The Partnership receives certain operating and administrative services from Redwood Mortgage Corp. Redwood Mortgage Corp. may be reimbursed by the Partnership for operating expenses incurred on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2006, 2005 and 2004, operating expenses totaling $8,406, $9,212 and $12,799, respectively, were reimbursed to Redwood Mortgage Corp. To the extent that some operating and administrative services were not reimbursed, the financial position and results of Partnership operation may be different.

5.        Real Estate Held for Sale

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of December 31, 2006 and 2005:

	2006	2005

Costs of properties	$130,215	$130,215
Reduction in value	—	—

Real estate held for sale, net	$130,215	$130,215

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

6.        Income Taxes

The following reflects a reconciliation of partners’ capital reflected in the financial statements to the tax basis of Partnership capital:

	2006	2005

Partners’ capital per financial statements	$6,265,846	$6,356,507
Allowance for loan losses and real estate	294,507	315,379

Partners’ capital tax basis	$6,560,353	$6,671,886

In 2006 and 2005, approximately 72% of taxable income was allocated to tax-exempt organizations (e.g., retirement plans).

7.        Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents - The carrying amount equals fair value. All amounts, including interest-bearing accounts are subject to immediate withdrawal.

(b)

Secured loans carrying value was $5,493,828 and $2,021,973 at December 31, 2006 and 2005, respectively. The fair value of these loans $5,567,904 and $2,078,582, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c) Unsecured loans carrying value was $712,643 and $144,098 at December 31, 2006 and 2005, respectively. The fair value of these loans approximates their carrying value after consideration of the allowance for loan losses established by the general partners on these loans.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

8.        Non-Cash Transactions

During 2006, a previously secured loan became unsecured which resulted in a decrease to secured loans, advances and accrued interest of $531,559, $2,385 and $34,745, respectively, and an increase to unsecured loans of $568,689.

9.        Loan Concentrations and Characteristics

Most loans are secured by recorded deeds of trust. At December 31, 2006 and 2005, there were 26 and 9 secured loans outstanding respectively, with the following characteristics:

	2006	2005

Number of secured loans outstanding	26	9
Total secured loans outstanding	$5,493,828	$2,021,973

Average secured loan outstanding	$211,301	$224,664
Average secured loan as percent of total secured loans	3.85%	11.11%
Average secured loan as percent of partners’ capital	3.37%	3.53%

Largest secured loan outstanding	$500,000	$532,131
Largest secured loan as percent of total secured loans	9.10%	26.32%
Largest secured loan as percent of partners’ capital	7.98%	8.37%
Largest secured loan as percent of total assets	7.97%	8.36%

Number of counties where security
is located (all California)	15	6
Largest percentage of secured loans in one county	19.29%	26.91%

Average secured loan to appraised value
of security based on appraised values and prior
liens at time loan was consummated	64.22%	65.95%

Number of secured loans in foreclosure	1	—
Amounts of secured loans in foreclosure	$400,000	$—

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

9.        Loan Concentrations and Characteristics (continued)

The following categories of secured loans were held at December 31, 2006 and 2005:

	2006	2005

First trust deeds	$3,365,234	$810,359
Second trust deeds	2,128,594	1,211,614
Total loans	5,493,828	2,021,973
Prior liens due other lenders at time of loan	5,177,399	2,367,593

Total debt	$10,671,227	$4,389,566

Appraised property value at time of loan	$16,617,341	$6,655,409

Average secured loan to appraised value
of security based on appraised values and prior
liens at time loan was consummated	64.22%	65.95%

Loans by type of property
Single family (1-4 units)	$4,345,689	$1,703,472
Apartments	342,500	—
Commercial	805,639	318,501

	$5,493,828	$2,021,973

Interest rates on the loans range from 8.50% to 10.50% at December 31, 2006 and 2005.

Scheduled maturity dates of secured loans as of December 31, 2006 are as follows:

Year Ending December 31,
2007	$1,235,639
2008	1,352,360
2009	518,249
2010	246,937
2011	1,987,643
Thereafter	153,000

$5,493,828

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

9.        Loan Concentrations and Characteristics (continued)

The scheduled maturities for 2007 include $250,000 in one loan, which was past maturity at December 31, 2006. This loan did not have interest payments categorized as delinquent over 90 days. Occasionally, the Partnership allows borrowers to continue to make the payments on loans past maturity for periods of time. It is the Partnership’s experience that loans can be refinanced or repaid before the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

During 2005, the Partnership had a substantial amount of its loan receivable balance due on two loans from one borrower, which were then paid in full. This borrower accounted for approximately 41.66% of interest on loans for the year ended December 31, 2005.

The Partnership also had 71% of its receivable balance due from four borrowers at December 31, 2005. These borrowers accounted for approximately 15% of interest revenue for the year ended December 31, 2005.

10.      Commitments and Contingencies

Workout agreements

The Partnership periodically negotiates various contractual workout agreements with borrowers. The Partnership is not obligated to fund additional money as of December 31, 2006. There are no loans in a workout agreement as of December 31, 2006.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

11.      Selected Financial Information (Unaudited)

Calendar Quarter

	First	Second	Third	Fourth	Annual
Revenues
2006	$79,665	$133,238	$137,961	$133,784	$484,648
2005	$133,529	$131,659	$196,607	$60,487	$522,282

Expenses
2006	$(14,355)	$39,440	$40,648	$36,789	$102,522
2005	$34,574	$36,084	$100,647	$(37,431)	$133,874

Net income allocated
to general partners
2006	$940	$938	$973	$970	$3,821
2005	$990	$955	$960	$979	$3,884

Net income allocated
to limited partners
2006	$93,080	$92,860	$96,340	$96,025	$378,305
2005	$97,965	$94,620	$95,000	$96,939	$384,524

Net income per $1,000 invested
where income is
Reinvested
2006	$15	$15	$15	$16	$61
2005	$15	$15	$15	$17	$62

Withdrawn
2006	$15	$15	$15	$15	$60
2005	$15	$15	$15	$15	$60

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

	B	C - Additions				E
	Balance at	Charged to	Charged to			Balance
A	Beginning	Costs and	Other	D		at End of
Description	of Period	Expenses	Accounts	Deductions		Period
Year Ended December 31, 2004

Deducted from asset accounts

Allowance for loan losses	$ 279,865	$ 35,886	$—	$—		$ 315,751

Cumulative write-down of
real estate held for sale (REO)	784,191	—	—	(782,878)	(a)	$ 1,313

	$ 1,064,056	$ 35,886	$—	$(782,878)		$ 317,064
Year Ended December 31, 2005

Deducted from asset accounts

Allowance for loan losses	$ 315,751	$ (1,685)	$1,313	$—		$ 315,379

Cumulative write-down of
real estate held for sale (REO)	1,313	—	(1,313)	—		—

	$ 317,064	$ (1,685)	$—	$—		$ 315,379

Year Ended December 31, 2006

Deducted from asset accounts

Allowance for loan losses	$ 315,379	$ (20,872)	$—	$—		$ 294,507

Cumulative write-down of
real estate held for sale (REO)	—	—	—	—		—

	$ 315,379	$ (20,872)	$—	$—		$ 294,507

Note (a) - Represents sales of REO.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Schedule IV

Mortgage Loans on Real Estate

Rule 12-29 Loans on Real Estate

December 31, 2006

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount	Carry	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	of Mortgage	Amount	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	of Mortgage	Principal	Type of	Geographic
Description	Rate	Date	Terms	Liens	Amount	Investment	or Interest	Lien	Location

Comm.	10.50%	10/01/07	$ 1,345	$ —	$ 147,000	$ 143,139	$ —	1st	San Mateo
Res.	8.50%	09/01/06	1,771	—	250,000	250,000	250,000	1st	Monterey
Res.	9.25%	09/01/09	987	—	120,000	118,249	—	1st	Colusa
Res.	9.25%	06/01/10	2,057	198,779	250,000	246,937	—	2nd	Alameda
Res.	8.50%	07/01/08	2,833	500,000	400,000	400,000	400,000	2nd	San Mateo
Comm.	9.50%	02/01/08	2,078	—	262,500	262,500	—	1st	San Joaquin
Res.	9.63%	03/01/08	2,326	—	290,000	289,861	—	1st	Butte
Res.	9.50%	03/01/07	3,958	—	500,000	500,000	—	1st	Santa Clara
Res.	9.63%	04/01/11	1,062	173,882	125,000	124,507	—	2nd	Mariposa
Comm.	9.88%	04/01/08	3,292	—	400,000	400,000	—	1st	Alameda
Res.	9.63%	04/01/11	1,300	802,560	152,698	152,698	152,698	2nd	Alameda
Res.	8.88%	04/01/11	517	580,000	64,644	64,644	—	2nd	Contra Costa
Res.	9.63%	05/01/11	850	—	100,000	99,656	—	1st	Los Angeles
Res.	9.75%	06/01/11	601	75,015	70,000	69,901	—	2nd	San Bernardino
Res.	9.75%	06/01/11	859	255,618	100,000	99,811	—	2nd	Monterey
Res.	8.50%	06/01/09	2,833	—	400,000	400,000	—	1st	Napa
Res.	8.88%	07/01/11	2,958	866,667	400,000	400,000	—	2nd	San Francisco
Res.	9.00%	06/01/11	1,035	279,966	128,620	128,263	—	2nd	Los Angeles
Res.	9.00%	06/01/11	1,609	1,020,306	200,000	199,332	—	2nd	Los Angeles
Apts.	9.25%	12/01/07	1,869	424,606	242,500	242,500	—	2nd	San Francisco
Res.	9.75%	10/01/11	932	—	108,500	108,396	—	1st	Shasta
Res.	9.75%	11/01/11	1,224	—	142,500	142,434	—	1st	Placer
Res.	9.00%	12/06/11	1,950	—	260,000	260,000	—	1st	Alameda
Res.	10.00%	01/01/12	1,275	—	153,000	153,000	—	1st	Contra Costa
Res.	9.75%	12/01/11	1,186	—	138,000	138,000	—	1st	San Bernardino
Apts.	9.25%	12/01/07	771	—	100,000	100,000	—	1st	San Francisco

Total				$5,177,399	$ 5,504,962	$ 5,493,828	$ 802,698

Note: Most loans have balloon payments due at maturity.

REDWOOD MORTGAGE INVESTORS VI

(A California Limited Partnership)

Schedule IV

Mortgage Loans on Real Estate

Rule 12-29 Loans on Real Estate (Continued)

Reconciliation of carrying amount (cost) of loans at close of periods

Year ended December 31,

	2006	2005	2004

Balance at beginning of year	$2,021,973	$5,225,128	$5,255,620
Additions during period
New loans	5,153,620	1,858,250	869,415
Other	—	—	—
Total additions	5,153,620	1,858,250	869,415

Deductions during period
Collections of principal	1,150,206	5,061,405	899,907
Foreclosures	—	—	—
Cost of loans sold	—	—	—
Amortization of premium	—	—	—
Other	531,559	—	—
Total deductions	1,681,765	5,061,405	899,907

Balance at close of year	$5,493,828	$2,021,973	$5,225,128

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Partnership’s independent registered public accounting firm during the years ended December 31, 2006 and 2005.

Item 9a – Controls and Procedures

The Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership’s disclosure controls and procedures were effective in timely alerting the general partners to material information related to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.

There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9b – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The Partnership has no Officers or Directors. Rather, the activities of the Partnership are managed by the two general partners, one of whom is an individual, Michael R. Burwell. The second general partner is Gymno Corporation, a California corporation, formed in 1986. Mr. Burwell is one of the three shareholders of Gymno Corporation, a California corporation, and has a 50% interest in the corporation. The remaining two shareholders are trusts as to which Mr. Burwell is the trustee of each trust.

The General Partners.

Michael R. Burwell. Michael R. Burwell, age 50, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

Gymno Corporation. Gymno Corporation, General Partner, is a California corporation formed in 1986 for the purpose of acting as a general partner of this Partnership and of other limited partnerships formed by the individual general partners. The shares in Gymno Corporation are held equally by Michael R. Burwell and two trusts, each of which Michael R. Burwell is the trustee. Michael R. Burwell is a director of Gymno and the director position held by D. Russell Burwell is currently vacant. Michael R. Burwell is its President, Chief Financial Officer and Secretary. Michael R. Burwell has a controlling interest in this company through his ownership of stock and as trustee of the Burwell trusts.

Financial Oversight by General Partners.

The partnership does not have a board of directors or an audit committee. Accordingly, the general partners serve the equivalent function of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing the enforcing of the Code of Ethics. However, since the partnership does not have an audit committee and the general partners are not independent of the partnership, the partnership does not have an “audit committee financial expert.”

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

Item 11 – Executive Compensation

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

As indicated above in item 10, the Partnership has no officers or directors. The Partnership is managed by the general partners. There are certain fees and other items paid to management and related parties. A more complete description of management compensation is found in the Prospectus, pages 11-12, under the section “Compensation of the General Partners and the Affiliates”, which is incorporated by reference. Such compensation is summarized below.

The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2006. All such compensation is in compliance with the guidelines and limitations set forth in the partnership agreement.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
I. Redwood Mortgage Corp.	Loan Servicing Fee for servicing loans	$34,885

General Partners &/or Affiliates	Asset Management Fee for managing assets	$5,942

General Partners	1% interest in profits	$3,821

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in connection
	with the review, selection, evaluation, negotiation, and extension
	of the loans paid by the borrowers and not by the Partnership	$124,116

Redwood Mortgage Corp.	Processing and Escrow Fees for services in connection with
	notary, document preparation, credit investigation, and escrow
	fees payable by the borrowers and not by the Partnership	$10,050

Gymno Corporation	Reconveyance Fee	$207

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $8,406

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The general partners receive a combined total of a 1% interest in Partnership income and losses and distributions of cash available for distribution.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Refer to footnotes 3 and 4 of the Notes to Financial Statements in Part II item 8, which describes related party fees and data.

Also refer to sections of the Prospectus “Compensation of General Partners and Affiliates”, page 11, and “Conflicts of Interest”, page 13, as part of the above-referenced Registration Statement, which is incorporated by reference.

Since the Partnership does not have a board of directors and since the general partners are not considered independent of the Partnership, the Partnership does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the Partnership by the principal accountant for 2006 and 2005 are as follows:

Audit Fees The aggregate fees billed during the years ended December 31, 2006 and 2005 for professional services rendered for the audit of the Partnership’s annual financial statements included in the Partnership’s Annual Report on Form 10-K and review of financial statements included in the Partnership’s Quarterly Reports on Form 10-Q were $51,581 and $37,480, respectively.

Audit Related Fees There were no fees billed during the years ended December 31, 2006 and 2005 for audit-related services.

Tax fees The aggregate fees billed for tax services for the years ended December 31, 2006 and 2005 were $4,138 and $4,251, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees There were no other fees billed during the years ended December 31, 2006 and 2005.

All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the Partnership.

Part IV

Item 15 – Exhibits, Financial Statements and Schedules

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

All of the above exhibits other than 31.1, 31.2, 32.1 and 32.2, were previously filed as the exhibits to Registrant’s Statement on Form S-11 (Registration No. 33-12519) and incorporated by reference herein.

B.	See (A) 3 above

C.

See (A) 2 above. Additional reference is made to prospectus (S-11) dated September 3, 1987 to pages 56 through 59 and supplement #6 dated May 16, 1989 pages 16-18, for financial data related to Gymno Corporation, a general partner.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March, 2007.

REDWOOD MORTGAGE INVESTORS VI

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 30th day of March, 2007.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	March 30, 2007

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary & Chief Financial Officer of Gymno Corporation (Principal Financial and Accounting Officer); Director of Gymno Corporation	March 30, 2007

Exhibit 31.1

GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, General Partner, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VI, a California Limited Partnership (the “Registrant”);

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

disclosed in this report any change in the Registrant’s control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

____________________________

Michael R. Burwell, General Partner

March 30, 2007

Exhibit 31.2

PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner, certify that:

1.     I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VI, a California Limited Partnership (the “Registrant”);

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

disclosed in this report any change in the Registrant’s control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.         The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

___________________________

Michael R. Burwell, President and

Chief Financial Officer of Gymno

Corporation, General Partner

March 30, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, General Partner

March 30, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, President and

Chief Financial Officer of Gymno

Corporation, General Partner

March 30, 2007