Form 10-Q
period 2007-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 2007-05-15
CIK 811592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Part I – Item I.    FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
BALANCE SHEETS
MARCH 31, 2007 (unaudited) AND DECEMBER 31, 2006 (audited)

ASSETS

	March 31,	December 31,
	2007	2006

Cash and cash equivalents	$932,866	$161,114

Loans
Loans, secured by deeds of trust	4,692,108	5,493,828
Loans, unsecured, net discount of $94,802 and $97,860 for
March 31, 2007 and December 31, 2006, respectively	720,495	712,643
	5,412,603	6,206,471
Less allowance for loan losses	(294,551)	(294,507)
Net loans	5,118,052	5,911,964

Interest and other receivables
Accrued interest and late fees	49,468	68,329
Advances on loans	120	1,004
Receivable from affiliate	15,030	3,414
Total interest and other receivables	64,618	72,747

Real estate held for sale, net	130,215	130,215

Total assets	$6,245,751	$6,276,040

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Payable to affiliate	$10,193	$10,194
Total liabilities	10,193	10,194

Partners’ capital
Limited partners’ capital, subject to redemption	6,225,797	6,256,085
General partners’ capital	9,761	9,761
Total partners’ capital	6,235,558	6,265,846

Total liabilities and partners’ capital	$6,245,751	$6,276,040

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (unaudited)

	2007	2006
Revenues
Interest on loans	$124,417	$66,945
Interest-interest bearing accounts	3,859	12,330
Late charges, prepayment penalties and fees	2,357	390
	130,633	79,665
Expenses
Asset management fees	1,963	—
Clerical costs through Redwood Mortgage Corp.	1,908	2,246
Provision for (recovery of) losses on loans and real estate
held for sale	44	(33,780)
Professional services	19,524	14,278
Other	10,760	2,901
	34,199	(14,355)
Net income	$96,434	$94,020

Net income: general partners (1%)	$964	$940
limited partners (99%)	95,470	93,080
	$96,434	$94,020
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$15	$15

-where partner receives income in monthly
distributions	$15	$15

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (unaudited)

	2007	2006
Cash flows from operating activities
Net income	$96,434	$94,020
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for (recovery of) loan losses and real estate
held for sale	44	(33,780)
Early withdrawal penalties credited to income	(837)	(57)
Amortization of discount on unsecured loans	(3,058)	—
Change in operating assets and liabilities
Accrued interest and advances on loans	19,745	(13,985)
Receivable from affiliate	(11,616)	—
Payable to affiliate	(1)	40,599

Net cash provided by operating activities	100,711	86,797

Cash flows from investing activities
Principal collected on loans	801,720	2,180
Loans originated	—	(2,110,500)
Loans originated, unsecured	(11,722)	—
Principal collected on unsecured notes	6,928	—

Net cash provided by (used in) investing activities	796,926	(2,108,320)

Cash flows from financing activities
Partners’ withdrawals	(125,885)	(107,289)

Net increase (decrease) in cash and cash equivalents	771,752	(2,128,812)

Cash and cash equivalents – beginning of period	161,114	4,361,983

Cash and cash equivalents – end of period	$932,866	$2,233,171

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.  The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans secured by deeds of trust

At March 31, 2007 and December 31, 2006, the Partnership had one loan past maturity totaling $500,000.  At March 31, 2007 and December 31, 2006, the Partnership had none and two loans 90 days or more past due in interest payments with outstanding principal balance of $802,698.  Accrued interest, late charges and advances on these loans totaled $3,542 and $25,829 at March 31, 2007 and December 31, 2006, respectively.  The Partnership does not consider any of these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans.  At March 31, 2007 and December 31, 2006, as presented in Note 6, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 62.73% and 64.22%, respectively.

Allowance for loan losses

The composition of the allowance for loan losses as of March 31, 2007 and December 31, 2006 was as follows:

	March 31,		December 31,
	2007		2006
		Percent of		Percent of
		loans in		loans in
		each		each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at End of Year
Applicable to:
Domestic
Real estate – mortgage
Single family (1-4 units)	$44,592	75.54%	$54,559	79.10%
Apartments	2,569	7.30%	2,569	6.24%
Commercial	10,065	17.16%	11,144	14.66%
Land	—	—	—	—
Total real estate – mortgage	$57,226	100%	$68,272	100%

Unsecured loans	$237,325	100%	$226,235	100%
Total unsecured loans	$237,325	100%	$226,235	100%

Total allowance for losses	$294,551	100%	$294,507	100%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows for the three months ended March 31, 2007 and the year ended December 31, 2006:

	Three months ended	Year Ended
	March 31, 2007	December 31, 2006
Balance at beginning of period	$294,507	$315,379

Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	—	—
Additions/(recovery) charge to operations	44	(20,872)
Transfer from real estate held for sale reserve	—	—

Balance at end of period	$294,551	$294,507

Ratio of net charge-offs during the period
to average secured loans outstanding
during the period	0%	0%

At March 31, 2007 and December 31, 2006, there was one unsecured loan totaling $583,215 and $571,494, respectively, which was considered impaired by the Partnership.  Interest is no longer being accrued on this loan.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

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

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. waived $12,967 in mortgage servicing fees during the first quarter of 2007.

Asset management fee

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  The general partners partially waived asset management fees of $3,926 and received $1,963 in asset management fees during the first quarter of 2007.

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

NOTE 4 – REAL ESTATE HELD FOR SALE

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, California.  The general partners believe that this property is worth considerably more than its carrying value.  As of March 31, 2007, the Partnership’s investment in this property was $130,215.  This property is currently under contract for sale with a buyer and assuming the property is sold on the terms set forth in the purchase agreement, the Partnership should recover its investment and some gain.

The following table reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Cost of property	$130,215	$130,215
Reduction in value	—	—

Real estate held for sale, net	$130,215	$130,215

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.
(b)
Secured loans had a carrying value of $4,692,108 and $5,493,828 at March 31, 2007 and December 31, 2006, respectively.  The fair value of these loans of $4,747,463 and $5,567,904, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)
Unsecured loans had a carrying value of $720,495 and $712,643 at March 31, 2007 and December 31, 2006, respectively.  The fair value of these loans approximates their carrying value after consideration of the loan losses established by the general partners on these loans.

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS

Loans are secured by recorded deeds of trust. At March 31, 2007 and December 31, 2006, there were 22 and 26 secured loans outstanding respectively, with the following characteristics:

	March 31,	December 31,
	2007	2006
Number of secured loans outstanding	22	26
Total secured loans outstanding	$4,692,108	$5,493,828

Average secured loan outstanding	$213,278	$211,301
Average secured loan as percent of total secured loans	4.55%	3.85%
Average secured loan as percent of partners’ capital	3.42%	3.37%

Largest secured loan outstanding	$500,000	$500,000
Largest secured loan as percent of total secured loans	10.66%	9.10%
Largest secured loan as percent of partners’ capital	8.02%	7.98%
Largest secured loan as percent of total assets	8.01%	7.97%

Number of counties where security is located (all California)	13	15

Largest percentage of secured loans in one county	19.32%	19.29%

Average secured loan to appraised value of security
based on appraised values and prior liens at
time loan was consummated	62.73%	64.22%

Number of secured loans in foreclosure status	—	1
Amounts of secured loans in foreclosure	$—	$400,000

Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

First trust deeds	$2,845,843	$3,365,234
Second trust deeds	1,846,265	2,128,594
Total loans	4,692,108	5,493,828
Prior liens due other lenders at time of loan	4,094,873	5,177,399

Total debt	$8,786,981	$10,671,227

Appraised property value at time of loan	$14,006,956	$16,617,341

Total loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	62.73%	64.22%

Loans by type of property
Single family (1-4 units)	$3,544,349	$4,345,689
Commercial	805,259	805,639
Apartments	342,500	342,500
	$4,692,108	$5,493,828

Scheduled maturity dates of secured loans as of March 31, 2007 are as follows:

Amount

Prior to December 31, 2007	$985,259
Between January 1, 2008 and December 31, 2008	1,602,281
Between January 1, 2009 and December 31, 2009	—
Between January 1, 2010 and December 31, 2010	246,630
Between January 1, 2011 and December 31, 2011	1,704,938
Thereafter	153,000

$4,692,108

The maturities for 2007 had one loan that was past maturity at March 31, 2007 of $500,000.

The Partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may be in excess of federally insured limits.

The Partnership had a substantial amount of its loan receivable balance from four borrowers at March 31, 2007.  These borrowers accounted for approximately 36.23% of the loan balances at this date. These borrowers accounted for approximately 31.45% of interest revenue for the three month period ended March 31, 2007.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Workout agreements

From time to time, the Partnership negotiates various contractual workout agreements with borrowers.  Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans. As of March 31, 2007 and December 31, 2006, there were one and no loans, respectively, in workout agreements.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale.  At March 31, 2007, there was one real estate property held for sale, acquired through foreclosure in a prior year.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future loan payoffs, future interest rates, and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, trends in the California real estate market moving towards normalcy, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2007 annualized yield estimates, the effect of foreclosures on the liquidity of the Partnership, and beliefs regarding the value of certain properties.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, including such conditions in California, the impact of competition and competitive pricing, downturns in the real estate markets in which the Partnership has made loans and unexpected cash shortfalls. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership.  Loan brokerage commissions paid by the borrowers were $0 and $49,528 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans are paid to Redwood Mortgage Corp. or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Redwood Mortgage Corp. waived all of the loan servicing fees, totaling $12,967 and $6,411 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the Partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners of $1,963 and $0 were incurred for the three month periods ended March 31, 2007 and 2006, respectively.  The general partners waived $3,926 and $1,991 in asset management fees during the first quarter of 2007 and 2006, respectively.

•
Other Fees   The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $185 and $3,800 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective Partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $964 and $940 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Operating Expenses   An affiliate of the Partnership, Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursement was $1,908 and $2,246 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of each of March 31, 2007 and 2006, a general partner, Gymno Corporation, had contributed $9,761 as capital in accordance with the Partnership Agreement.

Results of Operations – For the three months ended March 31, 2007 and 2006

Changes in the Partnership’s operating results for the three month periods ended March 31, 2007 versus 2006 are discussed below:

Changes during the three months ended March 31, 2007 versus 2006
Net income	$2,414
Revenue
Interest on loans	57,472
Interest – interest-bearing accounts	(8,471)
Late charges and other fees	1,967
$50,968

Expenses
Mortgage servicing fees	$—
Asset management fees	1,963
Clerical costs through Redwood Mortgage Corp.	(338)
Provision for losses on loans and real estate held for sale	33,824
Professional services	5,246
Other	7,859
$48,554

Net income	$2,414

The increase in interest on loans of $57,472 (85.85%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was primarily due to an increase in the average loan portfolio balance to $5,186,825 at a weighted average interest rate of 9.36% as of March 31, 2007 as compared to an average loan portfolio balance of $3,267,289 at a weighted average interest rate of 9.21% as of March 31, 2006. The increase in interest for the quarter ended March 31, 2007 includes $3,058 in income gained through amortization of discount on unsecured notes.  The increase in average outstanding loans during the 2007 quarter compared to the 2006 quarter is attributed to the Partnership being substantially fully invested in loans at January 1, 2007 as compared to having substantial cash of approximately $4,000,000 to invest in loans on January 1, 2006.

The decrease in interest from interest-bearing accounts of $8,471 (68.70%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was due to a lower average balance of deposits the Partnership had in the interest-bearing accounts during the three month period ended March 31, 2007 as compared to the same period in 2006.  The Partnership maintained an average balance of $545,382 in the bank accounts during the three month period ended March 31, 2007 as compared to $3,305,886 during the same period in 2006.  The average interest rate the Partnership earned on the deposits was approximately 2.83% for the three month period ended March 31, 2007 and 1.49% for the corresponding period in 2006.

The increase in late charge revenue and other fees of $1,967 (504.36%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was due to an increase in late charge income of $1,286 and the collection of early withdrawal penalties and other fees of $681 for the three month period ended March 31, 2007.

Mortgage servicing fees for the three month periods ended March 31, 2007 and 2006 were waived by the servicing agent, Redwood Mortgage Corp.  These fees would have otherwise cost the Partnership $12,967 and $6,411 for the three month periods ended March 31, 2007 and 2006, respectively.  The increase in the waived servicing fee amount from 2006 to 2007 was primarily due to an increase in the average loan portfolio outstanding of $5,186,825 and $3,267,289 as of March 31, 2007 and 2006, respectively.

The increase in the provision for losses on loans and real estate held for sale of $33,824 (100.13%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was due to a provision of $44 versus a recovery of $33,780 during the three month periods ended March 31, 2007 and 2006, respectively.  The allowance for loan losses as of March 31, 2007 and 2006 was $294,551 and $281,599, respectively.  There were no delinquencies or foreclosures during either of these two periods and in management’s opinion the reserve in the allowance for losses account was adequate to offset potential losses against loans.

The increase in professional services of $5,246 (36.74%) for the three month period ended March 31, 2007 as compared to the same period in 2006, was due to general increases in professional costs in 2007 for legal services, audits, tax return processing and the timing of billing.  We anticipate the cost of professional services during 2007 will increase due to the partnership initiating additional compliance work in accordance with the Sarbanes-Oxley Act of 2002.

Partnership capital decreased from $6,265,846 at December 31, 2006 to $6,235,558 at March 31, 2007.  The decrease is attributable to continued earnings and capital liquidations.  The Partnership capital declined $90,661 in 2006 and is anticipated to decrease at a similar rate in 2007.

The Partnership began funding loans in October 1987.  The Partnership’s secured loans outstanding as of March 31, 2007 and December 31, 2006 were $4,692,108 and $5,493,828, respectively.  The overall decline in loans outstanding at March 31, 2007 from December 31, 2006, was primarily due to loan pay offs during the first quarter of 2007 and the Partnership’s inability to fund loans to replace those that were paid off during the quarter ended March 31, 2007.  The Partnership anticipates that new loan investments meeting its loan guidelines will be funded during the remainder of 2007.

The Partnership’s delinquencies are within the normal historical range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last twenty-seven years.  Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity.  As of March 31, 2007, there were no loans with a filed notice of default.  As of March 31, 2007 and 2006, the Partnership’s real estate held for sale account balance was $130,215.

Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs.  Typically, this amount exceeds Partnership expenses and earnings and partner liquidation requirements.  As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations.  The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security.  At March 31, 2007, the Partnership had one loan that was past maturity, no loans that were delinquent in interest payments, and one unsecured loan that was considered to be impaired.  The Partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The Partnership had one workout agreement as of March 31, 2007.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.

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

As of each of March 31, 2007 and 2006, the Partnership’s real estate held for sale balance was $130,215.  The Partnership has not taken back any collateral security from borrowers in 2006 or during the quarter ended March 31, 2007.  The Partnership’s real estate held for sale inventory consists of one property.  This property is an undeveloped piece of land, which is located in East Palo Alto, California.  The Partnership has held its interest in this land since April, 1993.  The land is owned with two other affiliated partnerships. This property is currently under contract for sale with a buyer and assuming the property is sold on the terms set forth in the purchase agreement, the Partnership should recover its investment and some gain.

Management provided a provision of $44 and recorded a recovery of $33,780 in loan loss reserve during the three month periods ended March 31, 2007 and 2006.  The allowance for loan loss reserve of $294,551 and $294,507 as of March 31, 2007 and December 31, 2006 is considered to be adequate for secured loan portfolio balances of $4,692,108 and $5,493,828 as of March 31, 2007 and December 31, 2006, respectively.

PORTFOLIO REVIEW– For the three months ended March 31, 2007 and 2006

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of March 31, 2007 and 2006 the Partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa) represented $2,909,326 (62%) and $2,595,081 (63%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

As of March 31, 2007 and 2006, the Partnership held 22 and 18 loans, respectively, in the following categories:

	March 31,
	2007		2006
Single family homes(1-4 units)	$3,544,349	75.54%	$3,150,034	76.27%
Apartments (5+ units)	342,500	7.30%	—	—%
Commercial	805,259	17.16%	980,260	23.73%

Total	$4,692,108	100.00%	$4,130,294	100.00%

As of March 31, 2007, the Partnership held 22 loans secured by deeds of trust.  The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of March 31, 2007:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of March 31, 2007

	# of Loans	Amount	Percent

1st Mortgages	13	$2,845,843	60.65%
2nd Mortgages	9	1,846,265	39.35%
Total	22	$4,692,108	100%

Maturing prior to 12/31/07	4	$985,259	21.00%
Maturing between 01/01/08 and 12/31/08	5	1,602,281	34.15%
Maturing between 01/01/09 and 12/31/09	—	—	—
Maturing after 12/31/09	13	2,104,568	44.85%
Total	22	$4,692,108	100%

Average Loan		$213,278	4.55%
Largest Loan		500,000	10.66%
Smallest Loan		64,463	1.37%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			62.73%

The Partnership’s largest loan in the principal amount of $500,000 represents 10.66% of outstanding secured loans and 8.01% of Partnership assets.  At times, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to loan payoffs and/or limited partner withdrawals.

The Partnership had a substantial amount of its loan receivable balance from four and two borrowers at March 31, 2007 and 2006, respectively.  The borrowers accounted for approximately 36.23% and 27% of interest revenue for the three month periods ended March 31, 2007 and 2006, respectively.

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

At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  For the three month periods ended March 31, 2007 and 2006, the Partnership made distributions of earnings to limited partners of $37,924 and $36,372, respectively.  Distribution of earnings to limited partners for the three month periods ended March 31, 2007 and 2006, to limited partners’ capital accounts and not withdrawn was $57,546 and $56,708, respectively. As of March 31, 2007 and 2006, limited partners electing to withdraw earnings represented 40% and 41% of the limited partners’ outstanding capital accounts, respectively.

The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations.  For the three month periods ended March 31, 2007 and 2006, $11,023 and $708, respectively, was liquidated subject to the 10% and/or 8% penalty for early withdrawal.  These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships.  The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of March 31, 2007 and 2006, and is expected by the general partners to commonly occur at these levels.

Additionally, for the three month periods ended March 31, 2007 and 2006, $76,811 and $69,326, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer.  Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty.  This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity.  The general partners expect a portion of the limited partners to take advantage of this provision.  This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five.  The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated.  After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

Current Economic Conditions.

During 2006 and through the first quarter of 2007, the United States economy as a whole preformed well, although there has been a noticeable deceleration in growth.  Gross Domestic Product increased at a 1.3% rate for the first quarter of 2007 as compared to a 2.5% rate for the fourth quarter of 2006 and 3.4% for the year 2006.  The positive GDP increases are healthy overall but indicate a slowing economy.  Unemployment continued to remain low during the first quarter of 2007 at a rate of 4.9% for the United States, a rate of 5.2% for California and a rate of 4.2% for the city of San Francisco.  The Federal Reserve Board left the Federal Funds Rate unchanged at 5.25% at its April, 2007 meeting and for its previous six consecutive meetings.  The 10-year treasury bonds continued to trade in a narrow margin during the first quarter of 2007 at around 4.7%.  This has helped 30 year fixed rate mortgages to remain consistent during the first quarter at approximately 6.2%.

The Partnership makes loans primarily in Northern California. As such, the regional real estate market is of primary concern to the Partnership. As of March 31, 2007 and 2006, approximately 62% ($2,909,326) and 63% ($2,595,081), respectively, of the loans held by the Partnership were in the nine San Francisco Bay Area Counties.  The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

In general, California residential real estate continued to appreciate in value during the first quarter of 2007.  According to Dataquick, the median price of a California home in March, 2007 was $484,000 a new record up 3% from the median price of $470,000 in March of 2006.  The total sales volumes (the number of homes sold) has been declining.  During March, 2007 the sales volume was 27.5% less than March, 2006.  The slow down in the number of homes sold has not significantly impacted residential sales prices.  Mortgage interest rates for both fixed and adjustable rate loans have been relatively stable leaving residential affordability similar to 2006.  The stable and slowly appreciating residential real estate price environment is comforting to the Partnership as appraised values for originated loans can be relied upon and appraisers should have adequate and reliable data upon which to make value opinions.

Commercial properties continued their strong performance in the San Francisco Bay Area.  Vacancy in office properties was 8.6% for the first quarter of 2007 and rents increased 9.7% to over $40 per square foot for Class A properties.  All other regions of the San Francisco Bay Area exhibited similar improved results from 2006.  A strong commercial market indicates strong job and economic growth, which is good for commercial property values and for the lenders who secure loans on commercial properties.

For Partnership loans outstanding as of March 31, 2007, the Partnership had an average loan to value ratio of 62.73%, computed based on appraised values and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.  This loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they occur.

Part I – Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, and loans held in the Partnership’s portfolio as of March 31, 2007.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011.  The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2007:

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$913,703						$913,703
Average interest rate	2.83%						2.83%
Unsecured loans				$720,495			$720,495
Average interest rate				0%			0%
Loans secured by deeds
of trust	$985,259	1,602,281	—	246,630	1,704,938	153,000	$4,692,108
Average interest rate	9.56%	9.21%	—	9.25%	9.29%	10.00%	9.34%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership.  As of March 31, 2007 the general partners have determined that the allowance for loan losses and real estate owned of $294,551 (4.72% of net assets) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  As of March 31, 2007, one loan totaling $500,000 was past maturity.  No loans were 90 days or more delinquent in interest payments or in foreclosure.

The Partnership owns (through previous foreclosure) one property; an undeveloped property located in East Palo Alto, California. The land is owned with two other affiliated Partnerships.  The Partnership’s net investment in the land at March 31, 2007 was $130,215, or 2.08% of Partnership assets.  This property is currently under contract for sale with a buyer and assuming the property is sold on the terms set forth in the purchase agreement, the Partnership should recover its investment and some gain.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of March 31, 2007, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of May, 2007.

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
May 15, 2007

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
May 15, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify that, to the best of my knowledge:

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
May 15, 2007

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that, to the best of my knowledge:

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
May 15, 2007