Form 10-Q
period 2007-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 2007-08-14
CIK 811592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Part I – Item I.    FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
BALANCE SHEETS
JUNE 30, 2007 (unaudited) AND DECEMBER 31, 2006 (audited)

ASSETS

	June 30,	December 31,
	2007	2006

Cash and cash equivalents	$636,937	$161,114

Loans
Loans, secured by deeds of trust	4,913,251	5,493,828
Loans, unsecured, net discount of $91,744 and $97,860 for
June 30, 2007 and December 31, 2006, respectively	746,731	712,643
	5,659,982	6,206,471
Less allowance for loan losses	(292,497)	(294,507)
Net loans	5,367,485	5,911,964

Interest and other receivables
Accrued interest and late fees	56,031	68,329
Advances on loans	410	1,004
Receivable from affiliate	10,551	3,414
Total interest and other receivables	66,992	72,747

Real estate held for sale, net	130,215	130,215

Total assets	$6,201,629	$6,276,040

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Payable to affiliate	$10,194	$10,194
Total liabilities	10,194	10,194

Partners’ capital
Limited partners’ capital, subject to redemption	6,181,674	6,256,085
General partners’ capital	9,761	9,761
Total partners’ capital	6,191,435	6,265,846

Total liabilities and partners’ capital	$6,201,629	$6,276,040

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
Revenues
Interest on loans	$105,862	$121,748	$230,279	$188,693
Interest-interest bearing accounts	11,265	9,605	15,124	21,935
Late charges, prepayment penalties and fees	3,053	1,885	5,411	2,275
	120,180	133,238	250,814	212,903
Expenses
Mortgage servicing fees	—	11,333	—	11,333
Asset management fees	1,953	1,987	3,917	1,987
Clerical costs through Redwood Mortgage Corp.	1,831	2,133	3,739	4,379
Provision for (recovery of) losses on loans
and real estate held for sale	(2,054)	(2,135)	(2,010)	(35,915)
Professional services	16,076	21,253	35,600	35,531
Other	6,404	4,869	17,164	7,770
	24,210	39,440	58,410	25,085
Net income	$95,970	$93,798	$192,404	$187,818

Net income: general partners (1%)	$960	$938	$1,924	$1,878
limited partners (99%)	95,010	92,860	190,480	185,940
	$95,970	$93,798	$192,404	$187,818
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$15	$15	$31	$30

-where partner receives income in monthly
distributions	$15	$15	$30	$29

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (unaudited)

	2007	2006
Cash flows from operating activities
Net income	$192,404	$187,818
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for (recovery of) loan losses and real estate
held for sale	(2,010)	(35,915)
Early withdrawal penalties credited to income	(1,877)	(236)
Amortization of discount on unsecured loans	(6,116)	(3,058)
Change in operating assets and liabilities
Accrued interest and advances on loans	12,892	(40,359)
Receivable from affiliate	(7,137)	(664)
Payable to affiliate	—	466

Net cash provided by operating activities	188,156	108,052

Cash flows from investing activities
Principal collected on loans	1,846,332	292,936
Loans originated	(1,265,755)	(4,251,620)
Loans originated, unsecured	(34,900)	—
Principal collected on unsecured notes	6,928	3,464

Net cash provided by (used in) investing activities	552,605	(3,955,220)

Cash flows from financing activities
Partners’ withdrawals	(264,938)	(221,487)

Net increase (decrease) in cash and cash equivalents	475,823	(4,068,655)

Cash and cash equivalents – beginning of period	161,114	4,361,983

Cash and cash equivalents – end of period	$636,937	$293,328

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.  The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans secured by deeds of trust

The Partnership had no loans past maturity at June 30, 2007 and one loan past maturity totaling $500,000 at December 31, 2006.  At June 30, 2007 and December 31, 2006, the Partnership had four and two loans 90 days or more past due in interest payments with outstanding principal balance of $567,389 and $802,698, respectively.  Accrued interest, late charges and advances on these loans totaled $21,309 and $25,829 at June 30, 2007 and December 31, 2006, respectively.  The Partnership does not consider any of these loans to be impaired because there is sufficient collateral to cover the outstanding amount due to the Partnership, and interest is still accruing on these loans.  At June 30, 2007 and December 31, 2006, as presented in Note 6, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 57.47% and 64.22%, respectively.

Allowance for loan losses

The composition of the allowance for loan losses as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007		December 31, 2006
		Percent of		Percent of
		loans in		loans in
		each		each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at End of Year
Applicable to:
Domestic
Real estate – mortgage
Single family (1-4 units)	$50,093	63.61%	$54,559	79.10%
Apartments	2,569	6.97%	2,569	6.24%
Commercial	18,068	29.42%	11,144	14.66%
Land	—	—	—	—
Total real estate – mortgage	$70,730	100%	$68,272	100%

Unsecured loans	$221,767	100%	$226,235	100%
Total unsecured loans	$221,767	100%	$226,235	100%

Total allowance for losses	$292,497	100%	$294,507	100%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the six months ended June 30, 2007 and the year ended December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
Balance at beginning of period	$294,507	$315,379

Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	—	—
Additions/(recovery) charge to operations	(2,010)	(20,872)
Transfer from real estate held for sale reserve		—

Balance at end of period	$292,497	$294,507

Ratio of net charge-offs during the period
to average secured loans outstanding
during the period	0%	0%

At June 30, 2007 and December 31, 2006, there was one unsecured loan totaling $606,394 and $571,494, respectively, which was considered impaired by the Partnership.  Interest is no longer being accrued on this loan.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

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
JUNE 30, 2007 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued.  Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. waived $23,518 in mortgage servicing fees during the first half of 2007.

Asset management fee

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  The general partners partially waived asset management fees of $7,832 and received $3,917 in asset management fees during the first half of 2007.

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

NOTE 4 – REAL ESTATE HELD FOR SALE

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, California.  The general partners believe that the current market value of this property is higher than its carrying value.  As of June 30, 2007, the Partnership’s investment in this property was $130,215.  This property was previously under contract for sale, but such contract was terminated by the potential buyer in July, 2007.  It is anticipated that the property will be listed for sale in the near future.

The following table reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Cost of property	$130,215	$130,215
Reduction in value	—	—

Real estate held for sale	$130,215	$130,215

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)
Secured loans had a carrying value of $4,913,251 and $5,493,828 at June 30, 2007 and December 31, 2006, respectively.  The fair value of these loans of $4,977,683 and $5,567,904, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)
Unsecured loans had a carrying value of $746,731 and $712,643 at June 30, 2007 and December 31, 2006, respectively.  The fair value of these loans approximates their carrying value after consideration of the loan losses established by the general partners on these loans.

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS

Loans are secured by recorded deeds of trust.  At June 30, 2007 and December 31, 2006, there were 24 and 26 secured loans outstanding respectively, with the following characteristics:

	June 30,	December 31,
	2007	2006
Number of secured loans outstanding	24	26
Total secured loans outstanding	$4,913,251	$5,493,828

Average secured loan outstanding	$204,719	$211,301
Average secured loan as percent of total secured loans	4.17%	3.85%
Average secured loan as percent of partners’ capital	3.31%	3.37%

Largest secured loan outstanding	$432,955	$500,000
Largest secured loan as percent of total secured loans	8.81%	9.10%
Largest secured loan as percent of partners’ capital	6.99%	7.98%
Largest secured loan as percent of total assets	6.98%	7.97%

Number of counties where security is located (all California)	14	15

Largest percentage of secured loans in one county	22.24%	19.29%

Average secured loan to appraised value of security
based on appraised values and prior liens at
time loan was consummated	57.47%	64.22%

Number of secured loans in foreclosure status	—	1
Amounts of secured loans in foreclosure	$—	$400,000

Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

First trust deeds	$3,110,473	$3,365,234
Second trust deeds	1,802,778	2,128,594
Total loans	4,913,251	5,493,828
Prior liens due other lenders at time of loan	4,204,021	5,177,399

Total debt	$9,117,272	$10,671,227

Appraised property value at time of loan	$15,865,057	$16,617,341

Total loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	57.47%	64.22%

Loans by type of property
Single family (1-4 units)	$3,125,296	$4,345,689
Commercial	1,445,455	805,639
Apartments	342,500	342,500
	$4,913,251	$5,493,828

Scheduled maturity dates of secured loans as of June 30, 2007 are as follows:

Amount

Prior to December 31, 2007	$342,500
Between January 1, 2008 and December 31, 2008	1,327,279
Between January 1, 2009 and December 31, 2009	432,955
Between January 1, 2010 and December 31, 2010	246,159
Between January 1, 2011 and December 31, 2011	1,703,609
Thereafter	860,749

$4,913,251

No loans were past maturity at June 30, 2007.

The Partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may be in excess of federally insured limits.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Workout agreements

From time to time, the Partnership negotiates various contractual workout agreements with borrowers.  Under the terms of these workout agreements, the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans.  As of June 30, 2007, the Partnership had one loan under a workout agreement totaling $289,799.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale.  At June 30, 2007, there was one real estate property held for sale, acquired through foreclosure in a prior year.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future loan payoffs, future interest rates, and economic conditions and their effect on the Partnership and its assets, real estate values and other trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2007 annualized yield estimates, the effect of foreclosures on the liquidity of the Partnership, and beliefs regarding the value of certain properties and the minimal impact on the Partnership of higher loan delinquencies in the “sub prime” lending market.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, including such conditions in California, the impact of competition and competitive pricing, downturns in the real estate markets in which the Partnership has made loans and unexpected cash shortfalls.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership.  Loan brokerage commissions paid by the borrowers were $35,339 and $99,006 for the six month periods ended June 30, 2007 and 2006, respectively, and $35,339 and $49,478 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans are paid to Redwood Mortgage Corp. or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Mortgage servicing fees of $23,518 and $17,744 were incurred for the six month periods ended June 30, 2007 and 2006, and $10,551 and $11,333 were incurred for the three month periods ended June 30, 2007 and 2006, respectively.  Redwood Mortgage Corp. waived servicing fees totaling $23,518 and $6,411 for the six month periods ended June 30, 2007 and 2006, respectively, and $10,551 and $0 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the Partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners of $3,917 and $1,987 were incurred for the six month periods ended June 30, 2007 and 2006, respectively, and $1,953 and $1,987 were incurred for the three month periods ended June 30, 2007 and 2006, respectively.  The general partners waived $3,907 in asset management fees during the three months ended June 30, 2007.  No asset management fees were waived during the three months ended June 30, 2006.

•
Other Fees   The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $2,707 and $7,810 for the six month periods ended June 30, 2007 and 2006, respectively, and $2,522 and $4,010 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective Partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $1,924 and $1,878 for the six month periods ended June 30, 2007 and 2006, respectively, and $960 and $938 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Operating Expenses   An affiliate of the Partnership, Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Operating expenses totaled $3,739 and $4,379 for the six month periods ended June 30, 2007 and 2006, respectively, and $1,831 and $2,133 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of each of June 30, 2007 and 2006, a general partner, Gymno Corporation, had contributed $9,761 as capital in accordance with the Partnership Agreement.

Results of Operations – For the six and three months ended June 30, 2007 and 2006

Changes in the Partnership’s operating results for the six and three month periods ended June 30, 2007 versus 2006 are discussed below:

	Changes during the six months ended June 30, 2007 versus 2006	Changes during the three months ended June 30, 2007 versus 2006
Net income	$4,586	$2,172
Revenue
Interest on loans	$41,586	$(15,886)
Interest – interest-bearing accounts	(6,811)	1,660
Late charges and other fees	3,136	1,168
	37,911	(13,058)

Expenses
Mortgage servicing fees	(11,333)	(11,333)
Asset management fees	1,930	(34)
Clerical costs through Redwood Mortgage Corp.	(640)	(302)
Provision for losses on loans and real estate held for sale	33,905	81
Professional services	69	(5,177)
Other	9,394	1,535
	33,325	(15,230)

Net income	$4,586	$2,172

The increase in interest on loans of $41,586 (22.04%) for the six month period ended June 30, 2007, as compared to the same period in 2006 was primarily due to an increase in the average loan portfolio balance to $4,786,306 at a weighted average interest rate of 9.62% as of June 30, 2007 as compared to an average loan portfolio balance of $4,227,732 at a weighted average interest rate of 9.27% as of June 30, 2006.  The decrease in interest on loans of $15,886 (13.05%) for the three month period ended June 30, 2007 as compared to the same period in 2006 was primarily due to a decrease in the average loan portfolio balance to $4,385,787 at a weighted average interest rate of 9.66% as of June 30, 2007 from an average loan portfolio balance of $4,571,387 at a weighted average interest rate of 10.65%, including interest rate enhancements, as of June 30, 2006.

The decrease in interest from interest-bearing accounts of $6,811 (31.05%) for the six month period ended June 30, 2007 as compared to the same period in 2006 was due to a lower average balance of $845,887 at an average interest rate of 3.58% the Partnership had in the interest-bearing accounts during the six month period ended June 30, 2007 as compared to an average balance of $2,514,535 at an average interest rate of 1.74% during the same period in 2006.  The increase in interest from interest-bearing accounts of $1,660 (17.28%) for the three month period ended June 30, 2007 as compared to the same period in 2006 was due to the Partnership earning a higher average interest rate of 3.94% on an average balance of $1,143,090 during the three month period ended June 30, 2007, compared to an average interest rate of 2.39% on an average balance of $1,610,067 during the same period in 2006.

The increase in late charge revenue and other fees of $3,136 (137.85%) and $1,168 (61.96%) for the six and three month periods ended June 30, 2007, respectively, as compared to the same periods in 2006 was due to an increase in the collection of early withdrawal penalties and other fees of $1,742 and late fees of $1,393 for the six month period ended June 30, 2007, and early withdrawal penalties and other fees of $1,060 and late fees of $107 for the three month period ended June 30, 2007.

The decrease in mortgage servicing fees of $11,333 (100%) and $11,333 (100%) for the six and three month periods ended June 30, 2007, respectively, as compared to the same periods in 2006 was primarily due to a waiver of $23,518 and $10,551 in such fees for the six and three month periods ended June 30, 2007, respectively, compared to a waiver of $6,411 and $0 in such fees during the six and three month periods ended June 30, 2006, respectively.

The increase in the provision for losses on loans and real estate held for sale was primarily due to increased recoveries of $33,905 (94.40%) and $81 (3.79%) for the six and three month periods ended June 30, 2007, respectively, as compared to the same periods in 2006.  The allowance for loan losses as of June 30, 2007 and 2006 was $292,497 and $279,464, respectively.  There were no foreclosures during the six month period ended June 30, 2007, and one foreclosure during the six month period ended June 30, 2006 and no acquisitions of real estate through collection actions during these two periods.  In management’s opinion the reserve in the allowance for losses account is adequate to offset potential losses against loans.

The increase in professional services of $69 (0.19%) for the six month period ended June 30, 2007 as compared to the same period in 2006 was primarily due to general increases in professional costs in 2007 for legal services, audits and tax return processing.  The decrease in professional services of $5,177 for the three month period ended June 30, 2007 as compared to the same period in 2006 was primarily due to timing of billing pertaining to accounting fees.  We anticipate the cost of professional services will be higher during 2007 due to compliance work in accordance with the Sarbanes-Oxley Act of 2002.

The increase in other expenses of $9,394 (120.90%) and $1,535 (31.53%) for the six and three month periods ended June 30, 2007, respectively,  as compared to the same periods in 2006 was primarily due to an overall increase in the upkeep of real estate held for sale, postage, printing and miscellaneous expenses.

Partnership capital decreased from $6,265,846 at December 31, 2006 to $6,191,435 at June 30, 2007.  The decrease is attributable to continued earnings and capital liquidations.

The Partnership began funding loans in October 1987.  The Partnership’s secured loans outstanding as of June 30, 2007 and December 31, 2006 were $4,913,251 and $5,493,828, respectively.  The decline in loans outstanding at June 30, 2007 from December 31, 2006, was primarily due to the Partnership’s inability to fund loans to replace those that were paid off during the six month period ended June 30, 2007.  The Partnership placed $1,265,755 of new loans in the six month period ended June 30, 2007 and received principal payoffs from borrowers of $1,846,332.  The Partnership anticipates that new loan investments meeting its loan guidelines will be funded during the remainder of 2007.

The Partnership’s delinquencies are within the normal historical range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last twenty-seven years.  Foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity.  As of June 30, 2007, there were no loans with a filed notice of default.  As of June 30, 2007 and 2006, the Partnership’s real estate held for sale account balance was $130,215.

Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs.  Typically, this amount exceeds Partnership expenses and earnings and partner liquidation requirements.  As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations.  The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security.  At June 30, 2007, the Partnership had no past maturity loans, four loans totaling $567,389 that were delinquent in interest payments, and one unsecured loan that was considered to be impaired.  The Partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The Partnership had one workout agreement as of June 30, 2007.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.

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

As of June 30, 2007 and 2006, the Partnership’s real estate held for sale balance was $130,215.  The Partnership has not taken back any collateral security from borrowers in 2006 or during the six months ended June 30, 2007.  The Partnership’s real estate held for sale inventory consists of one property.  This property is an undeveloped piece of land, which is located in East Palo Alto, California.  The Partnership has held its interest in this land since April, 1993.  The land is owned with two other affiliated partnerships.  This property was previously under contract for sale,but such contract was terminated by the potential buyer in July, 2007.  It is anticipated that this property will be listed for sale in the near future.

Management recorded recoveries in loan loss reserve of $2,010 and $35,915 during the six month periods and $2,054 and $2,135 during the three month periods ended June 30, 2007 and 2006, respectively.  The allowance for loan loss reserve of $70,730 and $68,272 as of June 30, 2007 and December 31, 2006, respectively, is considered to be adequate for secured loan portfolio balances of $4,913,251 and $5,493,828 as of June 30, 2007 and December 31, 2006, respectively.

PORTFOLIO REVIEW– For the six months ended June 30, 2007 and 2006

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of June 30, 2007 and 2006, the Partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa) represented $2,773,888 (56%) and $2,595,081 (63%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

As of June 30, 2007 and 2006, the Partnership held 24 and 25 loans, respectively, in the following categories:

	June 30,
	2007		2006
Single family homes(1-4 units)	$3,125,296	63.61%	$4,932,104	82.47%
Apartments (5+ units)	342,500	6.97%	242,500	4.05%
Commercial	1,445,455	29.42%	806,053	13.48%

Total	$4,913,251	100.00%	$5,980,657	100.00%

As of June 30, 2007, the Partnership held 24 loans secured by deeds of trust.  The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of June 30, 2007:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of June 30, 2007

	# of Loans	Amount	Percent

1st Mortgages	14	$3,110,473	63.31%
2nd Mortgages	10	1,802,778	36.69%
Total	24	$4,913,251	100%

Maturing prior to 12/31/07	2	$342,500	6.97%
Maturing between 01/01/08 and 12/31/08	5	1,327,279	27.01%
Maturing between 01/01/09 and 12/31/09	1	432,955	8.81%
Maturing after 12/31/09	16	2,810,517	57.21%
Total	24	$4,913,251	100%

Average Loan		$204,719	4.17%
Largest Loan		432,955	8.81%
Smallest Loan		64,300	1.31%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			57.47%

The Partnership’s largest loan in the principal amount of $432,955 represents 8.81% of outstanding secured loans and 6.98% of Partnership assets.  At times, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to loan payoffs and/or limited partner withdrawals.

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

At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  For the six month periods ended June 30, 2007 and 2006, the Partnership made distributions of earnings to limited partners of $75,136 and $73,014, respectively.  For the three month periods ended June 30, 2007 and 2006, the Partnership made distributions of earnings to limited partners of $37,212 and $36,641, respectively.  Distribution of earnings to limited partners for the six month periods ended June 30, 2007 and 2006, to limited partners’ capital accounts and not withdrawn was $115,344 and $112,926, respectively.  Distribution of earnings for the three month periods ended June 30, 2007 and 2006, to limited partners’ capital accounts and not withdrawn was $57,798 and $56,219, respectively.  As of each of June 30, 2007 and 2006, limited partners electing to withdraw earnings represented 40% of the limited partners’ outstanding capital accounts.

The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations.  For the six month periods ended June 30, 2007 and 2006, $24,599 and $2,946, respectively, was liquidated subject to the 10% and/or 8% penalty for early withdrawal.  For the three month periods ended June 30, 2007 and 2006, $13,576 and $2,239, respectively, was liquidated subject to the 10% and/or 8% penalty for early withdrawal.  These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships.  The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2007 and 2006, and is expected by the general partners to commonly occur at these levels.

Additionally, for the six month periods ended June 30, 2007 and 2006, $165,156 and $143,885, respectively, was liquidated by limited partners who have elected a liquidation program over a period of five years or longer.  For the three month periods ended June 30, 2007 and 2006, $88,345 and $74,559, respectively, was liquidated by limited partners who have elected a liquidation program over a period of five years or longer.  Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty.  This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity.  The general partners expect a portion of the limited partners to take advantage of this provision.  This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five.  The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated.  After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

Current Economic Conditions.

By most indicators the United States economy continues to perform well.  Gross Domestic Product, which slowed to a 0.7% annual rate in the first quarter of 2007, rebounded and increased at a 3.4% annual rate during the second quarter of 2007.  The unemployment rate has been hovering around 4.5% for almost a full year, which many would consider to be close to full employment.  The inflation rate was 0.2% for June of 2007, which was 2.7% higher than in June of 2006; this is a relatively low rate of inflation considering the high energy costs, which have persisted due to the rising cost of oil.  Long term interest rates, represented by the 10-year treasury bonds, fluctuated during the second quarter of 2007 but stayed within an approximate 0.25% range of 4.95% during the second quarter 2007.  At August 10, 2007 they were trading at 4.78%; which is near their trading levels during the first quarter of 2007.  The Federal Reserve, in acknowledging the solid performance of the economy, left its benchmark federal funds rate unchanged at 5.25% during its August, 2007 meeting citing its view that inflation remains the most significant concern.

In spite of the solid performance of the economy, loan delinquencies for many lenders have been rising.  Of particular concern are loan delinquencies in the “sub prime” residential real estate lending arena.  Loan payment delinquencies for this category of borrower, those with low credit scores, high loan-to-values, and undocumented resources for payments, have risen to levels approximating 16%.  Many of these borrowers are dependent upon appreciation and loose underwriting standards to assist them with their ability to service their indebtedness.  As the majority of these loans were written at loan-to-values exceeding 90%, an abatement of residential real estate appreciation and a tightening of underwriting standards will cause enough financial stress amongst this category of borrowers to cause many of them to default on their obligations.  The Partnership believes it is different from many sub prime lenders in that it does not make high loan-to-value loans, and does document the ability of borrowers to make the payments on their loans.  For the Partnership loans outstanding as of June 30, 2007, the Partnership had an average loan-to-value ratio of 57.47%, computed based on appraised value and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.

The Partnership makes loans primarily in Northern California. As such, the regional real estate market is of primary concern to the Partnership.  As of June 30, 2007 and 2006, approximately 56% ($2,773,888) and 61% ($3,636,273), respectively, of the loans held by the Partnership were in the nine San Francisco Bay Area Counties.  The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

In general, California residential real estate sales slowed but prices remained similar to those that existed a year ago.  The California Association of Realtors reported that sales of single family homes were down 24.7% in June, 2007, while the median price rose 3.2% to $594,260.  Sales of condominiums dropped 19.9%, even as the median price was rising 2.9% to $442,670.  Dataquick, which uses different definitions of a home versus the California Association of Realtors, reported that the median price paid for a home in June, 2007 was $479,000 down 1% from the record high of $484,000 for March, April and May, 2007.  That median price was down 0.2% from the $480,000 median price for June, 2006.  In the San Francisco Bay Area, the median price paid for a home increased in June, 2007 to a new high of $665,000.  That was up 0.8% from $660,000 for May, 2007 and up 2.6% from $648,000 for June, 2006.  Since the majority of the Partnership’s residential loans are secured by San Francisco Bay Area real estate and all of the residential loans are secured by California real estate, the continued stability of residential real estate values in California, and particularly the San Francisco Bay Area, is anticipated to minimize the impact on the  Partnership of higher loan delinquencies in the “sub prime” residential real estate market nationally.

Commercial properties continued their strong performance in the San Francisco Bay Area.  San Francisco’s downtown office vacancy rate dropped slightly in the second quarter to 8.5%, down a tenth of a percentage point from the first quarter, according to CB Richard Ellis.  Average rental rates in downtown San Francisco reached $38.31 per square foot annually, a 6.8% increase over the previous quarter and 25.8% above the previous year.  All other regions of the San Francisco Bay Area exhibited similar improved results from 2006.  A strong commercial market indicates strong job and economic growth, which is good for commercial property values and for the lenders who secure loans on commercial properties.

While residential real estate activity and values have certainly moderated from the sales and appreciation rates that existed during 2004 and 2005, significant price drops have not ensued.  Management believes our average loan-to-value ratio of 57.47% should assist the Partnership in weathering loan delinquencies and foreclosures should they occur.

Part I – Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, and loans held in the Partnership’s portfolio as of June 30, 2007.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011.  The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2007:

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$617,157						$617,157
Average interest rate	3.58%						3.58%
Unsecured loans				$746,731			$746,731
Average interest rate				0%			0%
Loans secured by deeds
of trust	$342,500	1,327,279	432,955	246,159	1,703,609	860,749	$4,913,251
Average interest rate	9.25%	9.50%	10.50%	9.25%	9.29%	9.34%	9.46%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership.  As of June 30, 2007 the general partners have determined that the allowance for loan losses and real estate owned of $292,497 (4.72% of net assets) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  As of June 30, 2007, no loans were past maturity or in foreclosure.  Four loans totaling $567,389 were 90 days or more delinquent in interest payments.

The Partnership owns (through previous foreclosure) one property; an undeveloped property located in East Palo Alto, California.  The land is owned with two other affiliated Partnerships.  The Partnership’s net investment in the land at June 30, 2007 was $130,215, or 2.10% of Partnership assets.  This property was previously under contract for sale, but such contract was terminated by the potential buyer in July, 2007.  It is anticipated that the property will be listed for sale in the near future.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of June 30, 2007, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2007.

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
August 14, 2007

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
August 14, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify that, to the best of my knowledge:

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
August 14, 2007

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that, to the best of my knowledge:

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
August 14, 2007