Form 10-Q
period 2007-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 2007-11-14
CIK 811592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Part I – Item I.    FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 (unaudited) AND DECEMBER 31, 2006 (audited)

ASSETS

	September 30,	December 31,
	2007	2006
Cash and cash equivalents	$362,858	$161,114

Loans
Loans, secured by deeds of trust	5,146,790	5,493,828
Loans, unsecured, net discount of $88,686 and $97,860
for September 30, 2007 and December 31, 2006, respectively	756,370	712,643
	5,903,160	6,206,471
Allowance for loan losses	(307,576)	(294,507)
Net loans	5,595,584	5,911,964

Interest and other receivables
Accrued interest and late fees	70,353	68,329
Advances on loans	752	1,004
Receivable from affiliate	10,922	3,414
Total interest and other receivables	82,027	72,747
Real estate held for sale	130,215	130,215
Total assets	$6,170,684	$6,276,040

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Payable to affiliate	$10,193	$10,194
Other	1,200	-
Total liabilities	11,393	10,194
Partners' capital
Limited partner's capital, subject to redemption	6,149,530	6,256,085
General partners' capital	9,761	9,761
Total partners' capital	6,159,291	6,265,846
Total liabilities and partners' capital	$6,170,684	$6,276,040

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Revenues
Interest on loans	$119,998	$130,050	$350,277	$318,743
Interest-interest bearing accounts	5,725	6,194	20,849	28,129
Late fees	2,636	1,717	8,047	3,992
Total revenues	128,359	137,961	379,173	350,864

Expenses
Mortgage servicing fees	-	13,950	-	25,283
Asset management fees	1,939	1,981	5,856	3,968
Clerical costs through Redwood Mortgage Corp.	1,755	2,053	5,494	6,432
Provision for (recovery of) losses on loans
held for sale	15,080	11,984	13,069	(23,931)
Professional services	10,535	6,252	46,135	41,783
Other	3,757	4,428	20,922	12,198
Total expenses	33,066	40,648	91,476	65,733
Net income	$95,293	$97,313	$287,697	$285,131

Net income:
General partners ( 1%)	$953	$973	$2,877	$2,851
Limited partners (99%)	94,340	96,340	284,820	282,280
	$95,293	$97,313	$287,697	$285,131

Net income per $1,000 invested by limited
partners for the entire period
-where income is compounded and retained	$15	$15	$47	$45

-where partner receives income in monthly
distributions	$15	$15	$46	$44

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (unaudited)

	2007	2006
Cash flows from operating activities
Net income	$287,697	$285,131
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for (recovery of) loans losses and real estate
held for sale	13,069	(23,931)
Early withdrawal penalty credited to income	(2,927)	(358)
Amortization of discount on unsecured loans	(9,174)	(6,116)
Change in operating assets and liabilities
Accrued interest and late fees	(1,772)	(54,816)
Receivable from affiliate	(7,508)	-
Payable to affiliate	(1)	2,035
Other	1,200	-
Net cash provided by operating activities	280,584	201,945
Cash flows from investing activities
Principal collected on loans	1,991,455	1,048,253
Loans originated	(1,644,417)	(4,360,120)
Loans originated, unsecured	(51,872)	-
Principal collected on unsecured notes	17,319	8,659
Net cash provided by (used in) investing activities	312,485	(3,303,208)
Cash flows from financing activities
Partners' withdrawals	(391,325)	(338,343)
Net increase (decrease) in cash and cash equivalents	201,744	(3,439,606)
Cash and cash equivalents - beginning of period	161,114	4,361,983
Cash and cash equivalents - end of period	$362,858	$922,377

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.  The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans secured by deeds of trust

The Partnership had no loans past maturity at September 30, 2007 and one loan past maturity totaling $500,000 at December 31, 2006.  At September 30, 2007 and December 31, 2006, the Partnership had three and two loans 90 days or more past due in interest payments with outstanding principal balance of $458,752 and $802,698, respectively.  Accrued interest, late charges and advances on these loans totaled $21,084 and $25,829 at September 30, 2007 and December 31, 2006, respectively.  The Partnership does not consider any of these loans to be impaired because there is sufficient collateral to cover the outstanding amount due to the Partnership, and interest is still accruing on these loans.  At September 30, 2007 and December 31, 2006, as presented in Note 6, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 56.69% and 64.22%, respectively.

Allowance for loan losses

The composition of the allowance for loan losses as of September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007		December 31, 2006
		Percent of		Percent of
		loans in each		loans in each
Balance at end of year		category to		category to
Applicable to:	Amount	total loans	Amount	total loans
Real estate mortgage
Single-family (1-4 units)	$60,738	57.91%	$54,559	79.10%
Apartments (5+ units)	3,881	10.05%	2,569	6.24%
Commercial	20,614	32.04%	11,144	14.66%
Land	-	0.00%	-	0.00%
Total real estate-mortgage	$85,233	100.00%	$68,272	100.00%

Unsecured loans	$222,343	100.00%	$226,235	100.00%

Total allowance for loan losses	$307,576	100.00%	$294,507	100.00%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the nine months ended September 30, 2007 and the year ended December 31, 2006 was as follows:

	September 30,	December 31,
	2007	2006
Balance at beginning of period	$294,507	$315,379

Charge-offs
Domestic
Real estate mortgage
Single-family (1-4 units)	-	-
Apartments (5+ units)	-	-
Commercial	-	-
Land	-	-
	-	-
Recoveries
Domestic
Real estate mortgage
Single-family (1-4 units)	-	-
Apartments (5+ units)	-	-
Commercial	-	-
Land	-	-
	-	-
Net charge-offs	-	-
Additions (recovery) charged to operations	13,069	(20,872)
Transfer to real estate held for sale reserve	-	-
Transfer from real estate held for sale reserve	-	-
Balance at end of period	$307,576	$294,507
Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.00%	0.00%

At September 30, 2007 and December 31, 2006, there was one unsecured loan totaling $623,366 and $571,494, respectively, which was considered impaired by the Partnership.  Interest is no longer being accrued on this loan.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

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
SEPTEMBER 30, 2007 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued.  Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. waived $36,503 in mortgage servicing fees during the first nine months of 2007.

Asset management fee

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  The general partners accepted $5,856 and waived $11,712 of asset management fees during the first nine months of 2007.

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

NOTE 4 – REAL ESTATE HELD FOR SALE

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, California.  The general partners believe the current market value of this property is higher than its carrying value.  As of September 30, 2007, the Partnership’s investment in this property was $130,215.  This property was previously under contract for sale, but such contract was terminated by the potential buyer in July 2007.  The property is currently listed for sale.

The following table reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Cost of property	$130,215	$130,215
Reduction in value	-	-
Real estate held for sale	$130,215	$130,215

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)
Secured loans had a carrying value of $5,146,790 and $5,493,828 at September 30, 2007 and December 31, 2006, respectively.  The fair value of these loans of $5,167,206 and $5,567,904, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)
Unsecured loans had a carrying value of $756,370 and $712,643 at September 30, 2007 and December 31, 2006, respectively.  The fair value of these loans approximates their carrying value after consideration of their related loan losses established by the general partners.

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS

Loans are secured by recorded deeds of trust.  At September 30, 2007 and December 31, 2006, there were 25 and 26 secured loans outstanding respectively, with the following characteristics:

	September 30,	December 31,
	2007	2006
Number of secured loans outstanding	25	26
Total secured loans outstanding	$5,146,790	$5,493,828
Average secured loan outstanding	$205,872	$211,301
Average secured loan as percent of total secured loans	4.00%	3.85%
Average secured loan as percent of partners' capital	3.34%	3.03%
Largest secured loan outstanding	$436,617	$500,000
Largest secured loan as percent of total secured loans	8.48%	9.10%
Largest secured loan as percent of partners' capital	7.09%	7.98%
Largest secured loan as percent of total assets	7.08%	7.97%
Number of counties where security is located (all California)	14	15
Largest percentage of secured loans in one county	21.23%	19.29%
Number of secured loans in foreclosure status	-	1
Amount of secured loans in foreclosure	$-	$400,000

Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
First trust deeds	$2,971,302	$3,365,234
Second trust deeds	1,975,488	2,128,594
Third trust deeds	200,000	-
Total loans	5,146,790	5,493,828
Prior liens due other lenders at time of loan	5,715,592	5,177,399
Total debt	$10,862,382	$10,671,227
Appraised property value at time of loan	$19,160,414	$16,617,341

Total secured loans as a percent of appraisals
based on appraised values and prior liens
at time loan was consummated	56.69%	64.22%

Secured loans by type of property
Single-family (1-4 units)	$2,980,173	$4,345,689
Apartments (5+ units)	517,500	805,639
Commercial	1,649,117	342,500
Total secured loans	$5,146,790	$5,493,828

Scheduled maturity dates of secured loans as of September 30, 2007 are as follows:

Amount
Prior to December 31, 2007	$342,500
Between January 1, 2008 and December 31, 2008	1,064,569
Between January 1, 2009 and December 31, 2009	1,074,117
Between January 1, 2010 and December 31, 2010	246,000
Between January 1, 2011 and December 31, 2011	1,559,350
Thereafter	860,254
$5,146,790

No loans were past maturity at September 30, 2007.

The Partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may be in excess of federally insured limits.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Workout agreements

From time to time, the Partnership negotiates various contractual workout agreements with borrowers.  Under the terms of these workout agreements, the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans.  As of September 30, 2007, the Partnership had four loans under a workout agreement.

Legal proceedings

From time to time, the Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale.  At September 30, 2007, there was one real estate property held for sale, acquired through foreclosure in a prior year.

Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined based upon contractual terms.  A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, and to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured).  The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future loan payoffs, future interest rates, and economic conditions and their effect on the Partnership and its assets, real estate values and other trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2007 annualized yield estimates, the effect of foreclosures on the liquidity of the Partnership, and beliefs regarding the value of certain properties and the impact on the Partnership of higher loan delinquencies in the “sub prime” lending market.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, including such conditions in California, the impact of competition and competitive pricing, downturns in the real estate markets in which the Partnership has made loans and unexpected cash shortfalls.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership.  Loan brokerage commissions paid by the borrowers were $7,500 and $2,984 for the three month periods and $42,839 and $101,990 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicng fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans are paid to Redwood Mortgage Corp. or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Mortgage servicing fees of $10,922 and $13,950 were incurred for the three month periods and $36,503 and $25,283 were incurred for the nine month periods ended September 30, 2007 and 2006, respectively.  Redwood Mortgage Corp. waived servicing fees totaling $10,922 and $0 for the three month periods and $36,503 and $6,411 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the Partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners of $1,939 and $1,981 were incurred for the three month periods and $5,856 and $3,968 were incurred for the nine month periods ended September 30, 2007 and 2006, respectively.  The general partners waived $3,878 and $3,962 in asset management fees during the three months ended September 30, 2007 and 2006, respectively.

•
Other Fees   The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $1,094 and $639 for the three month periods and $3,801 and $8,449 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective Partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $953 and $973 for the three month periods and $2,877 and $2,851 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Operating Expenses   An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Operating expenses totaled $1,755 and $2,053 for the three month periods ended September 30, 2007 and 2006, and $5,494 and $6,432 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of each of September 30, 2007 and 2006, a general partner, Gymno Corporation, had contributed $9,761 as capital in accordance with the Partnership Agreement.

Results of Operations

Changes in the Partnership’s operating results are tabulated for reference and discussed below:

	Changes during the three		Changes during the nine
	months ended		months ended
	September 30, 2007		September 30, 2007
	versus 2006		versus 2006
	Dollars	%	Dollars	%
Revenue
Interest on loans	$(10,052)	-7.73%	$31,534	9.89%
Interest-interest bearing accounts	(469)	-7.57%	(7,280)	-25.88%
Late charges and other fees	919	53.52%	4,055	101.58%
	(9,602)	-6.96%	28,309	8.07%

Expenses
Mortgage servicing fees	(13,950)	-100.00%	(25,283)	-100.00%
Asset management fees	(42)	-2.12%	1,888	47.58%
Clerical costs through Redwood
Mortgage Corp.	(298)	-14.52%	(938)	-14.58%
Provision for losses on loans and
real estate held for sale	3,096	25.83%	37,001	-154.62%
Professional services	4,283	68.51%	4,352	10.42%
Other	(671)	-15.15%	8,723	71.51%
	(7,582)	-18.65%	25,743	39.16%
Net income	$(2,020)	-2.08%	$2,566	0.90%

The decrease in interest on loans for the three month period of 2007, compared to the same period in 2006 was primarily due to a decrease in the average loan portfolio balance to $4,990,475 at a weighted average interest rate of 9.62% for 2007, compared to an average loan portfolio balance of $5,646,531 at a weighted average interest rate of 9.21% for 2006.  The increase in interest on loans for the nine month period of 2007 compared to the same period in 2006 was primarily due to an increase in the average loan portfolio balance to $4,866,340 at a weighted average interest rate of 9.60% for 2007 from an average loan portfolio balance of $4,628,796 at a weighted average interest rate of 9.25% for 2006.

The decrease in interest from interest-bearing accounts for the three month period of 2007 compared to the same period in 2006 was due to a lower average balance of $543,091 and a lower average interest rate of 4.22% compared to an average balance of $545,858 at an average interest rate of 4.54% during the same period in 2006.  The decrease for the nine month period ended September 30, 2007 compared to the same period in 2006 was due to a lower average balance of $743,846 compared to $1,585,488 for 2006.  This decrease was mitigated by a higher interest of 3.74% for 2007 versus 2.37% for 2006.

The increase in late charge revenue and other fees for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006 was due to an increase in the collection of early withdrawal penalties and other fees of $724 and late fees of $196 for the three month period, and early withdrawal penalties and other fees of $2,466 and late fees of $1,589 for the nine month period.

The decrease in mortgage servicing fees for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006 was primarily due to a waiver of $10,922 and $36,503 in such fees for the three and nine month periods, respectively, compared to a waiver of $0 and $6,411 in such fees for the same periods in 2006, respectively.

The increase in the provision for losses on loans and real estate held for sale for the quarter ended September 30, 2007 was primarily due to an increase in the provision to achieve the desired balance in the reserve for losses account.  The nine month increase is primarily due to a recovery of $33,780 in 2006.  The allowance for loan losses as of September 30, 2007 and 2006 was $307,576 and $294,507, respectively.  There were no foreclosures during the nine months of 2007, and one foreclosure during the third quarter of 2006, and no acquisitions of real estate through collection actions during these two periods.  In management’s opinion the balance in the allowance for losses account is adequate to offset potential losses against loans.

The increase in professional services  for the three and nine month periods compared to the same periods in 2006 was primarily due to timing of billing pertaining to accounting fees and general increases in professional costs in 2007 for legal services, audits and tax return processing.    We anticipate the cost of professional services will be higher during the remainder of 2007 due to compliance work in accordance with the Sarbanes-Oxley Act of 2002.

The increase in other expenses  for the  nine month period  was primarily due to an overall increase in the upkeep of real estate held for sale, postage, printing and miscellaneous expenses.

Partnership capital decreased from $6,265,846 at December 31, 2006 to $6,159,291 at September 30, 2007.  The decrease is attributable to continued earnings and capital liquidations.

The Partnership began funding loans in October 1987.  The Partnership’s secured loans outstanding as of September 30, 2007 and December 31, 2006 were $5,146,790 and $5,493,828, respectively.  This decline in loans was primarily due to the Partnership’s inability to fund sufficient loans to replace those paid off during the nine month period and to a slight decline in its capital base due to partner liquidations.  The Partnership funded $1,644,417 of new loans, but received principal payoffs from borrowers of $1,991,455.  The Partnership anticipates new loan investments meeting its loan guidelines will be funded during the remainder of 2007.

The Partnership’s delinquencies are within the normal historical range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last 27 years.  Foreclosures are a normal aspect of Partnership operations and the general partners anticipate they will not have a material effect on liquidity.  As of September 30, 2007, there were no loans with a filed notice of default.  As of September 30, 2007 and 2006, the Partnership’s real estate held for sale account balance was $130,215.

Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs.  Typically, this amount exceeds Partnership expenses and earnings and partner liquidation requirements.  As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations.  The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect we will on occasion take back real estate security.  At September 30, 2007, the Partnership had no past maturity loans, three loans totaling $458,752 were delinquent in interest payments, and one unsecured loan was considered to be impaired.  The Partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The Partnership had four loans subject to workout agreements as of September 30, 2007.    Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times.  Workout agreements have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment.  Due to the number of variables involved, the magnitude of possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

As of September 30, 2007 and 2006, the Partnership’s real estate held for sale balance was $130,215.  The Partnership has not taken back any collateral security from borrowers in 2006 or during the nine months ended September 30, 2007.  The Partnership’s real estate held for sale inventory consists of one property.  This property is an undeveloped piece of land, which is located in East Palo Alto, California.  The Partnership has held its interest in this land since April 1993.  The land is owned with two other affiliated partnerships.  This property was previously under contract for sale, but such contract was terminated by the potential buyer in July 2007.   The property is currently listed for sale.

Management recorded net provisions to the loan loss reserve of $15,080 and $11,984 during the three month periods and $13,069 and ($23,931) during the nine month periods ended September 30, 2007 and 2006, respectively.  The allowance for loan loss reserve of $307,576 and $294,507 as of September 30, 2007 and December 31, 2006, respectively, is considered to be adequate for the secured loan portfolio balances of $5,146,790 and $5,493,828 as of September 30, 2007 and December 31, 2006, respectively.

PORTFOLIO REVIEW– For the nine months ended September 30, 2007 and 2006

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of September 30, 2007 and 2006, the Partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa) represented $2,777,317 (54%) and $3,082,368 (58%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

As of September 30, 2007 and 2006, the Partnership held 25 and 25 loans, respectively, in the following categories:

	September 30,
	2007		2006
Single-family (1-4 units)	$2,980,173	57.91%	$4,285,519	80.34%
Apartments (5+ units)	517,500	10.05%	242,500	4.55%
Commercial	1,649,117	32.04%	805,821	15.11%
Total	$5,146,790	100.00%	$5,333,840	100.00%

As of September 30, 2007, the Partnership held 25 loans secured by deeds of trust.  The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of September 30, 2007

	# of
	Secured
	Loans	Amount	Percent
1st Mortgages	13	$2,971,302	57.73%
2nd Mortgages	11	$1,975,488	38.38%
3rd Mortgages	1	200,000	3.89%
Total	25	$5,146,790	100.00%

Maturing prior to 12/31/07	2	$342,500	6.66%
Maturing between 01/01/08 and 12/31/08	4	1,064,569	20.68%
Maturing between 01/01/09 and 12/31/09	4	1,074,117	20.87%
Maturing after 12/31/09	15	2,665,604	51.79%
Total	25	$5,146,790	100.00%

Average secured loan as a % of secured loan portfolio		$205,872	4.00%
Largest secured loan as a % of secured loan portfolio		$436,617	8.48%
Smallest secured loan as a % of secured loan portfolio		$64,227	1.25%
Average secured loan-to-value at time of loan based on
appraisals and prior liens at time of loan			56.69%

The Partnership’s largest loan in the principal amount of $436,617 represents 8.48% of outstanding secured loans and 7.08% of Partnership assets.  At times, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to loan payoffs and/or limited partner withdrawals.

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

At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  For the three month periods ended September 30, 2007 and 2006, the Partnership made distributions of earnings to limited partners of $36,520 and $37,628, respectively.  For the nine month periods ended September 30, 2007 and 2006, the Partnership made distributions of earnings to limited partners of $111,656 and $110,642, respectively.  Distribution of earnings to limited partners for the three month periods ended September 30, 2007 and 2006, to limited partners’ capital accounts and not withdrawn was $57,820 and $58,712, respectively.  Distribution of earnings for the nine month periods ended September 30, 2007 and 2006, to limited partners’ capital accounts and not withdrawn was $173,164 and $171,638, respectively.  As of each of September 30, 2007 and 2006, limited partners electing to withdraw earnings represented 39% of the limited partners’ outstanding capital accounts.

The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations.  For the three month periods ended September 30, 2007 and 2006, $13,118 and $1,531, respectively, was liquidated subject to the 10% and/or 8% penalty for early withdrawal.  For the nine month periods ended September 30, 2007 and 2006, $37,717 and $4,477, respectively, was liquidated subject to the 10% and/or 8% penalty for early withdrawal.  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.

Additionally, for the three month periods ended September 30, 2007 and 2006, $76,847 and $76,846, respectively, was liquidated by limited partners who have elected a liquidation program over a period of five years or longer.  For the nine month periods ended September 30, 2007 and 2006, $242,003 and $220,731, respectively, was liquidated by limited partners who have elected a liquidation program over a period of five years or longer.

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

Current Economic Conditions.

Economic activity as measured by Gross Domestic Product increased from 3.4% to 3.9% during the third quarter of 2007.  It is anticipated in the fourth quarter of 2007 the Gross Domestic Product will decline from the third quarter and will likely come in below the second and third quarter 2007 measures.  Unemployment remained unchanged for the third quarter of 2007 at 4.7%, with the slowdown in construction and real estate portions of the economy, unemployment may trend higher.  Inflation remained low with a 2.8% increase from September of 2006 to September of 2007.  Of particular concern are the high energy costs the economy must bear; throughout much of 2007 oil prices have been increasing.  During November2007, per barrel oil prices are at all time highs, approaching $100 per barrel.  The Federal Reserve met twice in the fall of 2007; in acknowledgement of the turmoil in the financial markets from weaker real estate markets, the sub prime loan crisis and desires to increase liquidity, the Federal Reserve reduced their benchmark federal funds rate by 0.50% in September 2007 and a further 0.25% in October 2007, for a total reduction of 0.75%.  These were the first rate cuts in more than two years.  Still concerned about the threat of inflation the Federal Reserve has not given much indication about whether it is through lowering the federal funds rate for this year.   Long term interest rates, represented by the 10-year treasury bonds, have responded somewhat to the lowered federal funds rates.  As long term interest rates are not directly related to the federal funds rate it is likely to take some time before the lowering of the federal funds rate will have some affect.  During late October and early November, 2007 the ten year treasury yields did decline. On November 9, 2007 the 10 year Treasury bill fell to 4.23% from a yield of 5.03% on June 29, 2007, 4.65% on March 30, 2007 and 4.68% on January 2, 2007.   Mortgage interest rates have likewise declined and are near 2007 lows for a conforming 30-year loan.  Freddie Mac reported weekly survey results for November 8, 2007 of 6.24% for a 30-year fixed rate conforming loan versus a rate of 6.67% on June 28, 2007. This is the lowest 30-year fixed rates on conforming loans since May.17, 2007 when they averaged 6.21%.  These lower interest rates may help real estate acquisitions become more affordable for residential purchasers providing a stimulus to the sluggish residential market.

While the economy seems to overall remain healthy, loan delinquencies have been rising.  Of particular concern are loan delinquencies in the “sub prime” residential real estate lending arena. Delinquencies of sub prime borrowers increased significantly during the third quarter of 2007.  Delinquencies overall have begun to increase significantly as borrowers in and outside of the sub-prime arena have begun to default on their loans with increasing frequency. In California, “notice of default” filings increased 34.5% during the third quarter of 2007 as compared to the second quarter of 2007, and increased 166.6% from the third quarter of 2006 according to DataQuick Information Systems of La Jolla (“DataQuick”).  Sales of residential properties have continued to slow.  Sales of homes and condominiums in the nine-county San Francisco Bay Area during September 2007 were down 31.3 % from August and down 40.1% from September, 2006 (DataQuick).  Sales have decreased on a year over year basis for the last 32 months.  September was the slowest month in DataQuick’s statistics which go back to 1988.  Median home prices have not changed significantly as the median price paid for a Bay Area home was $625,000 during September, 2007 which was down from $655,000 in August and up 0.8 percent from $620,000 for September, 2006 (Source:  DataQuick).  Southern California fared similarly to the San Francisco Bay Area as sales of new and resale houses and condominiums sold in Los Angeles, Riverside, San Diego, Ventura, San Bernardino and Orange counties were down 29.9% from August 2007 and down 48.5% from September 2006.  According to DataQuick the median price paid for a Southland home was $462,000 in September 2007 down 4.0% from September 2006.

The partnership loans outstanding as of September 30, 2007, carried an average loan-to-value ratio of 56.69% based on appraised value and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include reductions in principal on senior indebtedness through amortization of payments after the moan was made.  Borrowers with residential properties may find it difficult to refinance or sell their properties should they have difficulty making their payments.  In these circumstances the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies incorporated into the loan documents which often result in a foreclosure of the property.  Slow and longer sales periods coupled with a general lack of financing alternatives have forced many borrowers and lenders into making difficult choices. Residential real estate activity and values have declined from the second quarter.

Commercial properties performance moderated in the third quarter of 2007.  The San Francisco citywide net absorption was 190,000 square feet and rent increases tapered to 3.8% during the third quarter of 2007.  This left asking rents at $50 a square foot for Class A central business district space and Class B space at an average rate of $35.80 for downtown space according to Grubb and Ellis.  Other regions in the San Francisco Bay Area exhibited similar results indicating a continuing healthy commercial real estate marketplace.

Management believes that our loan-to-value ratio of 56.69% will assist the partnership in weathering loan delinquencies and foreclosures that may occur.

Part I – Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, and loans held in the Partnership’s portfolio as of September 30, 2007.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011.  The carrying values of these assets and liabilities approximate their fair market values:

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$342,107						$342,107
Average interest rate	4.22%						4.22%

Unsecured loans				$756,370			$756,370
Average interest rate				0.00%			0.00%

Loans secured by deeds
of trust	$342,500	1,064,569	1,074,117	246,000	1,559,350	860,254	$5,146,790
Average interest rate	9.25%	9.50%	10.08%	9.25%	9.25%	9.34%	9.49%

Market Risk.

The Partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in general interest rates.  The majority of the Partnership’s mortgage loans earn interest at fixed rates.  Changes in interest rates may also affect the value of the Partnership’s investment in mortgage loans and the rates the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners.  If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership’s existing loans at fixed rates will generally tend to decrease.  The risk is mitigated by the fact the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off.  If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.  In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.  The Partnership does not hedge or otherwise seek to manage interest rate risk.  The Partnership does not enter into risk sensitive instruments for trading purposes.

ASSET QUALITY

A consequence of lending activities is occasionally losses will be experienced and the amount of such losses will vary from time to time, depending upon the risk characteristics of the loan portfolio as affected by economic conditions and  the financial experiences of borrowers.  Many of these factors are beyond the control of the general partners.  There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment.

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership.  As of September 30, 2007 the general partners have determined the allowance for loan losses and real estate owned of $307,576 (4.99% of net assets) is adequate in amount.  Due to the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  As of September 30, 2007, no loans were past maturity or in foreclosure.  Three loans totaling $458,752 were 90 days or more delinquent in interest payments.

The Partnership owns (through previous foreclosure) one property: an undeveloped property located in East Palo Alto, California.  The land is owned with two other affiliated partnerships.  The Partnership’s net investment in the land at September 30, 2007 was $130,215, or 2.11% of Partnership assets.  This property was previously under contract for sale, but such contract was terminated by the potential buyer in July 2007.   The property is currently listed for sale.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of September 30, 2007, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded the Partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership required to be included in our periodic filings with the Securities and Exchange Commission.  There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, the Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November, 2007.

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
November 14, 2007

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
November 14, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify that, to the best of my knowledge:

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
November 14, 2007

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that, to the best of my knowledge:

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
November 14, 2007