Form 10-K
period 2007-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 2008-03-31
CIK 811592

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
Index to Form 10-K

December 31, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

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

As of June 30, 2007, the aggregate value of limited partnership Units held by non-affiliates was $6,181,674. This calculation is based on the capital account balance of the limited partners and excludes partnership Units held by the general partners.

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

The Partnership was formed in September 1987, with an approved 120,000 Units of $100 each ($12,000,000).  The Units were offered on a “best efforts” basis through broker/dealer member firms of the Financial Industry Regulatory Agency (FINRA).  It immediately began issuing Units and began investing in loans in October 1987.  The offering terminated in September 1989, and as of that date 97,725.94 limited partner Units were sold realizing proceeds of $9,772,594.  At December 31, 2007, the Partnership had a balance of secured loans totaling $4,944,898 with interest rates thereon ranging from 8.50% to 10.50%.

Currently first, second and third mortgage loans comprise 55.91%, 40.05% and 4.04% respectively, of the total amount of secured loan portfolio.  Single Family (1-4 units) homes comprise 57.67% of the secured mortgage loans, down from 79.1% in 2006.  Commercial secured loans comprise 31.70% of the portfolio, an increase of 17.04% from 2006.  The major concentration of secured loans, comprising 52.14% of the total secured loans, is in the nine counties that comprise the San Francisco Bay Area.  The remaining balance is primarily in counties adjacent to the San Francisco Bay Area and in Northern California (32.63%) and in Southern California (15.23%).  Currently secured loan amounts average $206,037.  Some of the secured loans are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk.  Average equity per loan transaction, which is our loan plus any senior loans, divided by the property’s appraised value, subtracted from 100%, stood at 42.00%, based on senior loans and appraised values at the inception of our loan.  Generally, the greater the equity, the greater the protection for the lender.  The Partnership’s loan portfolio did not have any property in foreclosure as of the end of December 2007.

Delinquencies are discussed under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the year ended December 31, 2007 and 2006 the Partnership did not take back any collateral from defaulted borrowers.

For the years 2005, 2006 and 2007, the Partnership’s revenues were $522,282, $484,648 and $511,604, respectively.  The changes in revenues were the result of the combination of varying average loan balances, and the related average interest rates.  For 2005, 2006 and 2007 these combinations were $4,876,596 and 9.13%, $4,830,820 and 9.20% and $4,912,259 and 9.62%, respectively.  Cash flow generated from mortgage interest and loan pay-downs and pay-offs was used to meet limited partner capital and earnings liquidations and the excess was used to make mortgage loans or for other proper Partnership purposes.  Withdrawals by limited partners were $457,825, $468,966 and $527,873 for the three years ended December 31, 2005, 2006 and 2007, respectively.

During the year 2007, the Partnership’s annualized yield on compounding accounts was 6.25% and on monthly distributing accounts it was 6.08%.

Competition and General Economic Conditions.

The Partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the Partnership.  Many of these lenders are not portfolio lenders and rely upon their ability to sell notes they have funded in order to provide further capital resources to continue their lending operations.  In addition, many competitors, due to their size, are unable to regularly entertain loan requests at or above $1,000,000, thus reducing the competition and allowing the Partnership to provide higher quality loans and/or higher returns.

From 2004 through 2006, competition for real estate loans was strong, particularly among residential lenders.  Partly due to competitive factors, underwriting standards decreased and innovative loan products developed.  As a result, many borrowers who previously had a difficult time obtaining real estate financing were able to obtain real estate loans.  In 2007, real estate purchase volumes continued to decline from their highs in 2005.  Accompanying lower purchase volumes, loan demand decreased, values began to decline and loan delinquencies began to increase.  Together, these factors, as well as others, contributed to a reduced demand for mortgage backed securities.  Lenders reliant upon the sale of their notes to provide additional capital for lending faced a credit squeeze, pressure on capital, and earnings.  During 2007, over 250 lenders ceased to do business in the United States, resulting in diminished competition in the lending industry.  The general partners believe the lower level of competition may provide an opportunity for the Partnership to seek well-qualified borrowers with desirable security for its lending operations.  It is possible that coupon rates may rise as competition lessens, and as interest rate spreads increase a clearer risk return equation may develop.

During 2007, the national economy itself has decelerated.  Real Gross Domestic Product, the output of goods and services produced by labor and property located in the United States increased at an annual rate of 0.6% in the fourth quarter of 2007 as compared to 2.1% in the fourth quarter of 2006.  For the first through fourth quarters of 2007, Real Gross Domestic Product was 0.6%, 3.8%, 4.9% and 0.6% as compared to 4.8%, 2.4%, 1.1% and 2.1% for the first through fourth quarters of 2006.  The Federal Reserve is not forecasting a recession but does anticipate slow growth for this year and higher unemployment.

The unemployment rate for the United States increased in the fourth quarter of 2007 to 5.0% as compared to 4.7% for the third quarter, 4.7% for the second quarter and 4.5% for the first quarter.  In January and February of 2008, the national unemployment rate fell to 4.9% and 4.8%, respectively.  On a comparison basis, the annual unemployment rates for the United States were 4.6% for 2007, 4.6% for 2006, 5.1% for 2005 and 5.5% for 2004.  In California, unemployment rates increased 1% year over year from 4.9% in December 2006 to 5.9% as of December 2007.  Unemployment is a significant indicator of a borrower’s ability to make payments.

Month to month, inflation has been volatile throughout 2006 and 2007.  The cost of oil, a component in inflation, has fluctuated but followed a significant upward trend rising to $110 per barrel in March of 2008.  The Consumer Price Index for All Urban Consumers decreased in December of 2007 by 0.1% before seasonal adjustment, but was up by 4.1% for the year.  Consumer Price Index increases were 2.5% for 2006, 3.4% for 2005 and 1.9% for 2004.  At the same time, interest rates have been declining as the Federal Reserve has exhibited strong resolve in attempting to stimulate the economy through a variety of means, including lowering the Federal Funds Rate.  After having left the Federal Funds Rate unchanged at 5.25% for more than two years, in September 2007 the Federal Reserve acted to decrease the Federal Funds Rate by 0.50%, then again by 0.25% in October 2007, 0.25% in December 2007, 1.25% in January 2008, and 0.75% in March 2008 to a level of 2.25%.  Long term interest rates, represented by the 10 year treasury bonds, have responded somewhat to the lowered Federal Funds Rates.  However, as long term rates are not directly related to the Federal Funds Rate, it is likely to take some time before the lowering of the Federal Funds Rate will have its full effect.  As of September 30, 2007, the 10 year Treasury yield was 4.61%, at December 31, 2007 it was 4.04%, and at March 22, 2008 it was 3.34%.  The lowering of the Federal Funds Rate has also had an effect of lowering interest rates on longer term maturities.   These lower interest rates help the affordability of owning real estate.

Mortgage rates have responded slowly to the Federal Reserves actions to lower interest rates.  Freddie Mac reports average interest rates for 30 year fixed rate conforming loans were 6.16% for March of 2007, 6.66% for June of 2007, 6.38% for September of 2007, 6.10% for December of 2007 and 5.87% on March 20, 2008.  Historically, the annual average rate for 30 year fixed rate conforming mortgages has been 6.34% in 2007, 6.41% in 2006, 5.87% in 2005, and 5.83% in 2004.  The recent downward trend in interest rates on real estate loans should begin to stimulate real estate sales volumes, which have been declining since their high point in 2005.

On a national level, both residential sales volumes and median home prices dropped in 2007.  Sales of existing homes as reported by the National Association of Realtors declined from 7,076,000 in 2005 to 6,478,000 in 2006 and to 5,652,000 in 2007.  The median national sales price of existing homes was $219,000 in 2005.  It increased to $221,900 in 2006 and then declined to $219,000 in 2007.

The Partnership is expecting a reduced number of lenders in the marketplace along with strengthened underwriting standards throughout the industry.  Each of these factors is expected to lead to increased lending opportunities.  Nevertheless, in many of our lending areas, residential real estate values have been declining, which will require the Partnership to be diligent in determining appropriate loan to value parameters.  In addition, the slowing economy will create less demand and perhaps further increases in unemployment, which might make it more difficult for borrowers to meet their monetary obligations.  Lowered interest rates and the Federal Reserve’s efforts to further stimulate the economy could mitigate these factors and have positive effects on the Partnership and borrowers’ abilities to meet their financial obligations.

Secured Loan Portfolio

As of December 31, 2007, a summary of the Partnership’s secured loan portfolio is set forth below.

Loans as a Percentage of Appraised Value

First Trust Deed Loans	$2,764,524
Second Trust Deed Loans	1,980,374
Third Trust Deed Loans	200,000
Total loans	$4,944,898

Priority Positions due other Lenders at Time of Loan	5,715,592

Total Debt	$10,660,490

Appraised Property Value at time of loan	$18,380,414

Total Secured Loans as a % of Appraisal based on
appraisals and prior liens at date of loan	58.00%

Number of Secured Loans Outstanding	24

Average Secured Loan	206,037
Average Secured Loan as a % of Partners’ Capital	3.37%
Largest Secured Loan Outstanding	400,000
Largest Secured Loan as a % of Partners’ Capital	6.54%
Largest secured Loan as a % of Total Assets	6.53%

Secured Loans as a Percentage of Total Loans	Percent
First Trust Deeds	55.91%
Second Trust Deeds	40.05%
Third Trust Deeds	4.04%
Total	100.00%

Secured Loans by Type of Property	Amount	Percent
Single Family (1-4 units)	$2,851,528	57.67%
Commercial	1,567,745	31.70%
Apartments	525,625	10.63%

Total	$4,944,898	100.00%

The following is a distribution of secured loans outstanding as of December 31, 2007 by California Counties:

	Total
	Secured
California County	Loans	Percent

San Francisco Bay Area Counties
San Francisco	$1,100,625	22.26%
Alameda	905,488	18.31%
Solano	355,245	7.18%
Contra Costa	216,981	4.39%
Napa	—	—
San Mateo	—	—
Marin	—	—
Santa Clara	—	—
Sonoma	—	—
	2,578,339	52.14%

San Francisco Bay Area Adjacent Counties
San Joaquin	437,500	8.85%
Monterey	349,383	7.07%
Mariposa	121,671	2.46%
Stanislaus	107,543	2.17%
	1,016,097	20.55%

Other California Counties
Los Angeles	296,988	6.01%
Butte	289,569	5.86%
Orange	249,207	5.04%
San Bernardino	206,863	4.18%
El Dorado	200,000	4.04%
Shasta	107,835	2.18%
	1,350,462	27.31%

Total	$4,944,898	100.00%

Number of Loans in Foreclosure	0	$—

Scheduled maturity dates of secured loans as of December 31, 2007 are as follows:

Prior to December 31, 2008	$939,569
Between January 1, 2009 and December 31, 2009	992,745
Between January 1, 2010 and December 31, 2010	596,140
Between January 1, 2011 and December 31, 2011	1,556,694
Between January 1, 2012 and December 31, 2012	859,750
Thereafter	—
$4,944,898

The Partnership’s largest loan in the principal amount of $400,000 represents 8.09% of outstanding secured loans and 6.53% of Partnership assets.  Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

The scheduled maturities for 2008 includes no loans past maturity at December 31, 2007.  The Partnership occasionally allows borrowers to continue to make the regular interest payments on debt past maturity for periods of time.  In many instances the interest rate on these past maturity loans is higher than currently existing interest rates.  It is the Partnership’s experience loans can be refinanced or repaid before and after the maturity date.  Therefore, the table of scheduled maturities is not a forecast of future cash receipts.

Item 2 – Properties

The Partnership did not take back any collateral security from borrowers in 2007 and 2006.

The Partnership owns, through previous foreclosures, one property: an undeveloped parcel of land located in East Palo Alto, California.  The land is owned with two other affiliated partnerships.  The Partnership’s net investment in the land at December 31, 2007 is $130,215.  The property is currently listed for sale.

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

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units” and Related Unitholder Matters

120,000 Units at $100 each (minimum 20 Units) were offered through broker-dealer member firms of the Financial Industry Regulatory Authority (FINRA) on a “best efforts” basis (as indicated in Part I item 1).  All Units were sold to California residents.  Investors have the option of withdrawing earnings on a monthly, quarterly or annual basis or having their earnings retained in the Partnership.  Limited partners may withdraw from the Partnership in accordance with the terms of the partnership agreement subject to possible early withdrawal penalties.  There is no established public trading market for the Units.  As of December 31, 2007, 342 limited partners had a total capital balance of $6,106,854.

A description of the Partnership’s Units, transfer restrictions, and withdrawal provisions is more fully described under the section entitled “Description of Units” and “Summary of the Limited Partnership Agreement”, pages 38-42 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated herein by reference.

During the years 2005, 2006 and 2007, the Partnership’s annualized yield on compounding accounts was 6.15%, 6.13% and 6.25%, respectively.  During the years 2005, 2006 and 2007, the Partnership’s annualized yield on monthly distributing accounts was 5.99%, 5.96% and 6.08%, respectively.

Item 6 – Selected Financial Data

Redwood Mortgage Investors VI began operations in October, 1987.  Its financial condition and results of operation as of and for the five years ended December 31, 2007 were:

Balance Sheets

December 31,

	2007	2006	2005	2004	2003
Cash	$515,852	$161,114	$4,361,983	$1,090,027	$32,160

Loans
Loans, secured by deeds of trust	4,944,898	5,493,828	2,021,973	5,225,128	5,255,620
Loans, unsecured, net	769,858	712,643	144,098	261,276	242,462

Interest and other receivables
Accrued interest and late fees	77,320	68,329	22,138	61,364	54,562
Advances on loans	578	1,004	51	2,890	4,091
Receivable from affiliate	12,003	3,414	—	—	—

Less allowances for loan losses	(323,916)	(294,507)	(315,379)	(315,751)	(279,865)

Real estate held, net	130,215	130,215	130,215	128,902	1,312,773

Total assets	$6,126,808	$6,276,040	$6,365,079	$6,453,836	$6,621,803

Liabilities and Partners’ Capital

December 31,

	2007	2006	2005	2004	2003
Liabilities
Accounts payable	$—	$—	$—	$11,487	$13,064

Payable to affiliates	10,193	10,194	8,572	12,541	12,496
Total liabilities	10,193	10,194	8,572	24,028	25,560

Partners’ capital
Limited partners’ capital, subject
to redemption	6,106,854	6,256,085	6,346,746	6,420,047	6,586,482
General partners’ capital	9,761	9,761	9,761	9,761	9,761

Total partners’ capital	6,116,615	6,265,846	6,356,507	6,429,808	6,596,243

Total liabilities
and partners’ capital	$6,126,808	$6,276,040	$6,365,079	$6,453,836	$6,621,803

Statements of Income

	2007	2006	2005	2004	2003
Gross revenue	$511,604	$484,648	$522,282	$538,737	$491,640
Expenses	129,140	102,522	133,874	191,585	158,524
Net income	$382,464	$382,126	$388,408	$347,152	$333,116

Net income:
to general partners (1%)	$3,822	$3,821	$3,884	$3,472	$3,331
to limited partners (99%)	378,642	378,305	384,524	343,680	329,785
	$382,464	$382,126	$388,408	$347,152	$333,116
Net income per $1,000 invested
by limited partners for
entire period:
- where income is compounded	$62	$61	$62	$54	$50

- where partner receives income
in monthly distributions	$61	$60	$60	$53	$49

Annualized yields when income is compounded or distributed monthly for the years 2003 through 2007 are outlined in the table below:

	Compounded	Distributed

2003	5.00%	4.89%
2004	5.40%	5.27%
2005	6.15%	5.99%
2006	6.13%	5.96%
2007	6.25%	6.08%

The average annualized yield, when income is compounded from inception through December 31, 2007 was 6.84%.  The average annualized yield, when income is distributed monthly, from inception through December 31, 2007 was 6.64%.

Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses during the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.  At December 31, 2007, we owned one real property that we had acquired through foreclosure in a prior year.

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

Real estate held includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2008 annualized yield estimates, additional foreclosures in 2008, expectations regarding the Partnership’s level of delinquency, plans to develop certain properties, beliefs relating to the impact on the Partnership from current conditions and trends in the “sub prime” lending markets, beliefs regarding the Partnership recovering the full value of its investment in certain properties, the expectation that borrower foreclosures will not have a material effect on liquidity, the use of excess cash flow and the intention not to sell the Partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions  For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount not to exceed 4% of the total Partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership.  For the years ended December 31, 2007, 2006 and 2005 loan brokerage commissions paid by the borrowers were $42,839, $124,116, and $52,248, respectively.

•
Mortgage Servicing Fees  Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Mortgage servicing fees of $0, $34,885 and $56,508 were incurred for the years ended December 31, 2007, 2006 and 2005, respectively.  In 2007 and 2006, Redwood Mortgage Corp. waived mortgage servicing fees totaling $48,506 and $9,824, respectively.

These servicing fees, including the 2007 and 2006 waived amounts, were charged at 1%, on an annual basis, of the outstanding principal balances.  If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the Partnership, then net income would have been reduced by approximately $24,253, $22,355 and $28,254 in 2007, 2006 and 2005, respectively.  Reducing net income reduces the annualized yields.  An increase or decrease in this fee within the limits set by the Partnership’s agreement directly impacts the yield to the limited partners.

•
Asset Management Fees  The general partners receive monthly fees for managing the Partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  For the years ended December 31, 2007, 2006 and 2005 management fees totaled $7,785, $5,942 and $12,031 respectively.  The general partners waived $15,571, $15,867 and $12,061 of additional asset management fees during 2007, 2006 and 2005, respectively.

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

•
Contributed Capital  The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of December 31, 2007 and 2006, a general partner, Gymno Corporation, had contributed $9,761 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations – For the years ended December 31, 2007, 2006 and 2005

Changes in the Partnership’s operating results for the years ended December 31, 2007 and 2006 are discussed below.

	Changes for the years ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$28,079	6.32%	$(45,639)	(9.32)%
Interest-interest bearing accounts	(8,982)	(26.44)%	17,227	102.85%
Late fee and other income	7,859	122.76%	(9,222)	(59.02)%
	26,956	5.56%	(37,634)	(7.21)%

Expenses
Mortgage servicing fees	(34,885)	(100.00)%	(21,623)	(38.27)%
Asset management fees	1,843	31.02%	(6,089)	(50.61)%
Clerical costs through Redwood Mortgage Corp.	(1,216)	(14.47)%	(806)	(8.75)%
Provisions for losses on loans and real estate held	50,615	242.50%	(19,187)	(1,138.69)%
Professional services	3,090	5.58%	13,673	32.78%
Other	7,171	38.18%	2,680	16.64%
	26,618	25.96%	(31,352)	(23.420%
Net income	$338	0.09%	$(6,282)	(1.62)%

Please refer to the above table throughout the discussions of Results of Operations.

The increase in interest on loans for 2007 was due to an increase in the average loan portfolio balance to $4,912,259 during 2007 from an average of $4,830,820 in 2006.  The increase in income was also enhanced by an increase in the average interest rate earned from 9.20% in 2006 to 9.62% for 2007.  The decrease in interest on loans for 2006 was due to the decline in the average loan portfolio balance to $4,830,820 in 2006 from an average loan portfolio balance of $4,876,596 in 2005 and to the Partnership collecting $43,021 in additional interest in 2005 from a loan previously categorized as impaired.  This loan was paid off in 2005.

Interest from interest bearing accounts decreased in 2007 due a reduction in the average account balances from $1,490,983 in 2006 to $885,637 for 2007.  The increase in 2006 represents interest earned on a larger average balance, which increased to $1,490,983 for 2006 from an average balance of $1,220,447 in 2005.  Average interest rates for the years ended December 31, 2007, 2006 and 2005 were 2.82%, 2.28%, and 1.37%, respectively.

The increase in late fees and other income for 2007 was due to increases of $1,173 for late fees, $3,364 for early withdrawal penalties and $3,322 for miscellaneous items.  The decrease for 2006 was due to decreases of miscellaneous fees of $5,709, early withdrawal penalties of $1,197 and reduction in late charges of $2,316.

The decrease in mortgage servicing fees for 2007 was due to a waiver of these fees by Redwood Mortgage Corp.  The decrease in mortgage servicing fees for 2006 was due to 2005 results being boosted by the payment of servicing fees of $9,439 on an impaired loan, and Redwood Mortgage waiving part of their mortgage servicing fees totaling $9,824 in 2006.  The average loan portfolio balance also decreased in 2006 to $4,830,820 from an average loan portfolio balance of $4,876,596 in 2005.

The slight increase in asset management fees for 2007 is due to a waiver in 2006 of $1,891 by the general partners.  The decrease in asset management fees for 2006 was primarily due to the Partnership paying the full 3/8% asset management fee during the final three months of 2005 instead of a reduced fee of 1/8% as agreed upon by the general partners.  In 2006 the Partnership paid asset management fees at a reduced rate of 1/8% for three quarters only and waived $1,891 for one quarter, resulting in total waived asset management fees of $15,867 in 2006.  The reduction was also due to a reduction in limited partners’ capital from $6,346,746 in 2005 to $6,256,085 in 2006.

The decrease in clerical costs for both 2007 and 2006 was primarily attributable to reduced clerical costs in servicing this Partnership.

Provisions for loan losses increased in 2007.  Management increased the allowance for loan losses in light of the increase in loans under workout agreements from one ($152,698) in 2006 to three ($423,045) at year end 2007, the increase in the number of delinquent loans to three ($541,952) in 2007 from two ($552,698) in 2006, and due to the weaker overall real estate economic conditions.  Also, in 2006, there was a recovery of $ 20,872 in the provision.  The decrease in the provision for losses on loans and real estate held for 2006 was due to the Partnership not allocating any additional provision and recording a recovery of $20,872 in 2006.  The general partners believed the reserve for loan losses of $323,916 and $294,507 as of December 31, 2007 and 2006, respectively, was considered to be adequate.

The increase in professional services for 2007 and 2006 was due to increased fees and the timing of professional services in 2006.  The increases were in both general accounting and attorney costs.

The increase in other expenses for both 2007 and 2006 was primarily due to costs associated with the upkeep of existing real estate properties held.  In 2007, 2006 and 2005 the upkeep costs were $18,687, $12,125, and $8,507, respectively.

As of September 2, 1989, the date the offering of the Partnership’s limited partner Units was formally closed, the Partnership had sold 97,725.94 limited partner Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each.  On December 31, 2007 the net capital of limited and general partners totaled $6,116,615.

The Partnership began funding loans in October 1987.  The Partnership’s secured loans outstanding as of December 31, 2007, 2006 and 2005 were $4,944,898, 5,493,828 and $2,021,973, respectively.  The average loan balances over this time period have remained relatively stable until November, 2005 when two loans totaling $3,060,100 were paid off and the loan portfolio balance reduced to $2,021,973.  It took a number of months to find and select appropriate loan investments to replace the large loan repayments in late 2005.  The Partnership utilized income, loan pay offs and proceeds from the sale of real estate held properties to meet limited partner capital liquidations and make additional loans.  During the years ended December 31, 2007, 2006 and 2005, loan principal collections and sale proceeds of the properties exceeded limited partner liquidations and Partnership expenses.

In 2007, the Partnership funded $1,654,246 in new loans versus pay-offs of $2,203,176.  The Partnership was unable to immediately invest all of the pay-offs back into new loans.  Therefore, loans funded in 2007 appear substantially less than loan pay-offs.  Cash held by the Partnership generated from these loan pay-offs is invested in interest bearing accounts until a new loan opportunity is presented.

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

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held expenses, sales activities, and borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied.  Based upon this and other information, the allowance for loan losses is increased or decreased.  Borrower foreclosures are a normal aspect of Partnership operations.  The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect we will on occasion take back real estate security.  At December 31, 2007 the Partnership had three loans past due 90 days or more in interest payments totaling $541,952.  As of December 31, 2007 the Partnership had no loans, past maturity in excess of 90 days.  The Partnership had no filed notices of default at December 31, 2007.  The Partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The Partnership had three workout agreements as of December 31, 2007, totaling $423,045.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  Management expects the number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times.  These workouts and delinquencies have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment.  Because of the number of variables involved, the magnitude of possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

As of December 31, 2007, 2006 and 2005 the Partnership’s real estate held balance was $130,215 in each year.  The Partnership has not taken back any collateral security from borrowers in 2006 or 2007.  The Partnership’s real estate held inventory consists of one property, an undeveloped piece of land.  The land is located in East Palo Alto, California.  The Partnership has held its interest in this land since April, 1993.  The land is owned with two other affiliated partnerships.  The general partners believe the current market value of the property significantly exceeds the Partnership’s and its affiliates’ net investment in the property.  This property is currently listed for sale.

Management provided $29,743 and recorded ($20,872) as (recovery)/provision for loan losses for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, the allowance for loan losses totaling $323,916 is considered to be adequate.  The Partnership may restructure loans.  This is done through the modification of an existing loan or by re-writing a whole new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate, or granting an additional loan.  In 2002, the Partnership restructured four previously impaired loans into two new secured loans with a lower interest rate, and two unsecured loans.  The amount restructured was $3,060,100.  The two secured restructured loans were paid off in November, 2005. During 2002, Redwood Mortgage Corp. provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses (in excess of the then established reserves) incurred by the Partnership with respect to these four restructured loans.  A partial paydown has been received against the two unsecured loans.  The balance remaining is reserved for in the Partnership’s allowance for loan losses.

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

For the years ended December 31, 2007, 2006 and 2005, the Partnership made distributions of earnings to limited partners of $153,305, $152,775 and $146,271, respectively.  Distribution of earnings to limited partners for the years ended December 31, 2007, 2006 and 2005 to limited partners’ capital accounts and not withdrawn was $225,337, $225,530, and $238,253, respectively.  As of December 31, 2007, 2006 and 2005 limited partners electing to withdraw earnings represented 40%, 40% and 40%, respectively, of the limited partners’ outstanding capital accounts.

The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of Partnership Agreement).  For the years ended December 31, 2007, 2006 and 2005, $55,174, $13,239 and $30,322, respectively, were liquidated subject to the 10% and/or 8% penalty for early withdrawal.  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2007, 2006 and 2005, respectively, and is expected by the general partners to commonly occur at these levels.

Additionally, for the years ended December 31, 2007, 2006 and 2005, $319,396, $302,952, and $281,232, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer.  Once the initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty.  This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity.  The general partners expect a portion of the limited partners to take advantage of this provision.  This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five.  The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, at which time the bulk of those limited partners who have sought withdrawal will have been liquidated.  After year eleven, liquidation generally subsides.

Actual liquidation of both capital and earnings for the three years ended December 31, 2007 was:

Years ended December 31,

	2007	2006	2005
Earnings	$153,305	$152,775	$146,271
Capital*	374,568	316,191	311,554

Total	$527,873	$468,966	$457,825

*These amounts represent gross of early withdrawal penalties.

In some cases in order to satisfy Broker Dealers and other reporting requirements, the general partners have valued the limited partners’ interest in the Partnership on a basis which utilizes a per Unit system of calculation, rather than based upon the investors’ capital account.  This information has been reported in this manner in order to allow the Partnership to integrate with certain software used by the Broker Dealers and other reporting entities.  In those cases, the Partnership will report to Broker Dealers, Trust Companies and others a “reporting” number of Units based upon a $1.00 per Unit calculation.  The number of reporting Units provided will be calculated based upon the limited partner’s capital account value divided by $1.00.  Each investor’s capital account balance is set forth periodically on the Partnership account statement provided to investors.  The reporting Units are solely for Broker Dealers requiring such information for their software programs and do not reflect actual Units owned by a limited partner or the limited partners’ right or interest in cash flow or any other economic benefit in the Partnership.  Each investor’s capital account balance is set forth periodically on the Partnership account statement provided to investors.  The amount of Partnership earnings each investor is entitled to receive is determined by the ratio that each investor’s capital account bears to the total amount of all investor capital accounts then outstanding.  The capital account balance of each investor should be included on any FINRA member client account statement in providing a per Unit estimated value of the client’s investment in the Partnership in accordance with NASD Rule 2340.

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

Current Economic Conditions.

The Partnership makes loans secured by California real estate.  The health of the California economy and real estate market is of primary concern to the Partnership as we rely upon the equity securing our loans for repayment.  The majority of our loans are secured by property located in Northern California, dominated by loans made in the nine counties of the San Francisco Bay Area.  As of December 31, 2007, approximately 52.14% of the loans held by the Partnership were located in the nine counties which comprise the San Francisco Bay Area region.

The California economy like the overall U.S. economy has slowed during the latter part of 2007.  California unemployment decreased from 5.1% in December of 2005, to 4.9% in December of 2006 and then steadily increased throughout 2007 to a rate of 5.9% as of December 2007.  According to UCLA Anderson Forecast Economists Ryan Ratcliff and Jerry Nickelsburg, California’s economy is expected to experience a slightly slower and prolonged period of sluggishness, but no recession.  They expect unemployment to peak at 6.1% in late 2008, with non-farm payroll growth remaining below 1% through the end of next year.  Real growth in Gross State Product and Personal Income is expected to be in the 1-2% range over the same period.

Residential real estate values are important to the Partnership as they provide the security behind our loans.  During 2006, residential real estate sales volumes began to decline from their highs in 2005.  The reduction in sales volumes continued throughout 2007.  In 2006 California residential real estate sales volumes declined 15.3% from 2005 and sales volumes further declined 26% compared to 2006 according to the California Association of Realtors (CAR).  In spite of these lower sales volumes, CAR reported the median sales price of a single family home in California increased in 2007 by 0.3%, from $556,430 to $558,100.  These numbers indicate a relatively stable market, but residential real estate values are very much locally driven.  CAR indicated regional price reductions in their median price value.  Examples include the California High Desert, Central Valley, and Sacramento regions experiencing price reductions between 6% and 10% in 2007.  Larger metropolitan regions such as the San Francisco Bay Area, Los Angeles, Santa Clara and Santa Barbara experienced price increases of 0.7% to 7.0%.  The slow down in residential real estate appreciation and the price depreciation in various regions is of concern to the Partnership as depreciation erodes the value of the real estate assets securing our loans.

Commercial real estate has fared well in 2007.  Rents continued to remain stable or escalate.  As reported by NAI BT Commercial, the San Francisco Bay Area as a whole reported a 40 basis-point decrease in vacancy from 2006 to push vacancy rates to 11.25% at the close of 2007.  This marked the lowest vacancy level for the Bay Area’s office market since the second quarter of 2001.  The overall average asking rate increased almost $0.50 during 2007 closing the year at $2.98 per square foot full service.  This represented a 19% increase from 2006 and a 44% increase from $2.07 nearly four years ago.  Strong commercial rents and occupancy combined to keep values strong and stable a healthy result for the commercial portion of the Partnership’s portfolio.

For the Partnership loans outstanding at December 31, 2007, the Partnership had an average loan-to-value of 58.00% computed based on appraised values and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.  Management believes low loan-to value ratios will assist the partnership in weathering loan delinquencies and foreclosures when they occur.

Contractual Obligations Table. – None

Item 7a – Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, and loans held in the Partnership’s portfolio as of December 31, 2007.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets and liabilities approximate their fair values as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$192,971						$192,971
Average interest rate	2.30%						2.30%
Unsecured loans				$639,338		$130,520	$769,858
Average interest rate				0%		0%	0%
Loans secured by deeds
of trust	$939,569	$992,745	$596,140	$1,556,694	$859,750	$—	$4,944,898
Average interest rate	9.43%	10.05%	9.25%	9.25%	9.34%	0.00%	9.46%

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

PORTFOLIO REVIEW – For the years ended December 31, 2007, 2006 and 2005

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of December 31, 2007, 2006 and 2005, the Partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Napa, Contra Costa, Marin, Solano and Sonoma) represented $2,578,339 (52.14%) $3,462,918 (63.04%) and $1,478,632 (73%), respectively, of the outstanding secured loan portfolio.  The remainder of loans held was secured primarily by real estate located in counties adjacent to the San Francisco Bay Area and in Northern California.

As of December 31, 2007, 2006 and 2005 the Partnership held 24, 26 and 9 secured loans, respectively, in the following categories:

December 31,

2007	2006	2005

Single family (1-4 units)	$2,851,528	57.67%	$4,345,689	79.10%	$1,703,472	84.25%
Apartments (5+ units)	525,625	10.63%	342,500	6.24%	—	—
Commercial	1,567,745	31.70%	805,639	14.66%	318,501	15.75%

Total	$4,944,898	100.00%	$5,493,828	100.00%	$2,021,973	100.00%

As of December 31, 2007, the Partnership held 24 loans secured by deeds of trust.  The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of December 31, 2007:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of December 31, 2007

	# of Loans	Amount	Percent

1st Mortgages	12	$2,764,524	55.91%
2nd Mortgages	11	1,980,374	40.05%
3rd Mortgages	1	200,000	4.04%
Total	24	$4,944,898	100.00%

Maturing 12/31/08 and prior	3	$939,569	19.00%
Maturing between 01/01/09 and 12/31/09	4	992,745	20.08%
Maturing between 01/01/10 and 12/31/10	3	596,140	12.05%
Maturing after 12/31/10	14	2,416,444	48.87%
Total	24	$4,944,898	100.00%

Average Loan		$206,037	4.17%
Largest Loan		400,000	8.09%
Smallest Loan		63,981	1.29%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			58.00%

The Partnership’s largest loan in the principal amount of $400,000 represents 8.09% of outstanding secured loans and 6.53% of Partnership assets.  Larger loans can sometimes represent over 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and also as a result of the restructuring several loans into one loan.

At December 31, 2007 and 2006, the Partnership had unsecured loans totaling $769,858 and $712,643, respectively.  Two of the loans are noninterest bearing and are due in monthly installments of $2,078 through May, 2009.  These monthly payments escalate at various times through the loan maturity date.  Interest has been imputed on these loans at interest rates for comparable loans made during the same periods.  During 2006, a loan in the amount of $571,494 became unsecured.  The Partnership has placed the loan on nonaccrual status.  The Partnership is pursuing collection efforts against the borrower for the entire amount of outstanding principal, advances and past due interest.  The general partners have established an allowance for loan losses for its unsecured loans as a protection against amounts that may ultimately prove uncollectible.

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership.  As of December 31, 2007 the general partners have determined the allowance for loan losses of $323,916 (5.30% of partners’ capital) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  As of December 31, 2007, there were no secured loans matured 90 days or more, and three secured loans delinquent in interest payments over 90 days, that were not matured, totaling $541,952.

The Partnership may also make loans requiring periodic disbursements of funds.  These loans include ground up construction of buildings and loans for rehabilitation of existing structures.  Interest on these loans is computed at simple interest method and only on the amounts disbursed on a daily basis. As of December 31, 2007 there were no such loans.

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors VI are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets – December 31, 2007 and 2006
•	Statements of Income for the years ended December 31, 2007, 2006 and 2005
•	Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005
•	Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
•	Notes to Financial Statements

B – Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Investors VI are included in Item 8:

•	Schedule II – Valuation and Qualifying Accounts
•	Schedule IV – Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REDWOOD MORTGAGE INVESTORS VI
(A CALIFORNIA LIMITED PARTNERSHIP)
FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION
AS OF DECEMBER 31, 2007 AND 2006
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VI
Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors VI (a California limited partnership) as of December 31, 2007 and 2006 and the related statements of income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Redwood Mortgage Investors VI’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VI as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

ARMANINO McKENNA  LLP
San Ramon, California
March 28, 2008

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Balance Sheets
December 31, 2007 and 2006

ASSETS

	2007	2006

Cash and cash equivalents	$515,852	$161,114

Loans
Loans, secured by deeds of trust	4,944,898	5,493,828
Loans, unsecured, net of discount of $85,627 and
$97,860 in 2007 and 2006, respectively	769,858	712,643
Allowance for loan losses	(323,916)	(294,507)
Net loans	5,390,840	5,911,964

Interest and other receivables
Accrued interest and late fees	77,320	68,329
Advances on loans	578	1,004
Receivable from affiliate	12,003	3,414
Total interest and other receivables	89,901	72,747

Real estate held, net	130,215	130,215

Total assets	$6,126,808	$6,276,040

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Payable to affiliate	$10,193	$10,194
Total liabilities	10,193	10,194

Partners’ capital
Limited partners’ capital, subject to redemption	6,106,854	6,256,085
General partners’ capital	9,761	9,761
Total partners’ capital	6,116,615	6,265,846

Total liabilities and partners’ capital	$6,126,808	$6,276,040

The accompanying notes are an integral part of these financial statements

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues
Interest on loans	$472,348	$444,269	$489,908
Interest - interest bearing accounts	24,995	33,977	16,750
Late fees, prepayment penalties and fees	14,261	6,402	15,624
	511,604	484,648	522,282

Expenses
Mortgage servicing fees		34,885	56,508
Asset management fees	7,785	5,942	12,031
Clerical costs from Redwood Mortgage Corp.	7,190	8,406	9,212
Provisions for (recovery of) losses on loans
and real estate held	29,743	(20,872)	(1,685)
Professional services	58,469	55,379	41,706
Other	25,953	18,782	16,102
	129,140	102,522	133,874

Net income	382,464	382,126	388,408

Net income
General partners (1%)	$3,822	$3,821	$3,884
Limited partners (99%)	378,642	378,305	384,524

	$382,464	$382,126	$388,408

Net income per $1,000 invested by limited partners
for entire period
Where income is reinvested	$62	$61	$62
Where partner receives income in
monthly distributions	$61	$60	$60

The accompanying notes are an integral part of these financial statements

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2007, 2006 and 2005

	Limited	General
	Partners	Partners	Total

Balances at December 31, 2004	$6,420,047	$9,761	$6,429,808

Net income	384,524	3,884	388,408
Early withdrawal penalties	(2,256)	—	(2,256)
Partners’ withdrawals	(455,569)	(3,884)	(459,453)

Balances at December 31, 2005	6,346,746	9,761	6,356,507

Net income	378,305	3,821	382,126
Early withdrawal penalties	(1,059)	—	(1,059)
Partners’ withdrawals	(467,907)	(3,821)	(471,728)

Balances at December 31, 2006	6,256,085	$9,761	$6,265,846

Net income	378,642	3,822	382,464
Early withdrawal penalties	(4,423)	—	(4,423)
Partners’ withdrawals	(523,450)	(3,822)	(527,272)

Balances at December 31, 2007	$6,106,854	$9,761	$6,116,615

The accompanying notes are an integral part of these financial statements

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$382,464	$382,126	$388,408
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for (recovery of) losses on loans
and real estate held	29,743	(20,872)	(1,685)
Early withdrawal penalties credited to income	(4,423)	(1,059)	(2,256)
Change in discount on unsecured loans	(12,233)	(9,174	13,212
Change in operating assets and liabilities
Loans, unsecured	(44,982)	9,319	103,966
Accrued interest and late fees	(9,325)	(80,937)	39,226
Advances on loans	426	(3,338)	2,839
Receivable from affiliate	(8,589)	(3,414)	—
Accounts payable	—	—	(11,487)
Payable to affiliate	(1)	1,622	(3,969)
Net cash provided by operating activities	333,080	274,273	528,254

Cash flows from investing activities
Principal collected on loans	2,203,176	1,150,206	5,061,405
Loans originated	(1,654,246)	(5,153,620)	(1,858,250)

Proceeds from disposition of real estate	—	—	—
Net cash provided by (used in) investing activities	548,930	(4,003,414)	3,203,155

Cash flows from financing activities
Partners’ withdrawals	(527,272)	(471,728)	(459,453)

Net increase (decrease) in cash and cash equivalents	354,738	(4,200,869)	3,271,956

Cash and cash equivalents at beginning of year	161,114	4,361,983	1,090,027

Cash and cash equivalents at end of year	$515,852	$161,114	$4,361,983

The accompanying notes are an integral part of these financial statements

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

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

2.	Summary of Significant Accounting Policies

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held. Actual results could differ significantly from these estimates.

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

If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  At December 31, 2007 and 2006 there was one unsecured loan totaling $639,338 and $571,494, respectively, that was considered impaired by the Partnership.  The average recorded investment in impaired loans was $319,669 and $285,747 for the years ended December 31, 2007 and 2006, respectively.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

Loans, secured by deeds of trust (continued)

At December 31, 2007 and 2006, the Partnership had three secured loans respectively, past maturity or past due 90 days or more in interest payments or principal, totaling $541,952 and $802,698, respectively.  In addition, accrued interest, late charges and advances on these secured loans totaled $28,007 and $25,829 at December 31, 2007 and 2006, respectively.  The Partnership does not consider any of these secured loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership, and is still accruing interest on these loans.  At December 31, 2007 and 2006, as presented in Note 9, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated was 58.00% and 64.22% respectively.  When loans are considered impaired the allowance for loan losses are updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio tends to minimize reductions for impairment.

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

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses was as follows:

	December 31,
	2007		2006

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at End of Year
Applicable to:

Domestic
Real estate - mortgage
Single family (1-4 units)	$75,283	57.67%	$54,559	79.10%
Apartments	3,942	10.63%	2,569	6.24%
Commercial	19,597	31.70%	11,144	14.66%
Total real estate - mortgage	$98,822	100.00%	$68,272	100.00%

Unsecured loans	$225,094	100.00%	$226,235	100.00%
Total unsecured loans	$225,094	100.00%	$226,235	100.00%

Total allowance for loan losses	$323,916	100.00%	$294,507	100.00%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows:

Years Ended December 31,

	2007	2006	2005
Balance at beginning of year	$294,507	$315,379	$315,751

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	(334)	—	—
Apartments	—	—	—
Commercial	—	—	—
	(334)	—	—
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—	—
Apartments	—	—	—
Commercial	—	—	—
	—	—	—
Net charge-offs	(334)	—	—
Additions/(recovery) charge to operations	29,743	(20,872)	(1,685)
Transfer from real estate held reserve	—	—	1,313

Balance at end of year	$323,916	$297,507	$315,379

Ratio of net charge-offs during the period to
average secured loans outstanding during
the period	0.00%	0.00%	0.00%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

The Partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.  Periodically, Partnership cash balances exceed federally insured limits.

Real estate held

Real estate held includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.

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

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.  During 2007, 2006 and 2005, late fee revenue of $6,041, $4,868, and $7,184, respectively, was recorded.  The Partnership has a late fee receivable at December 31, 2007 and 2006 of $2,349 and $1,818, respectively.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income.  SFAS 156 is effective in the first quarter of 2007.  The adoption of SFAS 156 is not expected to have a material impact on the Partnership’s financial condition and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, along with the interim periods within those fiscal years.  Early adoption is prohibited.  Management is currently evaluating the impact and timing of the adoption of SFAS 160 on the Partnership’s financial condition.

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The Partnership adopted FIN 48 in the first quarter of 2007.  The adoption of FIN 48 did not have a material impact on the Partnership’s financial condition and results of operations.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements.  SAB 108 states that in evaluating the materiality of financial statement misstatements, an entity must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.  SAB 108 was effective for the year ended December 31, 2006.  The application of SAB 108 did not have an impact on the Partnership’s financial condition and results of operations.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

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
December 31, 2007, 2006 and 2005

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

The following are commissions and fees that are paid to the general partners and affiliates:

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount not to exceed 4% of the total Partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership.  In 2007, 2006 and 2005, loan brokerage commissions paid by the borrowers were $42,839, $124,116, and $52,248, respectively.

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued.  Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans.  Mortgage servicing fees of $0, $34,885 and $56,508, were incurred for 2007, 2006 and 2005, respectively.  The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $10,193 and $10,194 at December 31, 2007 and 2006, respectively.  During 2007 and 2006, Redwood Mortgage Corp. waived $48,506 and $9,824 of mortgage servicing fees, respectively.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

4.	General Partners and Related Parties (continued)

Asset management fee

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  Asset management fees of $7,785, $5,942, and $12,031, were incurred for 2007, 2006 and 2005, respectively.  During 2007 2006 and 2005, the general partners waived $15,571, $15,867 and $12,061 of asset management fees, respectively.

Other fees

The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees.  These fees are incurred by the borrowers and paid to the general partners or affiliates.

Operating expenses

The Partnership receives certain operating and administrative services from Redwood Mortgage Corp.  Redwood Mortgage Corp. may be reimbursed by the Partnership for operating expenses incurred on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  During 2007, 2006 and 2005, operating expenses totaling $7,190, $8,406 and $9,212, respectively, were reimbursed to Redwood Mortgage Corp.  To the extent that some operating and administrative services were not reimbursed, the financial position and results of Partnership operation may be different.

5.	Real Estate Held

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of December 31, 2007 and 2006:

	2007	2006

Costs of properties	$130,215	$130,215
Reduction in value	—	—

Real estate held, net	$130,215	$130,215

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

6.	Income Taxes

The following reflects a reconciliation of partners’ capital reflected in the financial statements to the tax basis of Partnership capital:

	2007	2006

Partners’ capital per financial statements	$6,116,615	$6,265,846
Allowance for loan losses and real estate	323,916	294,507

Partners’ capital tax basis	$6,440,531	$6,560,353

In 2007 and 2006, approximately 73% and 72%, respectively, of taxable income was allocated to tax-exempt organizations (e.g., retirement plans).

7.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents - The carrying amount equals fair value. All amounts, including interest-bearing accounts are subject to immediate withdrawal.

(b)
Secured loans carrying value was $4,944,898 and $5,493,828 at December 31, 2007 and 2006, respectively.  The fair value of these loans $4,899,012 and $5,567,904, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c) Unsecured loans carrying value was $769,858 and $712,643 at December 31, 2007 and 2006, respectively.  The fair value of these loans approximates their carrying value after consideration of the allowance for loan losses established by the general partners on these loans.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

8.	Non-Cash Transactions

During 2006, a previously secured loan became unsecured which resulted in a decrease to secured loans, advances and accrued interest of $531,559, $2,385 and $34,745, respectively, and an increase to unsecured loans of $568,689.

9.	Loan Concentrations and Characteristics

Most loans are secured by recorded deeds of trust.  At December 31, 2007 and 2006, there were 24 and 26 secured loans outstanding respectively, with the following characteristics:

	2007	2006

Number of secured loans outstanding	24	26
Total secured loans outstanding	$4,944,898	$5,493,828

Average secured loan outstanding	$206,037	$211,301
Average secured loan as percent of total secured loans	4.17%	3.85%
Average secured loan as percent of partners’ capital	3.37%	3.37%

Largest secured loan outstanding	$400,000	$500,000
Largest secured loan as percent of total secured loans	8.09%	9.10%
Largest secured loan as percent of partners’ capital	6.54%	7.98%
Largest secured loan as percent of total assets	6.53%	7.97%

Number of counties where security
is located (all California)	14	15
Largest percentage of secured loans in one county	22.26%	19.29%

Number of secured loans in foreclosure	—	1
Amounts of secured loans in foreclosure	$—	$400,000

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

9.	Loan Concentrations and Characteristics (continued)

The following categories of secured loans were held at December 31, 2007 and 2006:

	2007	2006

First trust deeds	$2,764,524	$3,365,234
Second trust deeds	1,980,374	2,128,594
Third trust deeds	200,000	—
Total loans	4,944,898	5,493,828
Prior liens due other lenders at time of loan	5,715,592	5,177,399

Total debt	$10,660,490	$10,671,227

Appraised property value at time of loan	$18,380,414	$16,617,341

Average secured loan to appraised value
of security based on appraised values and prior
liens at time loan was consummated	58.00%	64.22%

Loans by type of property
Single family (1-4 units)	$2,851,528	$4,345,689
Apartments	525,625	342,500
Commercial	1,567,745	805,639

	$4,944,898	$5,493,828

Interest rates on the loans range from 8.50% to 10.50% at December 31, 2007 and 2006.

Scheduled maturity dates of secured loans as of December 31, 2007 are as follows:

Year Ending December 31,
2008	$939,569
2009	992,745
2010	596,140
2011	1,556,694
2012	859,750
Thereafter	—

$4,944,898

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

9.	Loan Concentrations and Characteristics (continued)

The scheduled maturities for 2008 had no loans which were past maturity at December 31, 2007.  Occasionally, the Partnership allows borrowers to continue to make the payments on loans past maturity for periods of time.  It is the Partnership’s experience loans can be refinanced or repaid before the maturity date.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

10.	Commitments and Contingencies

Workout agreements

The Partnership periodically negotiates various contractual workout agreements with borrowers.  The Partnership is not obligated to fund additional money as of December 31, 2007.  There are three loans in a workout agreement as of December 31, 2007.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

11.         Selected Financial Information (Unaudited)

Calendar Quarter

	First	Second	Third	Fourth	Annual
Revenues
2007	$ 130,633	$ 120,180	$ 128,359	$ 132,432	$ 511,604
2006	$ 79,665	$ 133,238	$ 137,961	$ 133,784	$ 484,648

Expenses
2007	$ 34,199	$ 24,210	$ 33,066	$ 37,665	$ 129,140
2006	$ (14,355)	$ 39,440	$ 40,648	$ 36,789	$ 102,522

Net income allocated
to general partners
2007	$ 964	$ 960	$ 953	$ 945	$ 3,822
2006	$ 940	$ 938	$ 973	$ 970	$ 3,821

Net income allocated
to limited partners
2007	$ 95,470	$ 95,010	$ 94,340	$ 93,822	$ 378,642
2006	$ 93,080	$ 92,860	$ 96,340	$ 96,025	$ 378,305

Net income per $1,000 invested
Where income is
Reinvested
2007	$ 15	$ 15	$ 16	$ 16	$ 62
2006	$ 15	$ 15	$ 15	$ 16	$ 61

Withdrawn
2007	$ 15	$ 15	$ 15	$ 16	$ 61
2006	$ 15	$ 15	$ 15	$ 15	$ 60

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005

	B	C - Additions			E
	Balance at	Charged to	Charged to		Balance
A	Beginning	Costs and	Other	D	at End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2005

Deducted from asset accounts

Allowance for loan losses	$315,751	$(1,685)	$1,313	$—	$315,379

Cumulative write-down of
real estate held (REO)	1,313	—	(1,313)	—	—
	$317,064	$(1,685)	$—	$—	$315,379
Year Ended December 31, 2006

Deducted from asset accounts

Allowance for loan losses	$315,379	$(20,872)	$—	$—	$294,507

Cumulative write-down of
real estate held (REO)	—	—	—	—	—
	$315,379	$(20,872)	$—	$—	$294,507

Year Ended December 31, 2007

Deducted from asset accounts

Allowance for loan losses	$294,507	$29,743	$—	$(334)	$323,916

Cumulative write-down of
real estate held (REO)	—	—	—	—	—
	$294,507	$29,743	$—	$(334)	$323,916

Note (a) - Represents sales of REO.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Schedule IV
Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2007

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount	Carry	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	of Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Description	Rate	Date	Terms	Liens	Amount	Investment	or Interest	Lien	Location
Res.	8.50%	03/01/08	1,771	—	250,000	250,000	—	1st	Monterey
Res.	9.25%	06/01/10	2,057	198,779	250,000	245,515	—	2nd	Alameda
Comm.	9.50%	02/01/09	2,078	—	262,500	262,500	—	1st	San Joaquin
Res.	9.63%	03/01/08	2,326	—	290,000	289,569	289,569	1st	Butte
Res.	9.63%	04/01/11	1,062	173,882	125,000	121,671	—	2nd	Mariposa
Comm.	9.88%	04/01/08	3,292	—	400,000	400,000	—	1st	Alameda
Res.	8.88%	04/01/11	517	580,000	64,644	63,981	—	2nd	Contra Costa
Res.	9.63%	05/01/11	850	—	100,000	99,021	—	1st	Los Angeles
Res.	9.75%	06/01/11	601	75,015	70,000	69,481	—	2nd	San Bernardino
Res.	9.75%	06/01/11	859	255,618	100,000	99,383	99,383	2nd	Monterey
Res.	8.88%	07/01/11	2,958	866,667	400,000	400,000	—	2nd	San Francisco
Res.	9.00%	06/01/11	1,609	1,020,306	200,000	197,967	—	2nd	Los Angeles
Apts.	9.25%	01/01/10	1,932	424,606	242,500	250,625	—	2nd	San Francisco
Res.	9.75%	10/01/11	932	—	108,500	107,835	—	1st	Shasta
Res.	9.00%	12/06/11	1,950	—	260,000	259,973	—	1st	Alameda
Res.	10.00%	01/01/12	1,275	—	153,000	153,000	153,000	1st	Contra Costa
Res.	9.75%	12/01/11	1,186	—	138,000	137,382	—	1st	San Bernardino
Apts.	9.25%	01/01/10	771	—	100,000	100,000	—	1st	San Francisco
Res.	9.75%	05/01/12	926	163,230	107,800	107,543	—	2nd	Stanislaus
Res.	9.25%	06/01/12	2,057	445,918	250,000	249,207	—	2nd	Orange
Comm.	10.50%	07/01/09	3,212	—	450,000	355,245	—	1st	Solano
Comm.	9.00%	07/01/12	2,625	—	350,000	350,000	—	1st	San Francisco
Comm.	10.00%	03/01/09	1,667	475,698	200,000	200,000	—	3rd	El Dorado
Apts.	10.00%	02/01/09	1,458	1,035,873	175,000	175,000	—	2nd	San Joaquin

Total			$39,971	$5,715,592	$5,046,944	$4,944,898	$541,952

Note: Most loans have balloon payments due at maturity.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Schedule IV
Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (Continued)

Reconciliation of carrying amount (cost) of loans at close of periods

Year ended December 31,

	2007	2006	2005

Balance at beginning of year	$5,493,828	$2,021,973	$5,225,128
Additions during period
New loans	1,654,246	5,153,620	1,858,250
Other	—	—	—
Total additions	1,654,246	5,153,620	1,858,250

Deductions during period
Collections of principal	2,203,176	1,150,206	5,061,405
Foreclosures	—	—	—
Cost of loans sold	—	—	—
Amortization of premium	—	—	—
Other	—	531,559	—
Total deductions	2,203,176	1,681,765	5,061,405

Balance at close of year	$4,944,898	$5,493,828	$2,021,973

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Partnership’s independent registered public accounting firm during the years ended December 31, 2007 and 2006.

Item 9a – Controls and Procedures

The Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded the Partnership’s disclosure controls and procedures were effective in timely alerting the general partners to material information related to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.

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

The General Partners.

Michael R. Burwell. Michael R. Burwell, age 51, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present).  Mr. Burwell is licensed as a real estate sales person.

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

The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2007.  All such compensation is in compliance with the guidelines and limitations set forth in the partnership agreement.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
I. Redwood Mortgage Corp.	Loan Servicing Fee for servicing loans	$0

General Partners &/or Affiliates	Asset Management Fee for managing assets	$7,785

General Partners	1% interest in profits	$3,822

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in connection
	with the review, selection, evaluation, negotiation, and extension
	of the loans paid by the borrowers and not by the Partnership	$42,839

Redwood Mortgage Corp.	Processing and Escrow Fees for services in connection with
	notary, document preparation, credit investigation, and escrow
	fees payable by the borrowers and not by the Partnership	$3,562

Gymno Corporation	Reconveyance Fee	$239

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . $7,190

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the Partnership by the principal accountant for 2007 and 2006 are as follows:

Audit Fees  The aggregate fees billed during the years ended December 31, 2007 and 2006 for professional services rendered for the audit of the Partnership’s annual financial statements included in the Partnership’s Annual Report on Form 10-K and review of financial statements included in the Partnership’s Quarterly Reports on Form 10-Q were $47,120 and $51,581, respectively.

Audit Related Fees  There were no fees billed during the years ended December 31, 2007 and 2006 for audit-related services.

Tax fees  The aggregate fees billed for tax services for the years ended December 31, 2007 and 2006 were $4,338 and $4,138, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees  There were no other fees billed during the years ended December 31, 2007 and 2006.

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2008.

REDWOOD MORTGAGE INVESTORS VI

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 31st day of March, 2008.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	March 31, 2008

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary & Chief Financial Officer of Gymno Corporation (Principal Financial and Accounting Officer); Director of Gymno Corporation	March 31, 2008

Exhibit 31.1

GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VI, a California Limited Partnership (the “Registrant”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

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

/s/ Michael R. Burwell
____________________________
Michael R. Burwell, General Partner
March 31, 2008

Exhibit 31.2

PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, certify that:

1.      I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VI, a California Limited Partnership (the “Registrant”);

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

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
March 31, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
March 31, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
March 31, 2008