Form 10-Q
period 2008-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 2008-05-15
CIK 811592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Part I – Item I.    FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
BALANCE SHEETS
MARCH 31, 2008 (unaudited) AND DECEMBER 31, 2007 (audited)

ASSETS

	March 31,	December 31,
	2008	2007

Cash and cash equivalents	$461,149	$515,852

Loans
Loans, secured by deeds of trust	4,976,583	4,944,898
Loans, unsecured, net discount of $82,569 and $85,627 for
March 31, 2008 and December 31, 2007, respectively	785,492	769,858

Less allowance for loan losses	(335,108)	(323,916)
Net loans	5,426,967	5,390,840

Interest and other receivables
Accrued interest and late fees	62,051	77,320
Advances on loans	849	578
Receivable from affiliate	12,388	12,003
Total interest and other receivables	75,288	89,901

Real estate held, net	130,215	130,215

Total assets	$6,093,619	$6,126,808

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Payable to affiliate	$8,594	$10,193
Total liabilities	8,594	10,193

Partners’ capital
Limited partners’ capital, subject to redemption	6,075,264	6,106,854
General partners’ capital	9,761	9,761
Total partners’ capital	6,085,025	6,116,615

Total liabilities and partners’ capital	$6,093,619	$6,126,808

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (unaudited)

	2008	2007
Revenues
Interest on loans	$120,328	$124,417
Interest-interest bearing accounts	2,531	3,859
Late charges, prepayment penalties and fees	1,982	2,357
Total revenues	124,841	130,633
Expenses
Asset management fees	1,916	1,963
Clerical costs through Redwood Mortgage Corp.	1,637	1,908
Provision for losses on loans and real estate held	11,192	44
Professional services	17,898	19,524
Other	1,269	10,760
Total expenses	33,912	34,199
Net income	$90,929	$96,434

Net income: general partners (1%)	$909	$964
limited partners (99%)	90,020	95,470
	$90,929	$96,434
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$15	$15

-where partner receives income in monthly
distributions	$15	$15

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (unaudited)

	2008	2007
Cash flows from operating activities
Net income	$90,929	$96,434
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for loan losses and real estate	11,192	44
Early withdrawal penalties credited to income	(871)	(837)
Amortization of discount on unsecured loans	(3,058)	(3,058)
Change in operating assets and liabilities
Loans, unsecured	(12,576)	(4,794)
Accrued interest and advances on loans	15,269	19,745
Advances on loan	(271)	—
Receivable from affiliate	(385)	(11,616)
Payable to affiliate	(1,599)	(1)

Net cash provided by operating activities	98,630	95,917

Cash flows from investing activities
Principal collected on loans	292,928	801,720
Loans originated	(324,613)	—

Net cash provided by (used in) investing activities	(31,685)	801,720

Cash flows from financing activities
Partners’ withdrawals	(121,648)	(125,885)

Net increase (decrease) in cash and cash equivalents	(54,703)	771,752

Cash and cash equivalents – beginning of period	515,852	161,114

Cash and cash equivalents – end of period	$461,149	$932,866

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may be in excess of federally insured limits.

Loans secured by deeds of trust

At March 31, 2008 and December 31, 2007, the partnership had two and three loans respectively, past maturity or past due 90 days or more in interest payments or principal, totaling $252,224 and $541,952, respectively. In addition, accrued interest, late charges and advances totaled $12,398 and $28,007 at March 31, 2008 and December 31, 2007, respectively.  The partnership does not consider any of these loans to be impaired because there is sufficient collateral to cover the outstanding amount due to the partnership, and interest is still accruing on these loans.  At March 31, 2008 and December 31, 2007, as presented in Note 6, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 58.17% and 58.00%, respectively.

Loans unsecured by deeds of trust

If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. At March 31, 2008 and December 31, 2007 there were three unsecured loans totaling $785,492 and $769,858, respectively, considered impaired by the partnership.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

The composition of the allowance for loan losses was as follows:

	March 31, 2008		December 31, 2007
		Percent of		Percent of
		loans in		loans in
		each		each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at end of period
Applicable to:
Domestic
Real estate – mortgage
Single family (1-4 units)	$88,320	57.83%	$75,283	57.67%
Apartments	2,630	7.05%	3,942	10.63%
Commercial	17,479	35.12%	19,597	31.70%
Land	—	—	—	—
Total real estate – mortgage	$108,429	100%	$98,822	100%

Unsecured loans	$226,679	100%	$225,094	100%
Total unsecured loans	$226,679	100%	$225,094	100%

Total allowance for losses	$335,108	100%	$323,916	100%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows for the three months ended March 31, 2008 and the year ended December 31, 2007:

Three Months Ended		Year Ended
March 31, 2008		December 31, 2007
Balance at beginning of period	$323,916	$294,507

Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	(334)
Apartments	—	—
Commercial	—	—
Land	—	—
	—	(334)
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	—	(334)
Additions/(recovery) charge to operations	11,192	29,743
Transfer from (to) real estate held reserve	—	—

Balance at end of period	$335,108	$323,916

Ratio of net charge-offs during the period to
average secured loans outstanding during the period	0.00%	0.01%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

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
MARCH 31, 2008 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. waived $12,388 in mortgage servicing fees during the first quarter of 2008.

Asset management fee

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  During the first quarter of 2008, the general partners charged the partnership one-third of the maximum allowable rate, thus foregoing $3,832 and receiving $1,916.

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

NOTE 4 – REAL ESTATE HELD

In 1993 the partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, California.  The general partners believe the current market value of this property is higher than its carrying value.  As of March 31, 2008, the partnership’s investment in this property was $130,215.  The property is currently listed for sale.

The following table reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Cost of property	$130,215	$130,215
Reduction in value	—	—

Real estate held, net	$130,215	$130,215

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.
(b)
Secured loans had a carrying value of $4,976,583 and $4,944,898 at March 31, 2008 and December 31, 2007, respectively.  The fair value of these loans of $5,004,815 and $4,964,891, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)
Unsecured loans had a carrying value of $785,492 and $769,858 at March 31, 2008 and December 31, 2007, respectively.  The fair value of these loans approximates their carrying value after consideration of the loan losses established by the general partners on these loans.

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS

At March 31, 2008 and December 31, 2007, the loans secured by recorded deeds of trust had the following characteristics:

	March 31,	December 31,
	2008	2007
Number of secured loans outstanding	24	24
Total secured loans outstanding	$4,976,583	$4,944,898

Average secured loan outstanding	$207,358	$206,037
Average secured loan as percent of total secured loans	4.17%	4.17%
Average secured loan as percent of partners’ capital	3.41%	3.37%

Largest secured loan outstanding	$400,000	$400,000
Largest secured loan as percent of total secured loans	8.04%	8.09%
Largest secured loan as percent of partners’ capital	6.57%	6.54%
Largest secured loan as percent of total assets	6.56%	6.53%

Number of counties where security is located (all California)	14	14

Largest percentage of secured loans in one county	22.12%	22.26%

Number of secured loans in foreclosure status	—	—
Amounts of secured loans in foreclosure	$—	$—

Over time, loans may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

First trust deeds	$2,798,815	$2,764,524
Second trust deeds	1,977,768	1,980,374
Third trust deeds	200,000	200,000
Total loans	4,976,583	4,944,898
Prior liens due other lenders at time of loan	5,715,592	5,715,592

Total debt	$10,692,175	$10,660,490

Appraised property value at time of loan	$18,380,414	$18,380,414

Total loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	58.17%	58.00%

Loans by type of property
Single family (1-4 units)	$2,878,100	$2,851,528
Apartments	350,625	525,625
Commercial	1,747,858	1,567,745
	$4,976,583	$4,944,898

Scheduled maturity dates of secured loans as of March 31, 2008 are as follows:

Amount

Prior to December 31, 2008	$400,000
Between January 1, 2009 and December 31, 2009	1,247,858
Between January 1, 2010 and December 31, 2010	595,644
Between January 1, 2011 and December 31, 2011	1,554,294
Between January 1, 2012 and December 31, 2012	859,287
Thereafter	319,500

$4,976,583

No loans were past maturity at March 31, 2008.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Workout agreements

From time to time, the partnership negotiates various contractual workout agreements with borrowers.  Under the terms of these workout agreements the partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans. As of March 31, 2008 and December 31, 2007, there were one and three loans, respectively, in workout agreements.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held.  At March 31, 2008, there was one real estate property held, acquired through foreclosure in a prior year.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2008 annualized yield estimates, the intention not to sell the partnership’s loan portfolio and the expectation foreclosures will not have a material effect on liquidity. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $2,500 and $0 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp. or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Redwood Mortgage Corp. waived the entire loan servicing fees, totaling $12,388 and $12,967 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  The general partners have historically not charged the maximum allowable rate.  The table below summarizes the results for the three month periods ended March 31, 2008 and 2007.

	March 31,	March 31,
	2008	2007

Maximum chargeable	$5,748	$5,889
Waived	(3,832)	(3,926)
Net charged	$1,916	$1,963

•
Other Fees   The partnership agreement provides the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $455 and $185 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $909 and $964 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Operating Expenses   An affiliate of the partnership, Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursement was $1,637 and $1,908 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of each of March 31, 2008 and 2007, a general partner, Gymno Corporation, had contributed $9,761 as capital in accordance with the partnership agreement.

Results of Operations.

Changes in the partnership’s operating results are tabulated for reference and discussed below:

	Changes during the three months ended March 31, 2008 versus 2007
	Dollars	Percent
Revenue
Interest on loans	$(4,089)	(3.29)%
Interest-bearing accounts	(1,328)	(34.41)
Late fees	(375)	(15.91)
	(5,792)	(4.43)

Expenses
Mortgage servicing fees	—	—
Asset management fees	(47)	(2.39)
Clerical costs through Redwood Mortgage Corp.	(271)	(14.20)
Provision for losses on loans and real estate	11,148	25,336.36
Professional services	(1,626)	(8.33)
Other	(9,491)	(88.21)
	(287)	(0.84)

Net income	$(5,505)	(5.71)%

Please refer to the above table throughout the discussions of Results of Operations

The decrease in interest on loans for the three month period ended March 31, 2008 as compared to the same period in 2007 was primarily due to a decrease in the average loan portfolio balance from $5,063,146 for 2007 to $4,960,611 for 2008.  Also the effective weighted average interest rate decreased from 9.59% for 2007 as compared to 9.46% for 2008.  Each period includes $3,058 in income gained through amortization of discount on unsecured notes.  The decrease in interest from interest-bearing accounts for the three month period ended March 31, 2008 as compared to 2007 was due to a lower average balance of deposits in the interest-bearing accounts and a lower average rate of interest earned.  The partnership maintained an average balance of $502,715 in 2008 as compared to $593,881 in 2007.  The average interest rate earned on the deposits was approximately 2.29% for 2008 and 2.83% in 2007.

The decrease in late charge revenue and other fees for the three month period ended March 31, 2008 as compared to the same period in 2007 was due to a decrease in late charge income.

Mortgage servicing fees for the three month periods ended March 31, 2008 and 2007 were waived by the servicing agent, Redwood Mortgage Corp.  These fees would have otherwise cost the partnership $12,388 and $12,967 for the three month periods ended March 31, 2008 and 2007, respectively.

The increase in the provision for losses on loans and real estate held for the three month period ended March 31, 2008 as compared to 2007 was due to management’s decision to increase the allowance for losses to reflect the current market conditions.

The decrease in professional services for the three month period ended March 31, 2008 as compared to the same period in 2007, was due to general decreases in professional costs for legal services, audits, tax return processing and the timing of billing.

The decrease in other expenses for the three month period ended March 31, 2008 as compared to 2007 was due to incurring $9,676 of legal fees in 2007 on one real estate property held.

Partnership capital decreased from $6,116,615 at December 31, 2007 to $6,085,025 at March 31, 2008.  The decrease is attributable to continued earnings and capital liquidations.  The partnership capital declined $149,231 in 2007 and is anticipated to decrease at a similar rate in 2008.

The partnership began funding loans in October 1987.  The aggregate principal balance of the partnership’s secured loans outstanding as of March 31, 2008 and December 31, 2007 were $4,976,583 and $4,944,898, respectively.    The partnership anticipates new loan investments meeting its loan guidelines will be funded during the remainder of 2008.

The partnership’s delinquencies are within the normal historical range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last twenty-seven years.  Foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on liquidity.  As of March 31, 2008, there were no loans with a filed notice of default.  As of March 31, 2008 and 2007, the partnership’s real estate held account balance was $130,215.

Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs.  Typically, this amount exceeds partnership expenses and earnings and partner liquidation requirements.  As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect we will on occasion take back real estate security.  At March 31, 2008, the partnership had no loans past maturity, two loans were delinquent in interest payments and one unsecured loan was considered to be impaired.  The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The partnership had one workout agreement as of March 31, 2008.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult times and conversely fall during good economic times.  Workout agreements have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment.  Due to the number of variables involved, the magnitude of possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ materially from estimates made by the general partners.

As of each of March 31, 2008 and 2007, the partnership’s real estate held balance was $130,215.  The partnership has not taken back any collateral security from borrowers in 2007 or during the quarter ended March 31, 2008.  The partnership’s real estate held inventory consists of one property.  This property is an undeveloped piece of land, located in East Palo Alto, California.  The partnership has held its interest in this land since April, 1993.  The land is owned with two other affiliated partnerships. This property was previously under contract for sale, but the contract was terminated by the potential buyer in July, 2007.  The property is currently listed for sale.

Management made a provision of $11,192 and $44 to the loan loss reserve during the three month periods ended March 31, 2008 and 2007, respectively.  The allowance for loan loss reserve of $335,108 and $323,916 as of March 31, 2008 and December 31, 2007, respectively, is considered to be adequate for the secured loan portfolio balances of $4,976,583 and $4,944,898, respectively.

PORTFOLIO REVIEW

Loan Portfolio

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of March 31, 2008 and 2007, the partnership’s secured loans in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa) represented $2,582,792 (52%) and $2,909,326 (62%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in other counties of Northern California.

As of March 31, 2008 and 2007, the partnership held 24 and 22 loans, respectively, in the following categories:

	March 31,
	2008		2007
Single family homes(1-4 units)	$2,878,100	57.83%	$3,544,349	75.54%
Apartments (5+ units)	350,625	7.05%	342,500	7.30%
Commercial	1,747,858	35.12%	805,259	17.16%

Total	$4,976,583	100.00%	$4,692,108	100.00%

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of March 31, 2008:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of March 31, 2008

	# of Loans	Amount	Percent

1st Mortgages	12	$2,798,815	56.24%
2nd Mortgages	11	1,977,768	39.74%
3rd Mortgages	1	200,000	4.02%
Total	24	$4,976,583	100.00%

Maturing prior to 12/31/08	1	$400,000	8.04%
Maturing between 01/01/09 and 12/31/09	5	1,247,858	25.07%
Maturing between 01/01/10 and 12/31/10	3	595,644	11.97%
Maturing after 12/31/10	15	2,733,081	54.92%
Total	24	$4,976,583	100.00%

Average Loan		$207,358	4.17%
Largest Loan		400,000	8.04%
Smallest Loan		63,817	1.28%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			58.17%

The partnership’s largest loan in the principal amount of $400,000 represents 8.04% of outstanding secured loans and 6.56% of partnership assets.  At times, loans may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to loan payoffs and/or limited partner withdrawals.

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

At the time of subscription to the partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  For the three month periods ended March 31, 2008 and 2007, the partnership made distributions of earnings to limited partners of $35,105 and $37,924, respectively.  Distribution of earnings to limited partners for the three month periods ended March 31, 2008 and 2007, to limited partners’ capital accounts and not withdrawn was $54,915 and $57,546, respectively. As of March 31, 2008 and 2007, limited partners electing to withdraw earnings represented 39% and 40%, respectively, of the limited partners’ outstanding capital accounts.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations.  For the three month periods ended March 31, 2008 and 2007, $10,888 and $11,023, respectively, was liquidated subject to the 10% and/or 8% penalty for early withdrawal.  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of March 31, 2008 and 2007, and is expected by the general partners to commonly occur at these levels.

Additionally, for the three month periods ended March 31, 2008 and 2007, $75,617 and $76,811, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer.

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

Current Economic Conditions.

The partnership primarily makes secured mortgage loans in California with the bulk of its lending concentrated in the San Francisco Bay Area and its outlying communities.  The economic health of California and, in particular, the San Francisco Bay Area, plays a significant role in the performance of the real estate industry, and property values, which provide the underlying collateral for our loans.  California’s economic vitality is driven by numerous diverse industries including tourism, finance, entertainment, shipping, technology, agriculture and government.

Over the last several years, the United States economy and California’s economy have been slowing.  Many have expressed fears of a recession.  Although decelerating over the last four years, United States Gross Domestic Product (GDP) continued to remain positive with annual growth rates of 3.6%, 3.1%, 2.9% and 2.2% for the years 2004 through 2007.  GDP has continued to increase with a 0.6% gain in the first quarter of 2008.  The University of California at Los Angeles, Anderson Forecast predicts “real estate weakness will remain a significant drag on the economy, leaving us treading water—but not slipping under the waves into recession.”

The United States unemployment rate, another factor in borrowers’ ability to service their indebtedness, reached a low of 4.4% in December 2006 and has gradually risen to 5.0% in December 2007. As of March 2008, the United States unemployment rate was 5.1%.  The upward unemployment trend turned around in April 2008 when the unemployment rate declined to 5.0%. California’s unemployment pattern has in many ways mimicked the national unemployment rate.  California’s unemployment rate reached its most recent low of 4.8% in November 2006 and has steadily climbed to a preliminary estimate of 6.2% as of March 2008.

Inflation, as measured by the Consumer Price Index (CPI), was 3.1% estimated at a compounded annual rate for the first three months of 2008.  This compares favorably to the 2007 CPI increase of 4.1%.  Oil prices, however, have recently reached a new all-time high exceeding $120 per barrel in May 2008. This will place added upward pressure on the CPI.

The Federal Reserve, after having left the Federal Funds Rate unchanged at 5.25% for more than two years, began to react to the slowing economy, rising unemployment and the turmoil created by a credit crisis stemming from the sub prime mortgage loan market write downs.  The Federal Reserves’ initial goals were aimed at stimulating the economy, while keeping inflation in check and creating jobs. Later its efforts expanded to increase liquidity in the financial system.  Since the initial Federal Funds Rate reduction of 0.5% in September 2007, the Federal Reserve has further reduced this rate by 0.25% in October 2007, 0.25% in December 2007, 1.25% in January 2008, 0.75% in March 2008 and 0.25% in April 2008.  The Federal Funds Rate now stands at 2.00% as of May 12, 2008.  The prime rate offered by banks for borrowing has followed in lock step with the reductions in the Federal Funds Rate and is currently at 5.0%.  Like the Federal Funds Rate, the Prime Rate has been reduced by 3.25% since September 2007, a period of just seven months.  Short term treasury yields have also fallen, but the longer term yields represented by the 10 year treasury bonds have not decreased as dramatically.  As of May 1, 2008, the 10 year treasury yield was 3.78% compared to 4.04% at December 31, 2007 and 4.61% at September 30, 2007, shortly after the Federal Reserve began efforts to lower interest rates.

Mortgage rates have responded slowly to the Federal Reserve’s actions.  Freddie Mac reports average interest rates for 30 year fixed rate conforming loans were 6.66% for June 2007, 6.38% for September 2007, 6.10% for December 2007, 5.97% for March 2008 and most recently 5.92% for April 2008.  These declining mortgage rates have not had an appreciable effect on stimulating activity in the residential real estate market.

Loan delinquencies and foreclosures on residential real estate have been rising.  During the first quarter of 2008, the number of California homes in foreclosure increased to the highest level in more than 15 years.  Throughout California, lending institutions sent homeowners 113,676 default notices during the first quarter of 2008, an increase of 39.4% from the first quarter of 2007. (Dataquick)  On a national and local level, both residential sales volumes and median home prices have declined from their highs in 2005 and 2006.  Dataquick reported sales of new and resale houses and condominiums in California were up 19.8% from February 2008 but down 38.3% from March 2007.  The median price for a California single-family detached home was $413,980 in March 2008 compared to $582,930 in March 2007.  The San Francisco Bay Area median single-family detached home sales price was $704,580 in March 2008, down 10.2% from $784,730 in March 2007 (California Association of Realtors (CAR)).  CAR also reported their unsold inventory index, which indicates the number of months needed to deplete the market supply of homes at the current sales rate, was 11.6 months in March 2008 compared to 7.6 months in March 2007.

In this environment, borrowers owning residential properties may find it difficult to refinance or sell their properties should they encounter difficulty in making their mortgage payments.  In these circumstances, the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies incorporated into the loan documents, often resulting in a foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and tougher underwriting standards, have forced many borrowers and lenders to make difficult choices.  The partnership’s low average loan to value ratio of 58.17% may help provide equity to recoup individual outstanding loan balances should foreclosure of properties become necessary.

Commercial and multifamily real estate have continued to fare well in 2008.  Rents remain stable or escalating.  Colliers International reported Class A office rents in San Francisco averaged $50.92 per square foot, a rise of 1% the first quarter of 2008. Apartment rents the first quarter of 2008 were growing at a rate of 0.4% per quarter.  Since March 2007, rents have increased about 3.0% (RealFacts).  A stable commercial and apartment rental market helps keep values stable.  Stable rents and stable property values provide comfort that loans secured by these properties will perform well.

Part I – Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, and loans held in the partnership’s portfolio.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2008:

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$440,144						$440,144
Average interest rate	1.65%						1.65%
Unsecured loans				$785,492			$785,492
Average interest rate				0.00%			0.00%
Loans secured by deeds
of trust	$400,000	1,247,858	595,644	1,554,294	859,287	319,500	$4,976,583
Average interest rate	9.88%	9.74%	9.25%	9.25%	9.34%	9.63%	9.46%

Market Risk.

The partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in general interest rates.  The majority of the partnership’s mortgage loans earn interest at fixed rates. Changes in interest rates may also affect the value of the partnership’s investment in mortgage loans and the rates the partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners.  If interest rates increase, the interest rates the partnership obtains from reinvested funds will generally increase, but the value of the partnership’s existing loans at fixed rates will generally tend to decrease.  The risk is mitigated as the partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off.  If interest rates decrease, the amounts becoming available to the partnership for investment due to repayment of partnership loans may be reinvested at lower rates than the partnership had been able to obtain in prior investments, or than the rates on the repaid loans.  In addition, interest rate decreases may encourage borrowers to refinance their loans with the partnership at a time where the partnership is unable to reinvest in loans of comparable value.  The partnership does not hedge or otherwise seek to manage interest rate risk.  The partnership does not enter into risk sensitive instruments for trading purposes.

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of March 31, 2008 the general partners have determined the allowance for loan losses and real estate owned of $335,108 (5.51% of net assets) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  As of March 31, 2008, no loans were past maturity or in foreclosure.  Two loans totaling $252,224 were 90 days or more delinquent in interest payments.

The partnership owns (through previous foreclosure) one property; an undeveloped property located in East Palo Alto, California. The land is owned with two other affiliated partnerships.  The partnership’s net investment in the land at March 31, 2008 was $130,215, or 2.14% of partnership assets.  This property is currently listed for sale.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of March 31, 2008, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded the partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no significant changes in the partnership’s internal control over financial reporting during the partnership’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.                Legal Proceedings

From time to time the partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of May, 2008.

REDWOOD MORTGAGE INVESTORS VI

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell,, certify that:

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
May 15, 2008

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
May 15, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the partnership, certify, to the best of my knowledge:

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
May 15, 2008

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the partnership, certify, to the best of my knowledge:

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
May 15, 2008