Form 10-Q
period 2008-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 2008-08-14
CIK 811592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	No	XX

Part I – Item I.    FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
BALANCE SHEETS
JUNE 30, 2008 (unaudited) AND DECEMBER 31, 2007 (audited)

ASSETS

	June 30,	December 31,
	2008	2007

Cash and cash equivalents	$175,046	$515,852

Loans
Loans, secured by deeds of trust	5,225,718	4,944,898
Loans, unsecured, net discount of $79,511 and $85,627 for
June 30, 2008 and December 31, 2007, respectively	793,157	769,858

Less allowance for loan losses	(344,042)	(323,916)
Net loans	5,674,833	5,390,840

Interest and other receivables
Accrued interest and late fees	62,261	77,320
Advances on loans	1,104	578
Receivable from affiliate	12,483	12,003
Total interest and other receivables	75,848	89,901

Real estate held, net	130,215	130,215

Total assets	$6,055,942	$6,126,808

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Payable to affiliate	$8,413	$10,193
Total liabilities	8,413	10,193

Partners’ capital
Limited partners’ capital, subject to redemption	6,037,768	6,106,854
General partners’ capital	9,761	9,761
Total partners’ capital	6,047,529	6,116,615

Total liabilities and partners’ capital	$6,055,942	$6,126,808

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Revenues
Interest on loans	$124,936	$105,862	$245,264	$230,279
Interest-interest bearing accounts	917	11,265	3,448	15,124
Late charges, prepayment penalties and fees	1,653	3,054	3,635	5,411
Total revenues	127,506	120,181	252,347	250,814
Expenses
Mortgage servicing fees	—	—	—	—
Asset management fees	1,906	1,954	3,822	3,917
Clerical costs through Redwood Mortgage Corp.	1,587	1,831	3,224	3,739
Provision for (recovery of) losses on loans
and real estate held	8,934	(2,054)	20,126	(2,010)
Professional services	19,757	16,076	37,655	35,600
Other	6,322	6,404	7,591	17,164
Total expenses	38,506	24,211	72,418	58,410
Net income	$89,000	$95,970	$179,929	$192,404

Net income: general partners (1%)	$890	$960	$1,799	$1,924
limited partners (99%)	88,110	95,010	178,130	190,480
	$89,000	$95,970	$179,929	$192,404
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$14	$16	$29	$31

-where partner receives income in monthly
distributions	$14	$15	$29	$30

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (unaudited)

	2008	2007
Cash flows from operating activities
Net income	$179,929	$192,404
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for (recovery of) loan losses and real estate	20,126	(2,010)
Early withdrawal penalties credited to income	(1,415)	(1,877)
Amortization of discount on unsecured loans	(6,116)	(6,116)
Change in operating assets and liabilities
Loans, unsecured	(17,183)	(27,972)
Accrued interest and late fees	15,059	12,892
Advances on loan	(526)	—
Receivable from affiliate	(480)	(7,137)
Payable to affiliate	(1,780)	—

Net cash provided by operating activities	187,614	160,184

Cash flows from investing activities
Principal collected on loans	896,794	1,846,332
Loans originated	(1,177,614)	(1,265,755)

Net cash provided by (used in) investing activities	(280,820)	580,577

Cash flows from financing activities
Partners’ withdrawals	(247,600)	(264,938)

Net increase (decrease) in cash and cash equivalents	(340,806)	475,823

Cash and cash equivalents – beginning of period	515,852	161,114

Cash and cash equivalents – end of period	$175,046	$636,937

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may be in excess of federally insured limits.

Loans secured by deeds of trust

At June 30, 2008 and December 31, 2007, the partnership had three loans, past maturity or past due 90 days or more in interest payments or principal, totaling $488,043 and $541,952, respectively. In addition, accrued interest, late charges and advances totaled $18,305 and $28,007 at June 30, 2008 and December 31, 2007, respectively.  The partnership does not consider any of these loans to be impaired because there is sufficient collateral to cover the outstanding amount due to the partnership, and interest is still accruing on these loans.  At June 30, 2008 and December 31, 2007, as presented in Note 6, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 57.92% and 58.00%, respectively.

Loans unsecured, net

The partnership had unsecured loans, net of a discount, from three borrowers totaling $793,157 and $769,858 at June 30, 2008 and December 31, 2007, respectively.  Interest is not being accrued as these loans are considered impaired; however one borrower is making monthly payments of principal and interest.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

The composition of the allowance for loan losses was as follows:

	June 30, 2008		December 31, 2007
		Percent of		Percent of
		loans in		loans in
		each		each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at end of period
Applicable to:
Domestic
Real estate – mortgage
Single family (1-4 units)	$92,700	55.01%	$75,283	57.67%
Apartments	4,502	11.49%	3,942	10.63%
Commercial	17,509	33.50%	19,597	31.70%
Land	—	—	—	—
Total real estate – mortgage	$114,711	100%	$98,822	100%

Total unsecured loans	$229,331	100%	$225,094	100%

Total allowance for losses	$344,042	100%	$323,916	100%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows for the six months ended June 30, 2008 and the year ended December 31, 2007:

	June 30,	December 31,
	2008	2007
Balance at beginning of period	$323,916	$294,507

Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	(334)
Apartments	—	—
Commercial	—	—
Land	—	—
	—	(334)
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
Net charge-offs	—	(334)
Additions (recovery) charge to operations	20,126	29,743
Transfer to real estate held for sale reserve	—	—

Balance at end of period	$344,042	$323,916

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.00%	0.00%

Income taxes

No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the limited partners if and when income taxes apply.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
JUNE 30, 2008 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. waived $24,872 in mortgage servicing fees during the first half of 2008.

Asset management fee

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  During the first half of 2008, the general partners charged the partnership one-third of the maximum allowable rate, thus foregoing $7,644 and receiving $3,822.

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees.  These fees are incurred by the borrowers and paid to the general partners or their affiliates.

Clerical costs through Redwood Mortgage Corp.

The general partners or their affiliate, Redwood Mortgage Corp., are reimbursed by the partnership for all operating expenses incurred by them on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

NOTE 4 – REAL ESTATE HELD

In 1993 the partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, California.  The general partners believe the current market value of this property is higher than its carrying value.  As of June 30, 2008, the partnership’s investment in this property was $130,215.  The property is currently listed for sale.

The following table reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Cost of property	$130,215	$130,215
Reduction in value	—	—

Real estate held, net	$130,215	$130,215

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 5 – FAIR VALUE

On January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The Partnership deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The partnership determines the fair values of its financial assets and financial liabilities based on the fair value hierarchy established in SFAS 157. The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the partnership’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the partnership’s own data.

The partnership does not record loans at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)
Secured loans (Level 2).  The fair value of these loans of $5,262,084 and $4,899,012, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value off the collateral, the Partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the Partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans (Level 3).  Unsecured loans are valued at their principal less any discount or loss reserves management establishes after taking into account the borrower’s creditworthiness and their ability to repay the loan.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS

At June 30, 2008 and December 31, 2007, the loans secured by recorded deeds of trust had the following characteristics:

	June 30,	December 31,
	2008	2007
Number of secured loans outstanding	25	24
Total secured loans outstanding	$5,225,718	$4,944,898

Average secured loan outstanding	$209,029	$206,037
Average secured loan as percent of total secured loans	4.00%	4.17%
Average secured loan as percent of partners’ capital	3.46%	3.37%

Largest secured loan outstanding	$400,000	$400,000
Largest secured loan as percent of total secured loans	7.65%	8.09%
Largest secured loan as percent of partners’ capital	6.61%	6.54%
Largest secured loan as percent of total assets	6.61%	6.53%

Number of counties where security is located (all California)	15	14

Largest percentage of secured loans in one county	21.06%	22.26%

Number of secured loans in foreclosure status	1	—
Amounts of secured loans in foreclosure	$319,500	$—

At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

First trust deeds	$3,050,848	$2,764,524
Second trust deeds	1,974,870	1,980,374
Third trust deeds	200,000	200,000
Total loans	5,225,718	4,944,898
Prior liens due other lenders at time of loan	5,715,592	5,715,592

Total debt	$10,941,310	$10,660,490

Appraised property value at time of loan	$18,890,831	$18,380,414

Total loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	57.92%	58.00%

Loans by type of property
Single family (1-4 units)	$2,874,545	$2,851,528
Apartments	600,313	525,625
Commercial	1,750,860	1,567,745
	$5,225,718	$4,944,898

Scheduled maturity dates of secured loans as of June 30, 2008 are as follows:

Year ending December 31,	Amount

2008	$—
2009	1,250,860
2010	995,136
2011	1,801,621
2012	858,601
Thereafter	319,500

$5,225,718

No loans were past maturity at June 30, 2008.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Workout agreements

From time to time, the partnership negotiates various contractual workout agreements with borrowers.  Under the terms of these workout agreements the partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans. As of June 30, 2008 and December 31, 2007, there were one and three loans, respectively, in workout agreements.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held.  At June 30, 2008, there was one real estate property held, acquired through foreclosure in a prior year.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $18,500 and $35,339 for the three month periods and $21,000 and $35,339 for the six month periods ended June 30, 2008 and 2007, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp. or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Redwood Mortgage Corp. waived the entire loan servicing fees, totaling $12,388 and $10,551 for the three month periods; and $24,872 and $23,518 for the six month periods, all ended June 30, 2008 and 2007, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  The general partners have historically not charged the maximum allowable rate.  The table below summarizes the results for the three and six month periods ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Maximum chargeable	$5,718	$5,862	$11,466	$11,751
Waived	(3,812)	(3,908)	(7,644)	(7,834)
Net charged	$1,906	$1,954	$3,822	$3,917

•
Other Fees   The partnership agreement provides the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $1,075 and $2,522 for the three month periods and $1,530 and $2,707 for the six month periods, all ended June 30, 2008 and 2007, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $890 and $960 for the three month periods and $1,799 and $1,924 for the six month periods, all ended June 30, 2008 and 2007, respectively.

•
Clerical Costs through Redwood Mortgage Corp.   An affiliate of the partnership, Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursement was $1,587 and $1,831 for the three month periods and $3,224 and $3,739 for the six month periods, all ended June 30, 2008 and 2007, respectively.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of each June 30, 2008 and 2007, a general partner, Gymno Corporation, had contributed $9,761 as capital in accordance with the partnership agreement.

Results of Operations.

Changes in the partnership’s operating results are tabulated for reference and are discussed below:

	Changes during the three months ended June 30, 2008 versus 2007		Changes during the six months ended June 30, 2008 versus 2007
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$19,074	18.02%	$14,985	6.51%
Interest-interest bearing accounts	(10,348)	(91.86)	(11,676)	(77.20)
Late fees, prepayment penalties and fees	(1,401)	(45.87)	(1,776)	(32.82)
Total revenues	7,325	6.09	1,533	0.61

Expenses
Mortgage servicing fees	—	—	—	—
Asset management fees	(48)	(2.46)	(95)	(2.43)
Clerical costs through Redwood Mortgage Corp.	(244)	(13.33)	(515)	(13.77)
Provision for,(recovery of) losses on loans and real estate	10,988	(534.96)	22,136	(1,101.29)
Professional services	3,681	22.90	2,055	5.77
Other	(82)	(1.28)	(9,573)	(55.77)
Total expenses	14,295	59.04	14,008	23.98

Net income	$(6,970)	(7.26)%	$(12,475)	(6.48)%

The increases in interest on loans for the three month and six month periods ended June 30, 2008 as compared to the same periods in 2007 were due to increases in the average loan portfolio balance and the effective weighted average interest rate.  For the three month period of 2008, these numbers were $5,151,432 and 9.70% compared to $4,385,787 and 9.66% for 2007.  For the six month period of 2008, these numbers were $5,067,370 and 9.68% compared to $4,786,306 and 9.62% for 2007.  Each three month period includes $3,058 in income gained through amortization of discount on unsecured notes and the six month periods include $6,116 of discount earned.  After adjusting for the discount, the effective weighted average interest rates for the three month periods were 9.46% for 2008 and 9.38% for 2007, and for the six month periods the adjusted interest rates were 9.44% for 2008 and 9.37% for 2007.

The decrease in interest from interest-bearing accounts for the three month period ended June 30, 2008 as compared to 2007 was due to a lower average balance of deposits in the interest-bearing accounts and a lower average rate of interest earned.  The partnership maintained an average balance of $261,389 in 2008 as compared to $1,143,090 in 2007.  The average interest rate earned on the deposits was approximately 1.40% for 2008 and 3.94% in 2007.  The six month decrease was due to the same two factors.  The average balance of deposits for 2008 was $382,052 and earned an average interest rate of 1.80%, compared to $845,887 and 3.58% for 2007.

The decrease in late fees, prepayments penalties and fees for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 was due to a decrease in late fee income.

The increase in the provision for losses on loans and real estate for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 was due to management’s decision to increase the allowances for losses for loans and real estate due to increased loan portfolio size.  At June 30, 2008 the loan portfolio was $5,225,718 compared to $4,913,251 at June 30, 2007.  Management’s decision was also based upon general weakness of the U.S. economy of late, and in particular, the declines in the real estate market related to property values and available liquidity.

The increase in professional services for the three and six month periods ended June 30, 2008 as compared to the same period in 2007, was due to general increases in professional costs for legal services, audits and tax return processing.

The decrease in other expenses for the six month period ended June 30, 2008 as compared to 2007 was due to incurring $9,676 of legal fees in 2007 on real estate property held.

Partnership capital decreased from $6,116,615 at December 31, 2007 to $6,047,529 at June 30, 2008.  The decrease is attributable to continued earnings and capital liquidations.  The partnership capital declined $149,231 in 2007 and is anticipated to decrease at a similar rate in 2008.

The partnership began funding loans in October 1987.  The aggregate principal balance of the partnership’s secured loans outstanding as of June 30, 2008 and December 31, 2007 were $5,225,718 and $4,944,898, respectively.    The partnership anticipates new loan investments meeting its loan guidelines will be funded during the remainder of 2008 as cashflow is available for new loan investments.

The partnership’s delinquencies are within the normal historical range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last twenty-eight years.  Foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on liquidity.  As of June 30, 2008, there was one loan totaling $319,500 with a filed notice of default.  As of June 30, 2008 and 2007, the partnership’s real estate held account balance was $130,215.

Cash is continually being generated from interest earnings, late charges, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs.  Typically, this amount exceeds partnership expenses and earnings and partner liquidation requirements.  As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect we will on occasion take back real estate security.  At June 30, 2008, the partnership had no loans past maturity, three loans were 90 days of more delinquent in interest payments and three unsecured loans were considered to be impaired.  The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The partnership had one workout agreement as of June 30, 2008.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult times and conversely fall during good economic times.  Workout agreements have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment.  Due to the number of variables involved, the magnitude of possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ materially from estimates made by the general partners.

As of each of June 30, 2008 and 2007, the partnership’s real estate held balance was $130,215.  The partnership has not taken back any collateral security from borrowers in 2007 or during the six months ended June 30, 2008.  The partnership’s real estate held inventory consists of one property.  This property is an undeveloped piece of land, located in East Palo Alto, California.  The partnership has held its interest in this land since April, 1993.  The land is owned with two other affiliated partnerships. This property was previously under contract for sale, but the contract was terminated by the potential buyer in July, 2007.  The property is currently listed for sale.

Management made provisions of $8,934 and $20,126 to the loan loss reserve during the three and six month periods ended June 30, 2008 respectively, as compared to recoveries of $2,054 and $2,010 during the same three and six month periods in 2007, respectively.  The allowance for loan loss reserve of $344,042 and $323,916 as of June 30, 2008 and December 31, 2007, respectively, is considered to be adequate for the loan portfolio balances of $6,018,875 and $5,714,756, respectively.

PORTFOLIO REVIEW

Loan Portfolio

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of June 30, 2008 and 2007, the partnership’s secured loans in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa) represented $2,834,883 (54%) and $2,773,888 (56%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in other counties of Northern California.

As of June 30, 2008 and 2007, the partnership held 25 and 24 loans, respectively, in the following categories:

	June 30,
	2008		2007
Single family homes(1-4 units)	$2,874,545	55.01%	$3,125,296	63.61%
Apartments (5+ units)	600,313	11.49%	342,500	6.97%
Commercial	1,750,860	33.50%	1,445,455	29.42%

Total	$5,225,718	100.00%	$4,913,251	100.00%

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of June 30, 2008:

	# of Loans	Amount	Percent

First trust deeds	13	$3,050,848	58.38%
Second trust deeds	11	1,974,870	37.79%
Third trust deeds	1	200,000	3.83%
Total	25	$5,225,718	100.00%

Maturing prior to 12/31/08	—	—	—
Maturing during 2009	5	1,250,860	23.94%
Maturing during 2010	4	995,136	19.04%
Maturing after 12/31/10	16	2,979,722	57.02%
Total	25	$5,225,718	100.00%

Average Loan		$209,029	4.00%
Largest Loan		400,000	7.65%
Smallest Loan		63,727	1.22%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			57.92%

The partnership’s largest loan in the principal amount of $400,000 represents 7.65% of outstanding secured loans and 6.61% of partnership assets.  At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to loan payoffs and/or limited partner withdrawals.

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

At the time of subscription to the partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  The table below summarizes these allocation elections. As of June 30, 2008 and 2007, limited partners electing to withdraw earnings represented 40% and 39%, respectively, of the limited partners’ outstanding capital accounts.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Distributing	$35,318	$37,212	$70,423	$75,136
Compounding	$52,792	$57,798	$107,707	$115,344

The partnership also allows the limited partners to withdraw their capital account (see table below) subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement).  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2008 and 2007, and is expected by the general partners to commonly occur at these levels.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Capital liquidations-without penalty	$83,484	$88,345	$159,101	$165,156
Capital liquidations-subject to penalty	$6,804	$13,576	$17,692	$24,599

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

Current Economic Conditions.

The partnership makes mortgage loans in California where the bulk of its lending is concentrated in the San Francisco Bay Area and outlying communities.  The economic health of California and the San Francisco Bay Area play a significant role in the performance of the real estate industry and property values in general, which provide the underlying collateral for our loans.  California’s economic vitality is driven by numerous, diverse industries, including tourism, finance, entertainment, shipping, technology, agriculture and government.

The United States Gross Domestic Product (GDP) continued in positive territory during the second quarter of 2008 rising at an estimated 1.9 percent rate.  Many had raised fears that the numerous factors currently affecting the economy, including a weak housing market, credit crunch, rising unemployment, increased inflation and bank mortgage debt write-downs would weigh heavily enough upon growth to further slow or push the economy into negative growth.  The United States economy has proven to be resilient to the numerous factors weighing upon it and rose above the 0.9 percent increase in GDP for the first quarter of 2008.

Inflation as measured by the Consumer Price Index (CPI) accelerated rapidly in the second quarter of 2008. Consumer prices advanced at a seasonally adjusted annualized rate of 7.9 percent in the second quarter after increasing at a 3.1 percent rate in the first three month of 2008.  This brings the year-to-date annual rate to 5.5 percent and compares with an increase of 4.1 percent in all of 2007.  The outlook for continued strong inflation may change with the recent strong reduction in oil and other commodity prices during July and early August of 2008.   The price of a barrel of oil fell from its July highs of approximately $145 per barrel to less than $118 per barrel in early August 2008.  The cost of energy has been a leading contributor to advances in the CPI.

Unemployment, a factor in borrowers’ ability to service their indebtedness, increased during the second quarter of 2008.  Both the United States and the California unemployment rates increased to 5.5 percent and 6.9 percent, respectively.  These unemployment rates evidence the steady increase in unemployment particularly when compared to the unemployment rates existing in June of 2007 of 4.6 percent and 5.3 percent for the United States and California, respectively.

The Federal Reserve, after having left the Federal Funds Rate unchanged at 5.25 percent for more than two years, began to react to the slowing economy, rising unemployment, and turmoil created by contractions in the credit market.  The Fed’s initial goals were to stimulate the economy while keeping inflation in check and create jobs.  Later their efforts expanded to include increasing liquidity in the financial system.  In September of 2007, the Federal Funds Rate was 5.25 percent when the Federal Reserve began to lower the rate.  The present Federal Funds Rate of 2.00 percent has been left unchanged during its last two sessions.  Like the Federal Funds Rate, banks have lowered their Prime Rate to 5.00 percent from its most recent high of 8.25 percent.  Short-term Treasury yields have also fallen, but longer term yields represented by the 10 year treasury bonds have not decreased as dramatically.  As of July 28, 2008 the 10 year treasury yield was 4.09 percent and has remained near the 4.00 percent range through much of the 2008 second quarter.  Mortgage interest rates have not been significantly affected by the Federal Reserve’s actions but are lower than one year ago.  Freddie Mac reports that during the week ending July 17, 2008 the 30-year fixed-rate mortgage averaged 6.26 percent with an average 0.6 point fee. One year ago, the 30-year fixed-rate mortgage average 6.73 percent with a 0.4 point fee.  The current 30-year mortgage rate is slightly higher than the rates that existed during the Spring of 2008 when comparable mortgage rates were in the high 5.00 percent range.

On a national and local level, both residential sales volumes and median home prices have declined from their highs in 2005 and 2006.  Dataquick reported that sales of new, resale and condominiums increased 6.6 percent from May 2008 to June 2008, but on a comparative basis between June of 2007 and 2008 they declined 8.1 percent to a total sales volume of 35,024 units.  The California Association of Realtors (CAR) reported the median price of an existing, single-family detached home in California decreased 37.7 percent to $368,250 in June of 2008 when compared to June 2007.  The significant decline in the median price is largely due to a dramatic shift in the sales mix since the onset of the credit crunch and the increase in the share of distressed sales.  A year ago, the under $500,000 price range accounted for 40 percent of sales, the middle segment made up about 45 percent, and the over $1,000,000 segment captured 15 percent of the market.  As of June 2008, the shares had shifted to 67 percent, 24 percent and 9 percent, respectively.  CAR’s unsold Inventory Index for existing, single-family detached homes in June 2008 was 7.7 months compared with 10.2 months for June of 2007.  This falling index, which indicates the months needed to deplete the market supply of homes at the current sales rate, is a good omen indicating the market may be moving toward balance with normal amounts of inventory available for real estate buyers to select from.

Loan delinquencies and foreclosures on residential real estate have been rising. Mortgage servicers recorded 121,341 "notices of default" during the April-through-June period. That was up 6.6 percent from a revised 113,809 for this year's first quarter, and up 124.9 percent from 53,943 in second-quarter 2007, according to DataQuick Information Systems.

The partnership’s loans outstanding as of June 30, 2008 carried an average loan-to-value ratio of 57.92% based on appraised value and senior liens as of the date the loan was made.  In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties should they encounter difficulty in making their mortgage payments.  In these circumstances, the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies incorporated into the loan documents, often resulting in a foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and tough underwriting standards have forced many borrowers and lenders to make difficult choices.  The partnership’s average loan to value ratio may help provide sufficient equity to recoup individual outstanding loan balances in connection with foreclosure of properties which may increase during the remainder of 2008.

Commercial and multifamily real estate have continued to fare well in 2008.  Rents have continued to rise but vacancies have begun to increase.  NAIBT Commercial reported the San Francisco Bay Area office market posted a moderate increase in vacancies in the second quarter of 2008.  The Bay Area office market saw an increase in vacancies, from 11.0 percent at the close of 2007 to 12.8 percent.  Average asking rental rates though now leveling pushed slightly further above the $3.00 mark to $3.09 per square foot for full service during the second quarter of 2008.  A stable commercial and apartment rental market helps keep values stable, a benefit to the partnership.  Stable rents and stable property values provide support for the partnership’s expectation that loans secured by these properties will continue to perform.

Part I – Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, and loans held in the partnership’s portfolio.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2008:

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$15,773						$15,773
Average interest rate	0.87%						0.87%
Unsecured loans				$793,157			$793,157
Average interest rate				0.00%			0.00%
Loans secured by deeds
of trust		$1,250,860	995,136	1,801,621	858,601	319,500	$5,225,718
Average interest rate		9.74%	9.50%	9.42%	9.34%	9.63%	9.51%

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of June 30, 2008 the general partners have determined the allowance for loan losses and real estate owned of $344,042 (5.69% of partners’ capital) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  As of June 30, 2008, one loan was past maturity or in foreclosure.  Three loans totaling $488,043 were 90 days or more delinquent in interest payments.

The partnership owns (through previous foreclosure) one property; an undeveloped property located in East Palo Alto, California. The land is owned with two other affiliated partnerships.  The partnership’s net investment in the land at June 30, 2008 was $130,215, or 2.15% of partnership assets.  This property is currently listed for sale.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of June 30, 2008, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, the partnership’s disclosure controls and procedures are effective in timely accumulating and alerting the general partners to material information needed to allow timely decisions regarding disclosures required to be included in our periodic filings with the Securities and Exchange Commission.

There were no significant changes in the partnership’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2008.

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

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) for the Registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s forth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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
August 14, 2008

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

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) for the Registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s forth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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
August 14, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the partnership, certify, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to Redwood Mortgage Investors VI and will be retained by Redwood Mortgage Investors VI and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, General Partner
August 14, 2008

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the partnership, certify, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to Redwood Mortgage Investors VI and will be retained by Redwood Mortgage Investors VI and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
August 14, 2008