Form 10-Q
period 2008-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 2008-11-14
CIK 811592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Part I – Item I.    FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
BALANCE SHEETS
SEPTEMBER 30, 2008 (unaudited) AND DECEMBER 31, 2007 (audited)

ASSETS

	September 30,	December 31,
	2008	2007

Cash and cash equivalents	$665,010	$515,852

Loans
Loans, secured by deeds of trust	4,710,108	4,944,898
Loans, unsecured, net discount of $76,453 and $85,627 for
September 30, 2008 and December 31, 2007, respectively	807,730	769,858

Less allowance for loan losses	(359,608)	(323,916)
Net loans	5,158,230	5,390,840

Interest and other receivables
Accrued interest and late fees	70,690	77,320
Advances on loans	1,845	578
Receivable from affiliate	—	12,003
Total interest and other receivables	72,535	89,901

Real estate held, net	130,215	130,215

Total assets	$6,025,990	$6,126,808

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Payable to affiliate	$10,994	$10,193
Total liabilities	10,994	10,193

Partners’ capital
Limited partners’ capital, subject to redemption	6,005,235	6,106,854
General partners’ capital	9,761	9,761
Total partners’ capital	6,014,996	6,116,615

Total liabilities and partners’ capital	$6,025,990	$6,126,808

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Revenues
Interest on loans	$124,281	$119,998	$369,545	$350,277
Interest-interest bearing accounts	1,156	5,725	4,604	20,849
Late fees, prepayment penalties and fees	1,800	2,636	5,435	8,047
Total revenues	127,237	128,359	379,584	379,173
Expenses
Mortgage servicing fees	12,927	—	12,927	—
Asset management fees	1,894	1,939	5,716	5,856
Clerical costs through Redwood Mortgage Corp.	1,547	1,755	4,771	5,494
Provision for losses on loans
and real estate held	15,566	15,080	35,692	13,069
Professional services	8,929	10,535	46,584	46,135
Other	843	3,757	8,434	20,922
Total expenses	41,706	33,066	114,124	91,476
Net income	$85,531	$95,293	$265,460	$287,697

Net income: general partners (1%)	$856	$953	$2,655	$2,877
limited partners (99%)	84,675	94,340	262,805	284,820
	$85,531	$95,293	$265,460	$287,697
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$15	$16	$44	$47

-where partner receives income in monthly
distributions	$14	$15	$43	$46

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (unaudited)

	2008	2007
Cash flows from operating activities
Net income	$265,460	$287,697
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for loan losses and real estate	35,692	13,069
Early withdrawal penalties credited to income	(1,815)	(2,927)
Amortization of discount on unsecured loans	(9,174)	(9,174)
Change in operating assets and liabilities
Loans, unsecured	(28,698)	(34,553)
Accrued interest and late fees	6,630	(2,024)
Advances on loan	(1,267)	252
Receivable from affiliate	12,003	(7,508)
Accounts payable	—	1,200
Payable to affiliate	801	(1)

Net cash provided by operating activities	279,632	246,031

Cash flows from investing activities
Principal collected on loans	1,412,405	1,991,455
Loans originated	(1,177,615)	(1,644,417)

Net cash provided by investing activities	234,790	347,038

Cash flows from financing activities
Partners’ withdrawals	(365,263)	(391,325)

Net increase in cash and cash equivalents	149,158	201,744

Cash and cash equivalents – beginning of period	515,852	161,114

Cash and cash equivalents – end of period	$665,010	$362,858

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may exceed federally insured limits.

Loans secured by deeds of trust

At September 30, 2008 and December 31, 2007, the partnership had three loans past maturity or more than 90 days past due in interest payments or principal, totaling $525,886 and $541,952, respectively. In addition, accrued interest, late charges and advances totaled $25,333 and $28,007 at September 30, 2008 and December 31, 2007, respectively.  The partnership does not consider any of these loans to be impaired because there is sufficient collateral to cover the outstanding amount due to the partnership, and interest is still accruing on these loans.  At September 30, 2008 and December 31, 2007, as presented in Note 6, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 57.06% and 58.00%, respectively.

Loans unsecured, net

In August 2008 a property on which the partnership held a second lien, was foreclosed upon by the first lien holder, thus rendering the partnership’s loan unsecured.  The secured loan, including accrued interest and late charges totaled $65,657 at the time of foreclosure.  The partnership had unsecured loans, net of a discount, from four borrowers totaling $807,730 and three borrowers totaling $769,858 at September 30, 2008 and December 31, 2007, respectively.  Interest is not being accrued as these loans are considered impaired; however three borrowers have been making payments.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

The composition of the allowance for loan losses was as follows:

	September 30, 2008		December 31, 2007
		Percent		Percent
		of loans		loans of
		in each		in each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at end of period Applicable to:
Domestic
Real estate – mortgage
Single family (1-4 units)	$89,006	58%	$75,283	57%
Apartments	4,500	5%	3,942	11%
Commercial	17,509	37%	19,597	32%
Total real estate – mortgage	$111,015	100%	$98,822	100%

Total unsecured loans	$248,593	100%	$225,094	100%

Total allowance for losses	$359,608	100%	$323,916	100%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	September 30,	December 31,
	2008	2007
Balance at beginning of period	$323,916	$294,507

Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	(334)
Apartments (5+ units)	—	—
Commercial	—	—
	—	(334)
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments (5+ units)	—	—
Commercial	—	—
Net charge-offs	—	(334)
Additions charged to operations	35,692	29,743
Transfer to real estate held for sale reserve	—	—

Balance at end of period	$359,608	$323,916

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.00%	0.00%

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

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following are commissions and fees paid to the general partners and affiliates.

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. waived $43,771 in mortgage servicing fees during the first nine months of 2008.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fee

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  During the first nine months of 2008, the general partners charged the partnership one-third of the maximum allowable rate, thus foregoing $11,431 and receiving $5,716.

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

NOTE 4 – REAL ESTATE HELD

In 1993 the partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, California.  The general partners believe the current fair value of this property is higher than its carrying value.  As of September 30, 2008, the partnership’s investment in this property was $130,215.  The property is currently listed for sale.

The following table reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Cost of property	$130,215	$130,215
Reduction in value	—	—

Real estate held, net	$130,215	$130,215

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset in not active.  The adoption of FSP FAS 157-3 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

The partnership does not record loans at fair value on a recurring basis.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 5 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)
Secured loans (Level 2).  The fair value of these loans of $4,779,000 and $4,899,000 at September 30, 2008 and December 31, 2007, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value off the collateral, the Partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the Partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans (Level 3).  Unsecured loans are valued at their principal less any discount or loss reserves management establishes after taking into account the borrower’s creditworthiness and their ability to repay the loan.

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS

At September 30, 2008 and December 31, 2007, the loans secured by recorded deeds of trust had the following characteristics:

	September 30,	December 31,
	2008	2007
Number of secured loans outstanding	21	24
Total secured loans outstanding	$4,710,108	$4,944,898

Average secured loan outstanding	$224,291	$206,037
Average secured loan as percent of total secured loans	4.76%	4.17%
Average secured loan as percent of partners’ capital	3.73%	3.37%

Largest secured loan outstanding	$400,000	$400,000
Largest secured loan as percent of total secured loans	8.49%	8.09%
Largest secured loan as percent of partners’ capital	6.65%	6.54%
Largest secured loan as percent of total assets	6.64%	6.53%

Number of counties where security is located (all California)	15	14

Largest percentage of secured loans in one county	19.20%	22.26%

Number of secured loans in foreclosure status	1	—
Amounts of secured loans in foreclosure	$319,500	$—

At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 6 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

First trust deeds	$2,851,438	$2,764,524
Second trust deeds	1,658,670	1,980,374
Third trust deeds	200,000	200,000
Total loans	4,710,108	4,944,898
Prior liens due other lenders at time of loan	4,710,986	5,715,592

Total debt	$9,421,094	$10,660,490

Appraised property value at time of loan	$16,511,955	$18,380,414

Total loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	57.06%	58.00%

Loans by type of property
Single family (1-4 units)	$2,710,194	$2,851,528
Apartments (5+ units)	249,054	525,625
Commercial	1,750,860	1,567,745
	$4,710,108	$4,944,898

Scheduled maturity dates of secured loans as of September 30, 2008 are as follows:

Year ending December 31,	Amount

2008	$—
2009	1,250,860
2010	643,991
2011	1,637,806
2012	857,951
Thereafter	319,500

$4,710,108

No loans were past maturity at September 30, 2008.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Workout agreements

From time to time, the partnership negotiates various contractual workout agreements with borrowers.  Under the terms of these workout agreements the partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans. As of September 30, 2008 and December 31, 2007, there were two and three loans, respectively, in workout agreements.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held.  At September 30, 2008, there was one real estate property held, acquired through foreclosure in a prior year.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $0 and $7,500 for the three month periods and $21,000 and $42,839 for the nine month periods ended September 30, 2008 and 2007, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp. or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  The table below summarizes the results for the three and nine month periods ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Maximum chargeable	$19,390	$16,383	$56,698	$54,755
Waived	(6,463)	(16,383)	(43,771)	(54,755)
Net charged	$12,927	$—	$12,927	$—

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  The general partners have historically not charged the maximum allowable rate.  The table below summarizes the results for the three and nine month periods ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Maximum chargeable	$5,681	$5,817	$17,147	$17,568
Waived	(3,787)	(3,878)	(11,431)	(11,712)
Net charged	$1,894	$1,939	$5,716	$5,856

•
Other Fees   The partnership agreement provides the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $83 and $1,094 for the three month periods and $1,613 and $3,801 for the nine month periods, all ended September 30, 2008 and 2007, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $856 and $953 for the three month periods and $2,655 and $2,877 for the nine month periods, all ended September 30, 2008 and 2007, respectively.

•
Clerical Costs through Redwood Mortgage Corp.   An affiliate of the partnership, Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursement was $1,547 and $1,755 for the three month periods and $4,771 and $5,494 for the nine month periods, all ended September 30, 2008 and 2007, respectively.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of each September 30, 2008 and 2007, a general partner, Gymno Corporation, had contributed $9,761 as capital in accordance with the partnership agreement.

Results of Operations.

Changes in the partnership’s operating results are tabulated for reference and are discussed below:

	Changes during the three months ended September 30, 2008 versus 2007		Changes during the six months ended September 30, 2008 versus 2007
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$4,283	4%	$19,268	6%
Interest-interest bearing accounts	(4,569)	(80)	(16,245)	(78)
Late fees, prepayment penalties and fees	(836)	(32)	(2,612)	(32)
Total revenues	(1,122)	(1)	411	0

Expenses
Mortgage servicing fees	12,927	N/A	12,927	N/A
Asset management fees	(45)	(2)	(140)	(2)
Clerical costs through Redwood Mortgage Corp.	(208)	(12)	(723)	(13)
Provision for losses on loans and real estate	487	3	22,623	173
Professional services	(1,606	(15)	449	1
Other	(2,915)	(78)	(12,488)	(60)
Total expenses	8,640	26	22,648	25

Net income	$(9,762)	(10)%	$(22,237)	(8)%

The increases in interest on loans for the three month and nine month periods ended September 30, 2008 as compared to the same periods in 2007 were due to increases in the average loan portfolio balances and minor changes to the effective weighted average interest rates.  For the three month period of 2008, these numbers were $5,170,721 and 9.61% compared to $4,990,475 and 9.62% for 2007.  For the nine month period of 2008, these numbers were $5,084,226 and 9.69% compared to $4,866,340 and 9.60% for 2007.  Each three month period includes $3,058 in income gained through amortization of discount on unsecured notes and the nine month periods include $9,174 of discount earned.  After adjusting for the discount, the effective weighted average interest rates for the three month periods were 9.38% for 2008 and 9.37% for 2007, and for the nine month periods the adjusted interest rates were 9.45% for 2008 and 9.37% for 2007.

The decrease in interest from interest-bearing accounts for the three month period ended September 30, 2008 as compared to 2007 was due to a lower average balance of deposits in the interest-bearing accounts and a lower average rate of interest earned.  The partnership maintained an average balance of $296,229 in 2008 as compared to $543,091 in 2007.  The average interest rate earned on the deposits was approximately 1.56% for 2008 and 4.22% in 2007.  The nine month decrease was due to the same two factors.  The average balance of deposits for 2008 was $353,444 and earned an average interest rate of 1.74%, compared to $743,846 and 3.74% for 2007.

The decrease in late fees, prepayments penalties and fees for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007 was due to a decrease in late fee income.

The three and nine month increase in mortgage servicing fees was due to Redwood Mortgage Corp. waiving all fees in 2007.

The increase in the provision for losses on loans and real estate for the three and six month periods ended September 30, 2008 as compared to the same periods in 2007 was primarily due to management’s decision to increase the allowances for losses for loans and real estate due to increased delinquencies (see Allowance for losses discussion below).  Management’s decision was also based upon the general weakness of the U.S. economy of late, and in particular, the declines in the real estate market related to property values and available liquidity.

The decrease in professional services for the three month period ended September 30, 2008 as compared to the same period in 2007, was due to general decreases in professional costs for legal services, audits and tax return processing.

The decrease in other expenses for the three and nine month periods ended September 30, 2008 as compared to 2007 was due to incurring $10,816 of legal fees in 2007 on real estate property held.

Partnership capital decreased from $6,116,615 at December 31, 2007 to $6,014,996 at September 30, 2008.  The decrease is attributable to continued earnings and capital liquidations.  The partnership capital declined $149,231 in 2007 and is anticipated to decrease at a similar rate in 2008.

The partnership began funding loans in October 1987.  The aggregate principal balance of the partnership’s secured loans outstanding as of September 30, 2008 and December 31, 2007 were $4,710,108 and $4,944,898, respectively.    The partnership anticipates new loan investments meeting its loan guidelines will be funded during the remainder of 2008 as cashflow is available for new loan investments.

The partnership’s delinquencies are within the normal historical range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last twenty-eight years.  Foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on liquidity.  As of September 30, 2008, there was one loan totaling $319,500 with a filed notice of default.  As of September 30, 2008 and 2007, the partnership’s real estate held account balance was $130,215.

Cash is continually being generated from interest earnings, late fees, prepayment penalties, amortization of principal, proceeds from sale of real estate held and loan pay-offs.  Typically, this amount exceeds partnership expenses and earnings and partner liquidation requirements.  As loan opportunities become available, excess cash and available funds are invested in new loans.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held for sale expenses, sales activities, borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied. Based upon this and other information, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect we will on occasion take back real estate security.  At September 30, 2008, the partnership had no loans past maturity, three loans totaling $525,886 (compared to three loans totaling $458,752 at September 30, 2007), were more than 90 days delinquent in interest payments and four unsecured loans were considered to be impaired.  The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The partnership had two workout agreements as of September 30, 2008.  One of these workout agreements is with the one borrower we have filed a Notice of Default upon.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult times and conversely fall during good economic times.  Workout agreements have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment.  Due to the number of variables involved, the magnitude of possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ materially from estimates made by the general partners.

As of each of September 30, 2008 and 2007, the partnership’s real estate held balance was $130,215.  The partnership has not taken back any collateral security from borrowers in 2007 or during the nine months ended September 30, 2008.  The partnership’s real estate held inventory consists of one property.  This property is an undeveloped piece of land, located in East Palo Alto, California.  The partnership has held its interest in this land since April, 1993.  The land is owned with two other affiliated partnerships. This property was previously under contract for sale, but the contract was terminated by the potential buyer in July, 2007.  The property is currently listed for sale.

Management made provisions of $15,566 and $35,692 to the loan loss reserve during the three and nine month periods ended September 30, 2008 respectively, as compared to provisions of $15,080 and $13,069 during the same three and nine month periods in 2007, respectively.  The allowance for loan loss reserve of $359,608 and $323,916 as of September 30, 2008 and December 31, 2007, respectively, is considered to be adequate for the loan portfolio balances of $5,517,838 and $5,714,756, respectively.

PORTFOLIO REVIEW

Loan Portfolio

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of September 30, 2008 and 2007, the partnership’s secured loans in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa) represented $2,419,378 (51%) and $2,777,317 (54%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in other counties of Northern California.

As of September 30, 2008 and 2007, the partnership held 21 and 25 loans, respectively, in the following categories:

	September 30,
	2008		2007
Single family homes(1-4 units)	$2,710,194	58%	$2,980,173	58%
Apartments (5+ units)	249,054	5%	517,500	10%
Commercial	1,750,860	37%	1,649,117	32%

Total	$4,710,108	100%	$5,146,790	100%

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of September 30, 2008:

	# of Loans	Amount	Percent

First trust deeds	11	$2,851,438	61%
Second trust deeds	9	1,658,670	35%
Third trust deeds	1	200,000	4%
Total	21	$4,710,108	100%

Maturing prior to 12/31/08	—	—	—
Maturing during 2009	5	1,250,860	27%
Maturing during 2010	2	643,991	14%
Maturing after 12/31/10	14	2,815,257	59%
Total	21	$4,710,108	100%

Average Loan		$224,291	4.76%
Largest Loan		400,000	8.49%
Smallest Loan		69,481	1.48%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			57.06%

The partnership’s largest loan in the principal amount of $400,000 represents 8.49% of outstanding secured loans and 6.64% of partnership assets.  At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to loan payoffs and/or limited partner withdrawals.

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

At the time of subscription to the partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  The table below summarizes these allocation elections. As of September 30, 2008 and 2007, limited partners electing to withdraw earnings represented 40% and 39%, respectively, of the limited partners’ outstanding capital accounts.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Distributing	$33,562	$36,520	$103,985	$111,656
Compounding	$51,114	$57,820	$158,821	$173,164

The partnership also allows the limited partners to withdraw their capital account (see table below) subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement).  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of September 30, 2008 and 2007, and is expected by the general partners to commonly occur at these levels.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Capital liquidations-without penalty	$78,646	$76,847	$237,747	$242,003
Capital liquidations-subject to penalty	$5,000	$13,118	$22,692	$37,717

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

Current Economic Conditions

The partnership makes mortgage loans in California.  The bulk of its lending is concentrated in the San Francisco Bay Area and outlying communities.  The economic health of California and the San Francisco Bay Area are significant in determining the performance of the real estate industry and property values in general, which provide the underlying collateral for our loans.  California’s economic vitality is driven by numerous diverse industries, including tourism, finance, entertainment, shipping, technology, agriculture and government.  Alone, California is the eighth largest economy in the world and as such is a major contributor to the overall United States economic health.

Both the United States’ and California’s economies have encountered difficult economic times over the last year.  A proximate cause of the financial difficulties has been the rise in housing prices during 2003 to 2006 and the subsequent declines.  As residential real estate values declined, borrowers that had obtained subprime mortgages began to default on their mortgage obligations.  These defaults were due to a variety of reasons, including inability to manage their mortgage payments, dramatic increases in mortgage payments, stricter underwriting standards and reduced equity.  This has led to what many are calling the “Credit Crisis.”

During the year 2008, numerous events have buffeted the economy, the financial system and the business sector.  These include:  the failure of brokerage firm Lehman Bros; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac, (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide, (the third largest holder of residential mortgages in the United States) and the forced merger of Wachovia Bank.  Wall Street, in particular, has been hard hit with various stock indices having dropped significantly in 2008.  The Dow Jones Industrial Average has dropped 30 percent, the Standard and Poor’s 500 has dropped 34 percent and the NASDAQ has dropped 35 percent, all through October 31, 2008.  These factors have contributed to shrinking credit availability and exposed the financial system to increased risks.

In response to the strife in the financial markets, and to help bolster the financial system and the economy, the United States government, through the Federal Reserve and Treasury has enacted many measures.  Some of these measures include a financial stimulus package, the temporary raising of limits on the Federal Deposit Insurance Corporation and National Credit Union Administration  from $100,000 to $250,000 per account, the Troubled Asset Relief Program to provide capital to financial institutions and purchase or guarantee troubled mortgage related and possibly other assets, increasing the amount of funds it auctions to banks, reducing the Federal Funds rate, placing a temporary guarantee for balances held in money market mutual funds and the Emergency Economic Stabilization Act.  The results of these actions and future actions will take time to have their intended effect.

The United States Gross Domestic Product (GDP) increased at an annual rate of 0.9 percent during the first quarter of 2008 and continued in positive territory during the second quarter of 2008, rising at an annual rate of 2.8 percent.  During the third quarter of 2008 GDP fell to a negative 0.3 percent raising fears the credit crisis will cause the economy to fall into a recession.

Inflation as measured by the Consumer Price Index (CPI) accelerated in the first and second quarters of 2008.  Consumer prices advanced at a seasonally adjusted annualized rate of 7.9 percent in the second quarter after increasing at a 3.1 percent rate in the first three months of 2008.  The cost of energy has been a leading contributor to advances in the CPI.  However, the price of crude oil fell from its July highs of approximately $145 per barrel to less than $70 per barrel in October 2008.  Recent reductions in the price of oil and lower housing costs have driven increases in the CPI downward to 2.6% during the third quarter of 2008.  This brings the year-to-date annual rate to an increase of 4.5 percent, compared with an increase of 4.1 percent in all of 2007.  The outlook for continued inflation has diminished with the recent strong reductions in the cost of oil and other commodity prices during July, August, September and October of 2008.

Unemployment, a factor in borrowers’ ability to service their indebtedness, increased during the third quarter of 2008.  Both the United States and the California unemployment rates increased to 6.1 percent and 7.7 percent, respectively, during September 2008.  These rates evidence the steady increase in unemployment, particularly when compared to the unemployment rates in September 2007 of 4.7 percent and 5.6 percent for the United States and California, respectively.

In September 2007, after having left the Federal Funds Rate unchanged at 5.25 percent for more than two years, the Federal Reserve began to react to the slowing economy, rising unemployment, and turmoil created by contractions in the credit market and lowered the rate to 4.75 percent.  In lowering the Federal Funds Rate, the Federal Reserve’s initial goals were to stimulate the economy while keeping inflation in check, create jobs and increase liquidity in the financial system.  Since the September 2007 reduction, the Federal Funds Rate has been lowered several times.  The most recent reduction on October 29, 2008 was to 1.0 percent in an effort to loosen the flow of credit, counter weakening economic activity and reduced inflationary pressures.  This is the lowest Federal Funds Rate in over four years.  Like the Federal Funds Rate, banks have lowered their Prime Rate to 4.00 percent from its most recent high of 8.25 percent.

Short-term Treasury yields have also fallen, but longer term yields represented by the 10 year treasury bonds have not decreased as dramatically.  In September 2008, the Federal Reserve reported the 10 year treasury yield was 3.69 percent, as compared to 4.52 percent for September 2007.  During most of 2008, the 10 year treasury yield has remained within a range of 3.50 percent of 4.25 percent.  Mortgage interest rates have not been significantly affected by the Federal Reserve’s actions, but are nevertheless lower than one year ago.  Freddie Mac reports during the week ending October 23, 2008, the 30-year fixed-rate mortgage averaged 6.04 percent with an average 0.6 point fee.  One year ago, the 30-year fixed-rate mortgage averaged 6.33 percent with a 0.4 point fee.  The current 30-year mortgage rate is slightly higher than the rates that existed during the spring of 2008, when comparable mortgage rates were in the high 5.00 percent range.

On a national and local level, both residential sales volumes and median home prices have declined from their highs in 2005 and 2006.  However, starting in July 2008, residential sales volumes began to increase over the previous month’s activity.  Compared to a year ago July, August and September residential sales volumes were 43.4 percent, 56.7 percent and 96.7 percent ahead of the same periods in 2007.  The increased sales volumes helped to decrease the California Association of Realtors Unsold Inventory Index for existing, single-family detached homes to 6.5 months from the 16 months for the same period a year ago.  This falling index, which indicates the months needed to deplete the market supply of homes at the current sales rate, is a good omen indicating the market may be moving toward balance with normal amounts of inventory available for real estate buyers to select from.  The California Association of Realtors reported the median price of an existing, single-family detached home in California decreased 40.9 percent to $316,480 in September of 2008 when compared to September of 2007.  The significant decline in the median price is largely due to a dramatic shift in the sales mix since the onset of the credit crunch and the increase in the share of distressed sales.  The greater percentage of lower priced homes included in the median skews the median price dramatically lower.  By region, the median prices and year over year price changes varied dramatically.  The San Francisco Bay had a September median price of an existing, single family detached home of $554,730, down 29.2 percent from September 2007.  Los Angeles had a September 2008 median price of an existing, single family detached home of $376,790, down 35.3 percent from the previous year.  Condominium median prices faired somewhat better than existing, single family detached homes with a median price of $292,620 for September 2008, down 29.0 percent from September 2007.

Data on loan delinquencies and foreclosures on residential real estate have been mixed. Mortgage loan servicers recorded 94,240 "notice of default" filings during the July-through-September period.  This was down from 113,809 and 121,673 for this year's first and second quarters, but up 29.9 percent from 72,571 in the third quarter of 2007, according to DataQuick Information Systems.

In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties should they encounter difficulty in making their mortgage payments.  In these circumstances, the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies incorporated into the loan documents, often resulting in a foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and tough underwriting standards have forced many borrowers and lenders to make difficult choices.  The partnership’s loans outstanding as of September 30, 2008 carried an average loan-to-value ratio of 57.06 percent based on appraised value and senior liens as of the date the loan was made.  The partnership’s average loan to value ratio will help provide sufficient equity to recoup individual outstanding loan balances should foreclosure of properties become necessary.

Commercial real estate has continued to fare well in 2008.  Rents have continued to rise but vacancy has begun to increase.  NAIBT Commercial reported the San Francisco Bay Area office market posted a moderate increase in vacancy.  Vacancy has increased throughout 2008, rising from 11.00 percent at the close of 2007 to 13.7 percent in the third quarter of 2008.  Average asking rental rates, though now leveling, pushed slightly further above the $3.00 mark to $3.11 per square foot full service during the third quarter of 2008.  Commercial sales volumes have declined significantly during 2008 as heightened lending standards and the volatile reports on the economy widen the gap between buyer and seller expectations.  A stable commercial rental market helps keep values stable, a benefit to the partnership.  Stable rents and stable property values provide comfort loans secured by these properties will perform well.

Rental apartments continued with stable rents and stable prices.  Rents and occupancy were virtually unchanged over the past quarter. Realfacts reported nationwide rents inched up from an average of $1,000 per month for the second quarter of 2008 to $1,002 in the third quarter of 2008.  In June, the average occupancy rate for apartments in all areas was 92.7%, and in September it was 92.9%.  San Jose and Los Angeles were reported to have the fourth and fifth highest average rental rates at $1,708 and $1,661, respectively.  These level rental rates and occupancy rates suggest the apartment sector is in balance and should continue with stability and stable pricing.  Stable rents, occupancy and values benefit the partnership by helping borrowers maintain mortgage payments on multifamily collateral.

Part I – Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, and loans held in the partnership’s portfolio.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets and liabilities approximate their fair values as of September 30, 2008:

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$656,340						$656,340
Average interest rate	1.94%						1.94%
Unsecured loans				$807,730			$807,730
Average interest rate				0.00%			0.00%
Loans secured by deeds
of trust		$1,250,860	643,991	1,637,806	857,951	319,500	$4,710,108
Average interest rate		9.74%	9.64%	9.43%	9.34%	9.63%	9.54%

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of September 30, 2008 the general partners have determined the allowance for loan losses and real estate owned of $359,608 (5.98% of partners’ capital) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  As of September 30, 2008, one loan was past maturity or in foreclosure.  Five loans totaling $748,367 were 90 days or more delinquent in interest payments.

The partnership owns (through previous foreclosure) one property; an undeveloped property located in East Palo Alto, California. The land is owned with two other affiliated partnerships.  The partnership’s net investment in the land at September 30, 2008 was $130,215, or 2.16% of partnership assets.  This property is currently listed for sale.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of September 30, 2008, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, that the partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the partnership in the reports that it files or submits under that Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the general partners as appropriate to allow timely decisions regarding required disclosure.

There was no change in the partnership’s internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November, 2008.

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
November 14, 2008

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
November 14, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
November 14, 2008

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
November 14, 2008