Form 10-K
period 2008-12-31
REDWOOD MORTGAGE INVESTORS VI
filed 2009-03-31
CIK 811592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  000-17573

REDWOOD MORTGAGE INVESTORS VI,
a California Limited Partnership
 (Exact name of registrant as specified in its charter)

California	94-3031211
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

900 Veterans Blvd., Suite 500, Redwood City, CA	94063
(address of principal executive offices)	(zip code)

(650) 365-5341
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act:	Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Yes	No	XX

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.

Yes	No	XX

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	XX	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.                         [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	XX

As of June 30, 2008, the aggregate value of limited partnership Units held by non-affiliates was $6,037,768. This calculation is based on the capital account balance of the limited partners and excludes partnership Units held by the general partners.

Documents incorporated by reference:

Portions of the Prospectus for Redwood Mortgage Investors VI, included as part of the Form S-11 Registration Statement, SEC File No. 33-12519 dated September 3, 1987 and Supplement No. 6 dated May 16, 1989, are incorporated in Parts II, III, and IV.

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
Index to Form 10-K

December 31, 2008

Part I

Forward-Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, the total amount of the formation loan, 2009 annualized yield estimates, additional foreclosures in 2009, expectations regarding the level of loan delinquencies, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Item 1 – Business

Redwood Mortgage Investors VI is a California Limited Partnership. Michael R. Burwell, an individual, and Gymno Corporation, a California corporation, are the general partners.  The address of the general partners is 900 Veterans Blvd., Suite 500, Redwood City, California 94063.  The partnership’s primary purpose is to invest its capital in first and second deeds of trust secured by California properties.  Loans are arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners.  The partnership’s objectives are to make investments which will: (i) provide the maximum possible cash returns which limited partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have earnings credited to their capital accounts and used to invest in partnership activities; and (ii) preserve and protect the partnership’s capital.  The partnership’s general business is more fully described under the section entitled “Investment Objectives and Criteria”, on pages 23-26 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated by reference.

The partnership was formed in September 1987, with an approved 120,000 Units of $100 each ($12,000,000).  The Units were offered on a “best efforts” basis through broker/dealer member firms of the Financial Industry Regulatory Agency (FINRA).  The partnership immediately began issuing Units and began investing in loans in October 1987.  The offering terminated in September 1989, and as of that date 97,725.94 limited partner Units were sold realizing proceeds of $9,772,594.  At December 31, 2008, the partnership had a balance of secured loans totaling $5,777,110 with interest rates thereon ranging from 6.38% to 10.50%.

Currently loans secured by first, second and third deeds of trust comprise 65%, 32% and 3% respectively, of the total amount of the partnership’s secured loan portfolio.  Single family homes comprise 55% of the secured loans, down from 58% in 2007.  Commercial secured loans comprise 30% of the portfolio, a decrease from 32% in 2007.  The majority of secured loans (57%), are secured by properties located in the nine counties comprising the San Francisco Bay Area.  The remaining balance is in other Northern California counties (32%) and in Southern California counties (11%).  Currently secured loan amounts average $240,713.  Some of the secured loans are fractionalized between affiliated partnerships with objectives similar to those of the partnership to further reduce risk.  Average equity per loan transaction (which is the partnership’s loan plus any senior loans, divided by the property’s appraised value, subtracted from 100%), stood at 42%, based on senior loans and appraised values at the inception of our loan.  Generally, the greater the equity, the greater the protection for the lender.  The partnership’s loan portfolio had one property with a principal balance of $318,587 in foreclosure as of the end of December 2008.

Delinquencies are discussed under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the year ended December 31, 2008 and 2007, the partnership did not take back any collateral from defaulted borrowers.

For the years 2006, 2007 and 2008, the partnership’s revenues were $484,648, $511,604 and $1,148,373 respectively.  The changes in revenues were the result of the combination of varying average loan balances, the related average interest rates, and gain on sale of real estate owned.  For 2006, 2007 and 2008 the average loan balances and their related average interest rate combinations were $4,830,820 and 9.20%, $4,912,259 and 9.62%, and $5,023,691 and 9.73% respectively.  Cash flow generated from mortgage interest and loan pay-downs and pay-offs was used to meet limited partner capital and earnings liquidations and the excess was used to make mortgage loans or for other proper partnership purposes.  Withdrawals by limited partners were $468,966, $527,873 and $487,521 for the three years ended December 31, 2006, 2007 and 2008, respectively.

During the year 2008, the partnership’s annualized yield was 5.81% on compounding accounts and 5.66% on monthly distributing accounts.

Competition and General Economic Conditions.

The partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the partnership.  Many of these lenders are not portfolio lenders and rely upon their ability to sell notes they have funded in order to provide further capital resources to continue their lending operations.  The lenders that have traditionally relied upon the sale of loans after their origination to replenish their lending capital have found themselves unable to sell the mortgages into the market place through the typical means of mortgage securitizations.  This inability to sell their loans to replenish their funds available for lending has eliminated many of these lenders. The primary sources of lending capital have been reduced to loans that may be sold to Fannie Mae, Freddie Mac and large well-capitalized portfolio lenders.  In all respects, money available for real estate lending has been greatly curtailed in 2008 particularly in the latter half of the year.  In addition to less availability of money for real estate lending, the remaining lenders have both increased their underwriting standards as well as eliminated a wide variety of lending programs which has significantly reduced the number of potential borrowers for both residential and commercial properties that may qualify for loans.  Increased lending standards have led to reduced potential viable purchasers of real estate in general contributing to a reduced demand for real estate.

During 2008, numerous events have buffeted the economy, the financial system and the business sector.  These include, among others: the failure of brokerage firm Lehman Brothers; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States) and the forced merger of Wachovia Bank; as well as continued declines in real estate values. These factors have contributed to shrinking credit availability and exposed the financial system to increased risks and decreased consumer confidence.

In response to the turmoil in the financial markets and to help bolster the financial system and the economy, the United States government, through the Federal Reserve and Treasury has adopted many measures.  These measures include, among others, two financial stimulus packages, the temporary raising of limits on Federal Deposit Insurance Corporation and National Credit Union Administration from $100,000 to $250,000 per account, enacting the Troubled Asset Relief Program to provide capital to financial institutions and to purchase or guarantee troubled mortgage related and possibly other assets, reducing the Federal Funds rate, placing a temporary guarantee for balances held in money market mutual funds and enacting the Emergency Economic Stabilization Act.  The results of these actions and future actions will take time to have their intended effects.

During 2008, the Gross Domestic Product (GDP) the output of goods and services produced by labor and property located in the United States began the year with an increase of 0.9 percent for the 1st quarter, a 2.8 percent increase for the second quarter and then a decrease of 0.5 percent for the 3rd quarter and a dramatic decrease of 6.2 percent for the fourth quarter of 2008, thereby demonstrating the rapid deterioration of the economy during the latter part of 2008.  Economists are generally of the opinion the United States slipped into recession in December 2007 and that the recession has deepened during 2008.

The economic downturn has had a dramatic effect on the United States and California’s unemployment figures.  For the fourth quarter of 2007, unemployment for the nation averaged 4.8 percent.  During 2008 the unemployment rate steadily rose.  Average national unemployment rose to 4.9 percent during the first quarter of 2008, 5.3 percent in the second quarter of 2008, 6.0 percent in the third quarter of 2008, and to 6.9 percent as of December 31, 2008.  California’s unemployment mirrored the nation with unemployment rising steadily and significantly throughout 2008.  California’s unemployment rate began 2008 at 6.1 percent and ended the year at 8.7 percent.  The rapid rise in unemployment has caused significant concerns among workers regarding their job security and lowered their confidence in their own financial circumstances.

In September 2007, after having left the Federal Funds Rate unchanged at 5.25 percent for more than two years, the Federal Reserve began to react to the slowing economy, rising unemployment, and turmoil created by contractions in the credit market and lowered the rate to 4.75 percent.  In lowering the Federal Funds Rate, the Federal Reserve’s initial goals were to stimulate the economy while keeping inflation in check, create jobs and increase liquidity in the financial system.  Since the September 2007 reduction, the Federal Funds Rate has been further lowered several times.  The most recent reduction on December 16, 2008 was to a level of 0.00 to 0.25 percent.  The Federal Reserve has little room to reduce this rate for any further effects on the economy.

Mortgage interest rates are a key factor in the affordability of real estate. The higher the interest rate, the less affordable real estate becomes.  Mortgage interest rates are significantly influenced by the United States 10 year treasury securities.  These securities began January 2008 at an average rate of 3.74 percent.  They rose to a high of 4.10 percent during June of 2008 and have been falling since to a level of 2.42 percent during December 2008.  Mortgage interest rates followed suit as measured by Freddie Mac for their fixed–rate 30 year conforming loans.  They began 2008 with a January average of 5.76 percent with a 0.4 percent fee, rose to a high of 6.48 percent with a 0.7 percent fee in August 2008 and have since dropped through the remainder of 2008 to a level in December of 5.29 percent with a 0.7 percent fee and in February 2009 to 5.13 percent with a 0.7 percent fee.

Median home prices have declined from their highs in 2005 and 2006.  The median national sales price of existing homes as reported by the National Association of Realtors was $219,000 for 2005, $221,900 for 2006 and then began to decline to $219,000 for 2007 and to $198,100 for 2008.

Secured Loan Portfolio

As of December 31, 2008, a summary of the partnership’s secured loan portfolio is set forth below.

Secured Loans as a Percentage of Appraised Value

First trust deeds	$3,720,819
Second trust deeds	1,856,291
Third trust deeds	200,000
Total secured loans	$5,777,110

Prior liens due other lenders at time of loan	4,879,119

Total debt	$10,656,229

Appraised property value at time of loan	$18,313,659

Total secured loans as a percent of appraisals based on
appraised values and prior liens at date of loan	58.19%

Number of Secured Loans Outstanding	24

Average secured loan	240,713
Average secured loan as a percent of partners’ capital	4.03%
Largest secured loan outstanding	621,363
Largest secured loan as a percent of partners’ capital	10.40%
Largest secured loan as a percent of total assets	10.39%

Secured Loans as a Percentage of Total Secured Loans	Percent
First trust deeds	64.41%
Second trust deeds	32.13
Third trust deeds	3.46
Total	100.00%

Secured Loans by Type of Property	Amount	Percent
Single family	$3,156,804	54.64%
Apartments	248,083	4.29
Commercial	1,750,860	30.31
Land	621,363	10.76

Total	$5,777,110	100.00%

The following is a distribution of secured loans outstanding as of December 31, 2008 by California counties:

	Total
	Secured
California County	Loans	Percent

San Francisco Bay Area Counties
Alameda	$1,153,682	19.98%
San Francisco	750,000	12.98
Santa Clara	621,363	10.76
Solano	363,360	6.29
Napa	248,083	4.29
Contra Costa	153,000	2.65
	3,289,488	56.95%

Other Northern California Counties
Monterey	548,604	9.50%
San Joaquin	437,500	7.57
Butte	318,587	5.51
El Dorado	200,000	3.46
Mariposa	119,114	2.06
Shasta	107,373	1.86
Stanislaus	106,709	1.85
	1,837,887	31.81%

Southern California Counties
Orange	247,508	4.28
San Bernardino	205,811	3.56
Los Angeles	196,416	3.40
	649,735	11.24%

Total	$5,777,110	100.00%

Number of loans in foreclosure	1	$318,587

Scheduled maturity dates of secured loans as of December 31, 2008 are as follows:

Year ending December 31,	Amount
2009	$1,250,860
2010	643,459
2011	1,635,494
2012	857,217
2013	199,880
Thereafter	1,190,200
Total	$5,777,110

The partnership’s largest loan in the principal amount of $621,363 represents 10.76% of outstanding secured loans and 10.39% of partnership assets.  Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

The scheduled maturities for 2009 includes no loans past maturity at December 31, 2008.  The partnership occasionally allows borrowers to continue to make the regular interest payments on debt past maturity for periods of time.  In many instances, the interest rate on these past maturity loans is higher than current rates.  In the partnership’s experience, loans can be refinanced or repaid before and after the maturity date.  Therefore, the table of scheduled maturities is not a forecast of future cash receipts.

Item 2 – Properties

The partnership did not take back any collateral security from borrowers in 2008 and 2007.

The partnership sold to an affiliate of Redwood Mortgage Corp., for a gain of $645,590, its one property: an undeveloped parcel of land located in East Palo Alto, California.  The land was owned with two other affiliated partnerships.  The partnership’s net investment at the time of sale was $130,215.  For additional information on this sale, see Note 5 to Notes to Financial Statements.

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

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units,” Related Unitholder Matters and Issuer Purchases of Equity Securities

120,000 units at $100 each (minimum 20 Units) were offered through broker-dealer member firms of the Financial Industry Regulatory Authority (FINRA) on a “best efforts” basis (as indicated in Part I Item 1).  All units were sold to California residents.  Investors have the option of withdrawing earnings on a monthly, quarterly or annual basis or having their earnings retained in the partnership.  Limited partners may withdraw from the partnership in accordance with the terms of the partnership agreement subject to possible early withdrawal penalties.  There is no established public trading market for the units.  As of December 31, 2008, 337 limited partners had a total capital balance of $5,963,478.

A description of the partnership’s units, transfer restrictions, and withdrawal provisions is more fully described under the section entitled “Description of Units” and “Summary of the Limited Partnership Agreement”, on pages 38-42 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated herein by reference.

During the years 2006, 2007 and 2008, the partnership’s annualized yield on compounding accounts was 6.13%, 6.25% and 5.81%, respectively.  During the years 2006, 2007 and 2008, the partnership’s annualized yield on monthly distributing accounts was 5.96%, 6.08% and 5.66%, respectively.

Item 6 – Selected Financial Data

Redwood Mortgage Investors VI began operations in October, 1987.  Its financial condition and results of operation as of and for the five years ended December 31, 2008 were:

Balance Sheets

	2008	2007	2006	2005	2004
Cash	$333,800	$515,852	$161,114	$4,361,983	$1,090,027

Loans
Loans, secured by deeds of trust	5,777,110	4,944,898	5,493,828	2,021,973	5,225,128
Loans, unsecured, net	277,126	769,858	712,643	144,098	261,276

Interest and other receivables
Accrued interest and late fees	82,450	77,320	68,329	22,138	61,364
Advances on loans	2,306	578	1,004	51	2,890
Receivable from affiliate	—	12,003	3,414	—	—

Less allowances for loan losses	(489,913)	(323,916)	(294,507)	(315,379)	(315,751)

Real estate held, net	—	130,215	130,215	130,215	128,902

Total assets	$5,982,879	$6,126,808	$6,276,040	$6,365,079	$6,453,836

Liabilities and Partners’ Capital

	2008	2007	2006	2005	2004
Liabilities
Accounts payable	$—	$—	$—	$—	$11,487

Payable to affiliates	9,640	10,193	10,194	8,572	12,541
Total liabilities	9,640	10,193	10,194	8,572	24,028

Partners’ capital
Limited partners’ capital, subject
to redemption	5,963,478	6,106,854	6,256,085	6,346,746	6,420,047
General partners’ capital	9,761	9,761	9,761	9,761	9,761

Total partners’ capital	5,973,239	6,116,615	6,265,846	6,356,507	6,429,808

Total liabilities
and partners’ capital	$5,982,879	$6,126,808	$6,276,040	$6,365,079	$6,453,836

Statements of Income

	2008	2007	2006	2005	2004
Gross revenue	$1,148,373	$511,604	$484,648	$522,282	$538,737
Expenses	800,752	129,140	102,522	133,874	191,585
Net income	$347,621	$382,464	$382,126	$388,408	$347,152

Net income:
to general partners (1%)	$3,476	$3,822	$3,821	$3,884	$3,472
to limited partners (99%)	344,145	378,642	378,305	384,524	343,680
	$347,621	$382,464	$382,126	$388,408	$347,152
Net income per $1,000 invested
by limited partners for
entire period:
- where income is compounded	$58	$62	$61	$62	$54

- where partner receives income
in monthly distributions	$57	$61	$60	$60	$53

Annualized yields when income is compounded or distributed monthly for the years 2004 through 2008 are outlined in the table below:

	Compounded	Distributed

2004	5.40%	5.27%
2005	6.15%	5.99%
2006	6.13%	5.96%
2007	6.25%	6.08%
2008	5.81%	5.66%

The average annualized yield, when income is compounded from inception through December 31, 2008 was 6.82%.  The average annualized yield, when income is distributed monthly, from inception through December 31, 2008 was 6.59%.

Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses during the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.  At December 31, 2008, we did not own any real property.

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

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due is not insignificant, the carrying amount of the investment will be reduced to the present value of future cash flows discounted at the loan’s effective interest rate.  If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.  If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.

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

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 became effective on November 15, 2008.  The adoption of this statement did not have a material impact on the partnership’s financial condition and results of operation.

On January 1, 2008, the partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The partnership deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset in not active.  The adoption of FSP FAS 157-3 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income.  SFAS 156 is effective in the first quarter of 2007.  The adoption of SFAS 156 did not have a material impact on the partnership’s financial condition and results of operations.

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur.  SFAS 159 further establishes certain additional disclosure requirements.  SFAS 159 is effective for the partnership’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted.  Management has elected not to adopt the fair value option for financial assets and financial liabilities.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, along with the interim periods within those fiscal years.  Early adoption is prohibited.  Management is currently evaluating the impact and timing of the adoption of SFAS 160 on the partnership’s financial condition.

On July 13, 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The partnership adopted FIN 48 in the first quarter of 2007.  The adoption of FIN 48 did not have a material impact on the partnership’s financial condition and results of operations.

Related Parties.

The general partners of the partnership are Gymno Corporation and Michael R. Burwell.  Most partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partners, which arranges services and maintains the loan portfolio for the benefit of the partnership.  The fees received by the affiliate and general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partner subject to limitations imposed by the partnership agreement.  In the past the general partners have elected not to take the maximum compensation.  The following is a list of various partnership activities for which related parties are compensated.

•
Mortgage Brokerage Commissions  For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount not to exceed 4% of the total Partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership.  For the years ended December 31, 2008, 2007 and 2006 loan brokerage commissions paid by the borrowers were $34,508, $42,839, and $124,116, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  The table below summarizes the mortgage servicing fees paid by the partnership for the past three years.

	Years ended December 31,
	2008	2007	2006
Maximum chargeable	$74,855	$72,759	$67,065
Waived	(49,823)	(72,759)	(32,180)

Net charged	$25,032	$—	$34,885

•
Asset Management Fees  The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  The general partners have from time to time not charged the maximum allowable rate.  The table below summarizes the asset management fees paid by the partnership for the past three years.

	Years ended December 31,
	2008	2007	2006
Maximum chargeable	$22,787	$23,355	$23,800
Waived	(15,198)	(15,570)	(17,858)

Net charged	$7,599	$7,785	$5,942

•
Other Fees   The partnership agreement provides that the general partners or their affiliates may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.

•	Income and Losses All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation to the general partners (combined) may not exceed 1%.

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

•
Contributed Capital   The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of December 31, 2008 and 2007, a general partner, Gymno Corporation, had contributed $9,761 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations – For the years ended December 31, 2008, 2007 and 2006

Changes in the partnership’s operating results for the years ended December 31, 2008 and 2007 are discussed below.

	Changes for the years ended December 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$16,520	3%	$28,079	6%
Interest-interest bearing accounts	(18,174)	(73)	(8,982)	(26)
Gain on sale of real estate owned	645,590	—	—	—
Late fees, prepayment penalties and fees	(7,167)	(50)	7,859	123
Total revenues	636,769	124	26,956	6

Expenses
Mortgage servicing fees	25,032	—	(34,885)	(100)
Asset management fees	(186)	(2)	1,843	31
Clerical costs through Redwood Mortgage Corp.	(422)	(6)	(1,216)	(14)
Provision for losses on loans and real estate	659,820	2,218	50,615	243
Professional services	221	—	3,090	6
Other	(12,853)	(50)	7,171	38
Total expenses	671,612	520	26,618	26

Net income	$(34,843)	(9)%	$338	—%

Please refer to the above table throughout the discussions of Results of Operations.

The increase in interest on loans for 2007 and 2008 was due to increases in the average secured loan portfolio balance and the related average interest rates.  Included in each year’s interest income is the amortization of a discount of $12,232 on an unsecured loan.  The table below recaps the yearly averages and the effect of the discount on the average interest rate.

			Average
			Interest
	Average		Rate
	Secured	Average	Adjusted
	Loan	Interest	For
Year	Balance	Rate	Discount
2006	$4,830,820	9.20%	8.94%
2007	$4,912,259	9.62%	9.37%
2008	$5,023,691	9.73%	9.49%

Interest from interest bearing accounts decreased in 2007 and 2008 primarily due a reduction in the average account balances as the partnership was able to invest in new loans.  The decrease in income for 2007 was mitigated by an increase in the interest rate earned from 2006.  The table below summarizes the components in this area.

	Average		Interest
	Interest-	Average	Bearing
	Bearing	Interest	Accounts
Year	Balance	Rate	Income
2006	$1,490,983	2.28%	$33,977
2007	$885,637	2.82%	$24,995
2008	$374,797	1.82%	$6,821

The gain on sale of real estate owned is due to the partnership’s sale of its interest in a single property to an affiliate of Redwood Mortgage Corp. in the fourth quarter of 2008.  See Note 5 to Notes to Financial Statements for additional information.  The property had been held since 1993 in joint ownership with two affiliated partnerships.

The decrease in late fees and other income for 2008 was due to decreases of $2,364 for late fees, $2,208 for early withdrawal penalties and $2,597 for miscellaneous items.  The increase for 2007 was due to increases of $1,173 for late fees, $3,364 for early withdrawal penalties and $3,322 for miscellaneous items.

The primary reason of the increase in mortgage servicing fees for 2008 was due to a complete waiver of these fees by Redwood Mortgage Corp of $72,759 for 2007 compared to a partial waiver in 2008 of $49,823.  The decrease in mortgage servicing fees for 2007 was due to the afore-mentioned complete waiver compared to a partial waiver of $32,180 in 2006

The slight increase in asset management fees for 2007 is due to a complete waiver of the first quarter fees in 2006 of $1,991 by the general partners.

The decrease in clerical costs for both 2008 and 2007 was primarily attributable to reduced clerical costs in servicing this partnership.

The increase in the provision for losses on loans and real estate for 2008 and 2007 was due to management’s decision to increase the allowances for losses for loans and real estate based upon the current weakness in the U.S. economy, and in particular, the declines in the real estate market related to property values and available liquidity.

The increase in professional services for 2007 was due to increased fees and the timing of professional services.  The increases were in both general accounting and legal costs.

The decrease in 2008 and the increase in 2007 in other expenses were primarily due to costs associated with the upkeep of existing real estate properties held.  In 2008, 2007 and 2006 the upkeep costs were $7,895, $18,687, and $12,125, respectively.

As of September 2, 1989, the date the offering of the partnership’s limited partner Units was formally closed, the partnership had sold 97,725.94 limited partner Units and its contributed capital totaled $9,772,594 of the approved $12,000,000 issue, in Units of $100 each.  On December 31, 2008 the net capital of limited and general partners totaled $5,973,239.

The partnership began funding loans in October 1987.  The partnership’s secured loans outstanding as of December 31, 2008, 2007 and 2006 were $5,777,110, $4,944,898 and 5,493,828, respectively.  The partnership utilizes income, loan pay offs and proceeds from the sale of real estate held properties to meet limited partner capital liquidations and make additional loans.  During the years ended December 31, 2008, 2007 and 2006, loan principal collections and sale proceeds of the properties exceeded limited partner liquidations and partnership expenses.

In 2008, the partnership funded $1,227,865 in new loans and had pay-offs of $953,289.  The partnership was able to invest all of the pay-offs back into new loans.  Cash held by the partnership generated from these loan pay-offs is invested in interest-bearing accounts until a new loan opportunity is presented.

The partnership’s operating results and delinquencies are within the normal range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last thirty years.  Foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on liquidity.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held expenses, sales activities, and borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied.  Based upon this and other information, the allowance for loan losses is increased or decreased.  Borrower foreclosures are a normal aspect of partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect the partnership will on occasion take back real estate security.  At December 31, 2008 the partnership’s loan portfolio had four loans past due 90 days or more in interest payments totaling $428,578.  As of December 31, 2008 the partnership had no loans, past maturity.  The partnership had one filed notice of default at December 31, 2008.  The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Two of the partnership’s loans totaling $562,046 were subject to a workout agreement as of December 31, 2008.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  Management expects the number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times.  These workouts and delinquencies have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment.  Because of the number of variables involved, the magnitude of possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

As of December 31, 2008, 2007 and 2006 the partnership’s real estate held balance was $0, $130,215 and $130,215, respectively.  The partnership has not taken back any collateral security from borrowers in 2007 or 2008.  The partnership’s real estate held inventory consisted of one property, an undeveloped piece of land.  The land was located in East Palo Alto, California.  The partnership had held its interest in this land since April, 1993.  The land was owned with two other affiliated partnerships.  In December 2008, the land was sold to an affiliate of Redwood Mortgage Corp. at the current market value.  The partnership achieved a gain on sale of $645,590.

Management provided $689,563 and $29,743 as provisions for loan losses for the years ended December 31, 2008 and 2007, respectively.  During 2008, the partnership charged off $523,566 to the allowance for losses for uncollectible loans and related receivables.  As of December 31, 2008, the allowance for loan losses totaling $489,913 is considered to be adequate.

The partnership may restructure loans.  This is done through the modification of an existing loan or by re-writing a new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate, or granting an additional loan.  No loans were restructured in 2008.

Liquidity and Capital Resources.

The partnership relies upon loan payoffs and borrowers’ mortgage payments for the source of funds for loans.  Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership.  If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the partnership could experience significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners.  Cash is generated from borrower payments of interest, principal, loan payoffs and from the partnership’s sale of real estate owned properties.  Currently the credit and financial markets are facing a significant and prolonged disruption.  As a result, loans are not readily available to borrowers or purchasers of real estate.  These credit constraints impacted the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  A slow down or reduction in loan repayments would likely reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans or provide earnings and capital distributions.  During 2008, cash flow exceeded partnership expenses and earnings distribution requirements.  Excess cash flow is invested in new loan opportunities, when available, and for other partnership business.

At the time of their subscription for units in the partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually, or to compound earnings in their capital account.  If a limited partner initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  Earnings allocable to limited partners, who elect to compound earnings in their capital account, are retained by the partnership for making further loans or for other proper partnership purposes and such amounts are added to such limited partners’ capital accounts.  The table below summarizes these allocation elections.

	Years ended December 31,

	2008	2007	2006
Distributing	$141,132	$153,305	$152,775
Compounding	203,013	225,337	225,530

Total	$344,145	$378,642	$378,305
Percent electing distribution	41%	40%	40%

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of partnership agreement).  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2008, 2007 and 2006, respectively, and is expected by the general partners to commonly occur at these levels.

After a five year hold period has passed, limited partners may withdraw their capital account without penalty.  The table below sets forth actual liquidations for the past three years:

	Years ended December 31,

	2008	2007	2006
Capital liquidations – without penalty	$318,697	$319,394	$302,952
Capital liquidations – subject to penalty	27,692	55,174	13,239

Total	$346,389	$374,568	$316,191

In some cases in order to satisfy broker-dealers and other reporting requirements, the general partners have valued the limited partners’ interest in the partnership on a basis which utilizes a per Unit system of calculation, rather than based upon the investors’ capital account.  This information has been reported in this manner in order to allow the partnership to integrate with certain software used by the broker-dealers and other reporting entities

In those cases, the partnership will report to broker-dealers, trust companies and others a “reporting” number of Units based upon a $1.00 per Unit calculation.  The number of reporting Units provided will be calculated based upon the limited partner’s capital account value divided by $1.00.  Each investor’s capital account balance is set forth periodically on the partnership account statement provided to investors.  The reporting Units are solely for broker-dealers requiring such information for their software programs and do not reflect actual Units owned by a limited partner or the limited partners’ right or interest in cash flow or any other economic benefit in the partnership.  Each investor’s capital account balance is set forth periodically on the partnership account statement provided to investors.  The amount of partnership earnings each investor is entitled to receive is determined by the ratio each investor’s capital account bears to the total amount of all investor capital accounts then outstanding.  The capital account balance of each investor should be included on any FINRA member client account statement in providing a per Unit estimated value of the client’s investment in the partnership in accordance with NASD Rule 2340.

While the general partners have set an estimated value for the Units, such determination may not be representative of the ultimate price realized by an investor for such Units upon sale.  No public trading market exists for the Units and none is likely to develop.  Thus, there is no certainty the Units can be sold at a price equal to the stated value of the capital account.  Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled “Risk Factors - Purchase of Units is a long term investment”).

Current Economic Conditions.

The partnership makes loans secured by California real estate.  As a result, the health of the California economy and real estate market is of primary concern to the partnership.  The majority of the partnership’s loans are secured by property located in Northern California, dominated by loans made in the nine counties of the San Francisco Bay Area.  As of December 31, 2008, approximately 57 percent of the loans held by the partnership were located in the nine counties which comprise the San Francisco Bay Area region.

The California economy has slowed significantly during 2008.  California unemployment increased from 6.1 percent in December of 2007 to 8.7 percent in December 2008.  The unemployment rate rose to over 10 percent in February 2009 and appears likely to go higher as businesses continue to layoff workers.  The UCLA Anderson Forecast estimates a very weak first three quarters of 2009.  The California economy is in a recession like the remainder of the nation.

Residential real estate values are important to the partnership as they provide the security behind the loans.  During 2008, residential real estate values declined from their previous levels in 2007.  According to the California Association of Realtors, in December 2008 the median price of an existing single-family home in California was $281,000, a 41.5 percent decrease from the $480,820 median for December 2007.  Sales volumes began to increase in the second half of 2008.  The increased sales volumes have helped to decrease inventories of homes.  The California Association of Realtors Inventory Index for existing single-family detached homes in December 2008 was 5.6 months, compared to 13.4 months for the same period a year ago.  The index indicates the number of months needed to deplete the supply of homes on the markets at the current sales rate.

For the partnership loans outstanding at December 31, 2008, the partnership had an average loan-to-value of 58.19% computed based on appraised values and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.  Real estate values have declined during 2008 putting upward pressure on the partnership’s loan-to-value ratio.

Contractual Obligations Table. – None

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, and loans held in the partnership’s portfolio as of December 31, 2008.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2009 through 2013 and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets and liabilities approximate their fair values as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
Interest earning assets:
Money market accounts	$319,195						$319,195
Average interest rate	1.00%						1.00%
Unsecured loans		$117,811				$159,315	$277,126
Average interest rate		0%				0%	0%
Loans secured by deeds
of trust	$1,250,860	$643,459	$1,635,494	$857,217	$199,880	$1,190,200	$5,777,110
Average interest rate	9.74%	9.64%	9.43%	9.34%	9.50%	6.79%	8.97%

Unsecured loans include two loans with no stated rate of interest and a formerly secured loan with an interest rate of 9.25%, now on nonaccrual status.  Interest is imputed on the unsecured loans upon receipt of a payment.  As such, the average interest rate for unsecured loans has been reflected as 0%.

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

The partnership is also at risk for significant declines in the value of the underlying collateral for the loans.  Should the collateral value decline to be less than the outstanding loan balance and any related receivables, the partnership would need to write-down the carrying value of the loan and any related receivables to match the collateral value.  Also, borrowers may be less inclined to make their minimum monthly payments, thus placing a burden on the partnership’s cash flows.

PORTFOLIO REVIEW

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of December 31, 2008, 2007 and 2006, the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Napa, Contra Costa, Marin, Solano and Sonoma) represented $3,289,489 (57%), $2,578,339 (52%) and $3,462,918 (63%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio is represented by loans secured by real estate located primarily in other counties of Northern California.

As of December 31, 2008, 2007 and 2006 the Partnership held 24, 24 and 26 secured loans, respectively, in the following categories:

	2008		2007		2006
Single family homes (1-4 units)	$3,156,804	55%	$2,851,528	57%	$4,345,689	79%
Apartments	248,083	4	525,625	11	342,500	6
Commercial	1,750,860	30	1,567,745	32	805,639	15
Land	621,363	11	—	—	—	—

Total	$5,777,110	100%	$4,944,898	100%	$5,493,828	100%

The following table sets forth the priorities, asset concentrations and maturities of loans held by the partnership as of December 31, 2008:

	# of Loans	Amount	Percent

First trust deeds	13	$3,720,819	65%
Second trust deeds	10	1,856,291	32%
Third trust deeds	1	200,000	3%
Total	24	$5,777,110	100%

Maturing prior to 12/31/09	5	$1,250,860	22%
Maturing during 2010	2	643,459	11%
Maturing during 2011	9	1,635,494	28%
Maturing after 12/31/11	8	2,247,297	39%
Total	24	$5,777,110	100%

Average loan		$240,713	4.17%
Largest loan		621,363	10.76%
Smallest loan		69,481	1.20%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			58.19%

The partnership’s largest loan in the principal amount of $621,363 represents 10.76% of outstanding secured loans and 10.39% of partnership assets.  Larger loans can sometimes represent over 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs as a result of the restructuring several loans into one loan, or seller carry back notes upon sale of real estate.

At December 31, 2008 and 2007, the partnership had three unsecured loans, net of discounts, totaling $277,126 and $769,858, respectively.  Two of the loans are non-interest bearing and are due in monthly installments of $2,078 through May, 2009.  These monthly payments escalate at various times through the loan maturity date.  Interest has been imputed on these loans at interest rates for comparable loans made during the same periods.

During 2006, a loan in the amount of $571,494 became unsecured.  The partnership placed the loan on nonaccrual status.  The partnership pursued collection efforts against the borrower for the entire amount of outstanding principal, advances and past due interest.  The partnership ultimately negotiated a settlement which resulted in a write-off of $421,431 from the $615,431 then due which was charged against the allowance for loan losses.  The general partners have established an allowance for loan losses for its unsecured loans as a protection against amounts that may ultimately prove uncollectible.

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of December 31, 2008, the general partners have determined the allowance for loan losses of $489,913 (8.20% of partners’ capital) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  As of December 31, 2008, there were no matured loans and four secured loans delinquent in interest payments over 90 days, totaling $428,578.

The partnership may also make loans requiring periodic disbursements of funds.  These loans include ground up construction of buildings and loans for rehabilitation of existing structures.  Interest on these loans is computed at simple interest method and only on the amounts disbursed on a daily basis. As of December 31, 2008 there were no such loans.

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors VI are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets – December 31, 2008 and 2007
•	Statements of Income for the years ended December 31, 2008, 2007 and 2006
•	Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006
•	Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
•	Notes to Financial Statements

B – Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Investors VI are included in Item 8:

•	Schedule II – Valuation and Qualifying Accounts
•	Schedule IV – Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REDWOOD MORTGAGE INVESTORS VI
(A CALIFORNIA LIMITED PARTNERSHIP)
FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION
AS OF DECEMBER 31, 2008 AND 2007
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VI
Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors VI (a California limited partnership) as of December 31, 2008 and 2007 and the related statements of income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of Redwood Mortgage Investors VI’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VI as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ARMANINO McKENNA  LLP
_____________________________
ARMANINO McKENNA  LLP
San Ramon, California
March 31, 2009

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Balance Sheets
December 31, 2008 and 2007

ASSETS

	2008	2007

Cash and cash equivalents	$333,800	$515,852

Loans
Loans, secured by deeds of trust	5,777,110	4,944,898
Loans, unsecured, net of discount of $108,080 and
$85,627 in 2008 and 2007, respectively	277,126	769,858
Allowance for loan losses	(489,913)	(323,916)
Net loans	5,564,323	5,390,840

Interest and other receivables
Accrued interest and late fees	82,450	77,320
Advances on loans	2,306	578
Receivable from affiliate	—	12,003
Total interest and other receivables	84,756	89,901

Real estate held, net	—	130,215

Total assets	$5,982,879	$6,126,808

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Payable to affiliate	$9,640	$10,193
Total liabilities	9,640	10,193

Partners’ capital
Limited partners’ capital, subject to redemption	5,963,478	6,106,854
General partners’ capital	9,761	9,761
Total partners’ capital	5,973,239	6,116,615

Total liabilities and partners’ capital	$5,982,879	$6,126,808

The accompanying notes are an integral part of these financial statements

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues
Interest on loans	$488,868	$472,348	$444,269
Interest - interest bearing accounts	6,821	24,995	33,977
Gain on sale of real estate held	645,590	—	—
Late fees, prepayment penalties and fees	7,094	14,261	6,402
Total revenues	1,148,373	511,604	484,648

Expenses
Mortgage servicing fees	25,032	—	34,885
Asset management fees	7,599	7,785	5,942
Clerical costs from Redwood Mortgage Corp.	6,768	7,190	8,406
Provisions for (recovery of) losses on loans
and real estate held	689,563	29,743	(20,872)
Professional services	58,690	58,469	55,379
Other	13,100	25,953	18,782
Total expenses	800,752	129,140	102,522

Net income	$347,621	$382,464	$382,126

Net income
General partners ( 1%)	$3,476	$3,822	$3,821
Limited partners (99%)	344,145	378,642	378,305

	$347,621	$382,464	$382,126

Net income per $1,000 invested by limited partners
for entire period
Where income is reinvested	$58	$62	$61
Where partner receives income in
monthly distributions	$57	$61	$60

The accompanying notes are an integral part of these financial statements

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2008, 2007 and 2006

	Limited	General
	Partners	Partners	Total

Balances at December 31, 2005	$6,346,746	$9,761	$6,356,507

Net income	378,305	3,821	382,126
Early withdrawal penalties	(1,059)	—	(1,059)
Partners’ withdrawals	(467,907)	(3,821)	(471,728)

Balances at December 31, 2006	6,256,085	9,761	6,265,846

Net income	378,642	3,822	382,464
Early withdrawal penalties	(4,423)	—	(4,423)
Partners’ withdrawals	(523,450)	(3,822)	(527,272)

Balances at December 31, 2007	6,106,854	$9,761	$6,116,615

Net income	344,145	3,476	347,621
Early withdrawal penalties	(2,215)	—	(2,215)
Partners’ withdrawals	(485,306)	(3,476)	(488,782)

Balances at December 31, 2008	$5,963,478	$9,761	$5,973,239

The accompanying notes are an integral part of these financial statements

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities
Net income	$347,621	$382,464	$382,126
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for (recovery of) losses on loans
and real estate held	689,563	29,743	(20,872)
Realized gain on sale of real estate held	(645,590)	—	—
Early withdrawal penalties credited to income	(2,215)	(4,423)	(1,059)
Amortization of discount on unsecured loans	(12,232)	(12,233)	(9,174)
Change in operating assets and liabilities
Loans, unsecured	47,056	(44,982)	9,319
Accrued interest and late fees	(7,061)	(9,325)	(80,937)
Advances on loans	(1,728)	426	(3,338)
Receivable from affiliate	12,003	(8,589)	(3,414)
Payable to affiliate	(553)	(1)	1,622
Net cash provided by operating activities	426,864	333,080	274,273

Cash flows from investing activities
Principal collected on loans	953,289	2,203,176	1,150,206
Loans originated	(1,227,865)	(1,654,246)	(5,153,620)
Proceeds from disposition of real estate	154,442	—	—
Net cash provided by (used in) investing activities	(120,134)	548,930	(4,003,414)

Cash flows from financing activities
Partners’ withdrawals	(488,782)	(527,272)	(471,728)

Net increase (decrease) in cash and cash equivalents	(182,052)	354,738	(4,200,869)

Cash and cash equivalents at beginning of year	515,852	161,114	4,361,983
Cash and cash equivalents at end of year	$333,800	$515,852	$161,114

Supplemental disclosure of non-cash investing activities
Secured loan from sale of real estate held	$621,363	—	—

The accompanying notes are an integral part of these financial statements

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors VI a California Limited Partnership, was organized in 1987.  The general partners are Michael R. Burwell, an individual, and Gymno Corporation, a California corporation whose stockholders are Michael R. Burwell and two trusts, both of whose trustee is Michael R. Burwell.  The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate.  Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners.

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

If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  At December 31, 2008 and 2007, the partnership had four and three loans, respectively, past maturity or more than 90 days past due in interest payments or principal, totaling $428,578 and $541,952, respectively. In addition, accrued interest, late charges and advances totaled $23,491 and $28,007, respectively.  At December 31, 2008 and 2007, as presented in Note 8, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 58.19% and 58.00%, respectively. When loans are considered impaired the allowance for loan losses are updated to reflect the change in the valuation of collateral security. The table below summarizes the impaired loans for the years ended December 31:

	Number		Total	Total	Impaired		Average		Interest
	of		Impaired	Investment	Loans		Investment	Interest	Income
	Impaired		Loan	Impaired	Loss		Impaired	Income	Received
Year	Loans		Balance	Loans	Reserve		Loans	Accrued	In Cash
2008	2		$251,724	$266,794	$145,421		$264,761	$24,662	$21,219
2007	—	$		$—	$—	$		$—	$—
2006	—	$		$—	$—	$		$—	$—

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans unsecured, net

In August 2008 a property on which the partnership held a second lien, was foreclosed upon by the first lien holder, thus rendering the partnership’s loan unsecured.  The secured loan, including accrued interest and late charges totaled $65,657 at the time of foreclosure.  This loan, along with additional legal fees of $1,793, was later written off against the allowance for losses as the estimated cost to collect was determined to be too high.

During 2006, a previously secured loan became unsecured which resulted in a decrease to secured loans, advances and accrued interest of $531,559, $2,385 and $34,745, respectively, and an increase to unsecured loans of $568,689.  During 2008, the partnership negotiated a settlement which resulted in a write-off of $421,431 from the $615,431 then due which was charged against the allowance for loan losses.

The partnership had three unsecured loans, net of a discount, totaling $277,126 and $769,858 at December 31, 2008 and 2007, respectively.  Interest is not being accrued as these loans are considered impaired; however, monthly payments are being received on each loan.

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

The composition of the allowance for loan losses was as follows:

	December 31, 2008		December 31, 2007

		Percent		Percent
		of loans		loans of
		in each		in each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at end of period applicable to:
Domestic
Real estate – mortgage
Single family	$139,730	55%	$75,283	57%
Apartments	10,000	4	3,942	11
Commercial	57,509	30	19,597	32
Land	12,427	11	—	—
Total real estate – mortgage	$219,666	100%	$98,822	100%

Total unsecured loans	$270,247	100%	$225,094	100%

Total allowance for losses	$489,913	100%	$323,916	100%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$323,916	$294,507	$315,379

Charge-offs
Domestic
Real estate - mortgage
Single family	(523,566)	(334)	—
Apartments	—	—	—
Commercial	—	—	—
	(523,566)	(334)	—
Recoveries
Domestic
Real estate - mortgage
Single family	—	—	—
Apartments	—	—	—
Commercial	—	—	—
	—	—	—
Net charge-offs	(523,566)	(334)	—
Additions/(recovery) charge to operations	689,563	29,743	(20,872)

Balance at end of year	$489,913	$323,916	$294,507

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	9.77%	0.00%	0.00%

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
December 31, 2008, 2007 and 2006

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

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.  During 2008, 2007 and 2006, late fee revenue of $3,678, $6,041 and $4,868, respectively, was recorded.  The partnership has a late fee receivable at December 31, 2008 and 2007 of $2,102 and $2,349, respectively.

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 became effective on November 15, 2008.  The adoption of this statement did not have a material impact on the partnership’s financial condition and results of operation.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

On January 1, 2008, the partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The partnership deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset in not active.  The adoption of FSP FAS 157-3 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income.  SFAS 156 is effective in the first quarter of 2007.  The adoption of SFAS 156 did not have a material impact on the partnership’s financial condition and results of operations.

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur.  SFAS 159 further establishes certain additional disclosure requirements.  SFAS 159 is effective for the partnership’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted.  Management has elected not to adopt the fair value option for financial assets and financial liabilities.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, along with the interim periods within those fiscal years.  Early adoption is prohibited.  Management is currently evaluating the impact and timing of the adoption of SFAS 160 on the partnership’s financial condition.

On July 13, 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The partnership adopted FIN 48 in the first quarter of 2007.  The adoption of FIN 48 did not have a material impact on the partnership’s financial condition and results of operations.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 3 – OTHER PARTNERSHIP PROVISIONS

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

Election to receive monthly, quarterly or annual distributions

At the time of their subscription for units, investors elected to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound.  Subject to certain limitations, a compounding investor may subsequently change his election, but an investor’s election to have cash distributions is irrevocable.

Profits and losses

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

Liquidity, capital withdrawals and early withdrawals

There are substantial restrictions on transferability of units and accordingly an investment in the partnership is non-liquid.  Limited partners had no right to withdraw from the partnership or to obtain the return of their capital account for at least one year from the date of purchase of partnership units.

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

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 3 – OTHER PARTNERSHIP PROVISIONS (continued)

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

The partnership does not establish a reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital account is restricted to the availability of partnership cash flow.  Furthermore, no more than 20% of the total limited partners’ capital accounts outstanding at the beginning of any year may be liquidated during any calendar year.

NOTE 4 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and fees paid to the general partners and their affiliates:

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp., an affiliate of the general partners, may collect an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  In 2008, 2007 and 2006, loan brokerage commissions paid by the borrowers were $34,508, $42,839 and $124,116, respectively.

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annually) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued.  Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans.  Mortgage servicing fees of $25,032, $0 and $34,885, were incurred for 2008, 2007 and 2006, respectively.  During 2008, 2007 and 2006 Redwood Mortgage Corp. waived $49,823, $72,759 and $32,180 of mortgage servicing fees, respectively.  The partnership has a payable to Redwood Mortgage Corp. for servicing fees of $9,640 and $10,193 at December 31, 2008 and 2007, respectively.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 4 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fee

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  Asset management fees of $7,599, $7,785 and $5,942, were incurred for 2008, 2007 and 2006, respectively.  During 2008, 2007 and 2006, the general partners waived $15,198, $15,570 and $17,858 of asset management fees, respectively.

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees.  These fees are incurred by the borrowers and paid to the general partners or affiliates.

Clerical costs through Redwood Mortgage Corp.

The partnership receives certain operating and administrative services from Redwood Mortgage Corp.  Redwood Mortgage Corp. may be reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  During 2008, 2007 and 2006, operating expenses totaling $6,768, $7,190 and $8,406, respectively, were reimbursed to Redwood Mortgage Corp.  To the extent that some operating and administrative services were not reimbursed, the financial position and results of partnership operation may be different.

NOTE 5 – REAL ESTATE HELD

In December 2008, the partnership, along with two other affiliates, sold its lone property to an affiliate of Redwood Mortgage Corp. for the property’s current market value.  The current market value was determined by a nationally known appraiser.  The partnership’s share of the appraised value was $776,704.  The partnership received 20% of the sales price in cash ($154,442) and the balance in the form of a secured loan of $621,363 at 7.00%, amortized for 20 years, due in full on January 1, 2016.  The related gain on sale was recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate.  The partnership is not obligated for any future performance related this property.

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell, as of December 31, 2008 and 2007:

	2008	2007

Costs of properties	$—	$130,215
Reduction in value	—	—

Real estate held, net	$—	$130,215

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 6 – INCOME TAXES

The following reflects a reconciliation of partners’ capital reflected in the financial statements to the tax basis of partnership capital:

	2008	2007

Partners’ capital per financial statements	$5,973,239	$6,116,615
Allowance for loan losses and real estate	489,913	323,916

Partners’ capital tax basis	$6,463,152	$6,440,531

In 2008 and 2007, approximately 73% of taxable income was allocated to tax-exempt organizations (e.g., retirement plans).

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The partnership does not record loans at fair value on a recurring basis.

Financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2008:  ($ in thousands)

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2008
Impaired loans	$—	$—	$251,724	$251,724

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)
Secured loans (Level 2).  The fair value of these non-impaired loans of $5,527,000 and $4,899,000 at December 31, 2008 and 2007, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value off the collateral, the partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans (Level 3).  The carrying amount equals fair value. Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

NOTE 8 – LOAN CONCENTRATIONS AND CHARACTERISTICS

At December 31, 2008 and 2007, the loans secured by recorded deeds of trust had the following characteristics:

	2008	2007

Number of secured loans outstanding	24	24
Total secured loans outstanding	$5,777,110	$4,944,898

Average secured loan outstanding	$240,713	$206,037
Average secured loan as percent of total secured loans	4.17%	4.17%
Average secured loan as percent of partners’ capital	4.03%	3.37%

Largest secured loan outstanding	$621,363	$400,000
Largest secured loan as percent of total secured loans	10.76%	8.09%
Largest secured loan as percent of partners’ capital	10.40%	6.54%
Largest secured loan as percent of total assets	10.39%	6.53%

Number of counties where security
is located (all California)	16	14
Largest percentage of secured loans in one county	19.98%	22.26%

Number of secured loans in foreclosure	1	—
Amounts of secured loans in foreclosure	$318,587	$—

At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 8 – LOAN CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at December 31, 2008 and 2007:

	2008	2007

First trust deeds	$3,720,819	$2,764,524
Second trust deeds	1,856,291	1,980,374
Third trust deeds	200,000	200,000
Total loans	5,777,110	4,944,898
Prior liens due other lenders at time of loan	4,879,119	5,715,592

Total debt	$10,656,229	$10,660,490

Appraised property value at time of loan	$18,313,659	$18,380,414

Average secured loan to appraised value
of security based on appraised values and prior
liens at time loan was consummated	58.19%	58.00%

Loans by type of property
Single family	$3,156,804	$2,851,528
Apartments	248,083	525,625
Commercial	1,750,860	1,567,745
Land	621,363	—

Total secured loans	$5,777,110	$4,944,898

Interest rates on the loans range from 6.38% to 10.50% at December 31, 2008 and 8.50% to 10.50% at December 31, 2007

Scheduled maturity dates of secured loans as of December 31, 2008 are as follows:

Year Ending December 31,
2009	$1,250,860
2010	643,459
2011	1,635,494
2012	857,217
2013	199,880
Thereafter	1,190,200

$5,777,110

The scheduled maturities for 2009 had no loans which were past maturity at December 31, 2008.  Occasionally, the partnership allows borrowers to continue to make the payments on loans past maturity for periods of time.  Also, it is the partnership’s experience loans can be refinanced or repaid before the maturity date.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Workout agreements

From time to time, the partnership negotiates various contractual workout agreements with borrowers.  Under the terms of these workout agreements the partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans.  As of December 31, 2008 and 2007, there were two and three loans, respectively, in workout agreements.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

NOTE 10 – SELECTED FINANCIAL INFORMATION (Unaudited)

	Calendar Quarter
	First	Second	Third	Fourth	Annual
Revenues
2008	$124,841	$127,506	$127,237	$768,789	$1,148,373
2007	$130,633	$120,180	$128,359	$132,432	$511,604

Expenses
2008	$33,912	$38,506	$41,706	$686,628	$800,752
2007	$34,199	$24,211	$33,066	$37,664	$129,140

Net income allocated
to general partners
2008	$909	$890	$856	$821	$3,476
2007	$964	$960	$953	$945	$3,822

Net income allocated
to limited partners
2008	$90,020	$88,110	$84,675	$81,340	$344,145
2007	$95,470	$95,010	$94,340	$93,822	$378,642

Net income per $1,000 invested
Where income is
Reinvested
2008	$15	$14	$15	$14	$58
2007	$15	$15	$16	$16	$62

Withdrawn
2008	$15	$14	$14	$14	$57
2007	$15	$15	$15	$16	$61

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2008, 2007 and 2006

	B	C
	Balance at	Additions			E
A	Beginning	Charged to Costs	Charged to	D	Balance at
Description	of Period	and Expenses	Other Accounts	Deductions	End of Period
Year ended December 31, 2006
Deducted from asset accounts
Allowance for loan losses	$315,379	$(20,872)	$—	$—	$294,507

Cumulative write-down of
real estate owned	—	—	—	—	—
	$315,379	$(20,872)	$—	$—	$294,507
Year ended December 31, 2007
Deducted from asset accounts
Allowance for loan losses	$294,507	$29,743	$—	$(334)	$323,916

Cumulative write-down of
real estate owned	—	—	—	—	—
	$294,507	$29,743	$—	$(334)	$323,916
Year ended December 31, 2008
Deducted from asset accounts				)
Allowance for loan losses	$323,916	$689,563	$—	$(523,566)	$489,913

Cumulative write-down of
real estate owned	—	—	—	—	—
	$323,916	$689,563	$—	$(523,566)	$489,913

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Schedule IV
Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2008

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount	Carry	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	of Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Description	Rate	Date	Terms	Liens	Amount	Investment	or Interest	Lien	Location
Res.	9.50%	11/01/13	$1,682	$168,133	$200,000	$199,880	—	2nd	Monterey
Res	9.50%	01/01/14	2,104	—	250,250	250,250	—	1st	Alameda
Res.	8.50%	03/01/09	1,771	—	200,000	250,000	—	1st	Monterey
Res.	9.25%	06/01/10	2,057	198,779	250,000	243,459	—	2nd	Alameda
Comm.	9.50%	02/01/09	2,078	—	262,500	262,500	—	1st	San Joaquin
Res.	9.63%	04/01/11	1,062	173,882	125,000	119,114	—	2nd	Mariposa
Res.	9.75%	06/01/11	601	75,015	70,000	69,481	69,481	2nd	San Bernardino
Res.	9.75%	06/01/11	859	255,618	100,000	99,384	98,724	2nd	Monterey
Res.	8.88%	07/01/11	2,958	866,667	399,990	400,000	—	2nd	San Francisco
Res.	9.00%	06/01/11	1,609	1,020,306	200,000	196,416	—	2nd	Los Angeles
Res.	9.75%	10/01/11	932	—	108,500	107373	107,373	1st	Shasta
Res.	9.00%	12/06/11	1,950	—	260,000	259,973	—	1st	Alameda
Res.	10.00%	01/01/12	1,275	—	153,000	153,000	153,000	1st	Contra Costa
Res.	9.75%	12/01/11	1,186	—	138,000	136,329	—	1st	San Bernardino
Res.	9.75%	05/01/12	926	163,230	107,800	106,709	—	2nd	Stanislaus
Res.	9.25%	06/01/12	2,057	445,918	250,000	247,508	—	2nd	Orange
Comm.	10.50%	07/01/09	3285	—	450,001	363360	—	1st	Solano
Comm.	9.00%	07/01/12	2,625	—	350,000	350,000	—	1st	San Francisco
Comm.	10.00%	03/01/09	1,667	475,698	200,001	200,000	—	3rd	El Dorado
Comm.	10.00%	02/01/09	1,458	1,035,873	175,000	175,000	—	2nd	San Joaquin
Res.	6.38%	03/01/15	2,000	—	319,500	318,587	—	1st	Butte
Comm.	9.88%	05/01/10	3,292	—	400,004	400,000	—	1st	Alameda
Apts.	10.50%	06/01/11	2,188	—	250,002	248,084	—	1st	Napa
Land	7.00%	01/01/16	4,817	—	621,363	621,363	—	1st	Santa Clara

Total			$46,439	$4,879,119	$5,840,911	$5,777,110	$428,578

Note: Most loans have balloon payments due at maturity.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Schedule IV
Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (Continued)

Reconciliation of carrying amount (cost) of loans at close of periods

	Year ended December 31,
	2008	2007	2006

Balance at beginning of year	$4,944,898	$5,493,828	$2,021,973
Additions during period
New loans	1,849,228	1,654,246	5,153,620
Other	—	—	—
Total additions	1,849,228	1,654,246	5,153,620

Deductions during period
Collections of principal	953,289	2,203,176	1,150,206
Foreclosures	—	—	—
Cost of loans sold	—	—	—
Amortization of premium	—	—	—
Other	63,727	—	531,559
Total deductions	1,017,016	2,203,176	1,681,765

Balance at close of year	$5,777,110	$4,944,898	$5,493,828

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2008 and 2007.

Item 9A(T) – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the general partners concluded the partnership’s disclosure controls and procedures were effective.

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

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded the partnership’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the partnership's independent registered public accounting firm regarding internal control over financial reporting. The general partner’s report was not subject to attestation by the partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission permitting the partnership to provide only the general partner’s report in this annual report.

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

The General Partners.

Michael R. Burwell. Michael R. Burwell, age 52, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present).  Mr. Burwell is licensed as a real estate sales person.

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

The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2008.  All such compensation is in compliance with the guidelines and limitations set forth in the partnership agreement.

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE GENERAL PARTNERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2008.  ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE PARTNERSHIP AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
Redwood Mortgage Corp.	Loan Servicing Fee for servicing loans	$25,032

General Partners &/or Affiliates	Asset Management Fee for managing assets	$7,599

General Partners	1% interest in profits	$3,476

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in connection
	with the review, selection, evaluation, negotiation, and extension
	of the loans paid by the borrowers and not by the partnership	$34,508

Redwood Mortgage Corp.	Processing and Escrow Fees for services in connection with
	notary, document preparation, credit investigation, and escrow
	fees payable by the borrowers and not by the partnership	$2,744

Gymno Corporation	Reconveyance Fee	$134

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . $6,768

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The general partners own an aggregate total of 1% of the partnership including a 1% portion of income and losses.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Refer to footnotes 3 and 4 of the Notes to Financial Statements in Part II item 8, which describes related party fees and data, and to footnote 5 which describes a sale of property in which the partnership had an interest to an affiliate of Redwood Mortgage Corp.

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2008 and 2007 are as follows:

Audit Fees  The aggregate fees billed during the years ended December 31, 2008 and 2007 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K and review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q were $52,175 and $47,120, respectively.

Audit Related Fees   There were no fees billed during the years ended December 31, 2008 and 2007 for audit-related services.

Tax fees   The aggregate fees billed for tax services for the years ended December 31, 2008 and 2007 were $3,030 and $4,338, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees   There were no other fees billed during the years ended December 31, 2008 and 2007.

All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2009.

REDWOOD MORTGAGE INVESTORS VI

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 31st day of March, 2009.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	March 31, 2009

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary & Chief Financial Officer of Gymno Corporation (Principal Financial and Accounting Officer); Director of Gymno Corporation	March 31, 2009

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VI, a California Limited Partnership (the “Registrant”);

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
March 31, 2009

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
March 31, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
March 31, 2009

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
March 31, 2009