Form 10-Q
period 2009-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 2009-05-15
CIK 811592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	XX

Part I – Item I.    FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
BALANCE SHEETS
MARCH 31, 2009 (unaudited) AND DECEMBER 31, 2008 (audited)

ASSETS

	March 31,	December 31,
	2009	2008

Cash and cash equivalents	$544,291	$333,800

Loans
Loans, secured by deeds of trust	5,537,259	5,777,110
Loans, unsecured, net discount of $105,022 and $108,080 for
March 31, 2009 and December 31, 2008, respectively	267,949	277,126
Allowance for loan losses	(508,598)	(489,913)
Net loans	5,296,610	5,564,323

Interest and other receivables
Accrued interest and late fees	102,198	82,450
Advances on loans	4,640	2,306
Total interest and other receivables	106,838	84,756

Total assets	$5,947,739	$5,982,879

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$5,506	$—
Payable to affiliate	11,672	9,640
Total liabilities	17,178	9,640

Partners’ capital
Limited partners’ capital, subject to redemption	5,920,800	5,963,478
General partners’ capital	9,761	9,761
Total partners’ capital	5,930,561	5,973,239

Total liabilities and partners’ capital	$5,947,739	$5,982,879

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (unaudited)

	2009	2008
Revenues
Interest on loans	$131,363	$120,328
Other interest	855	2,531
Late charges, prepayment penalties and fees	767	1,982
Total revenues	132,985	124,841
Expenses
Mortgage servicing fees	12,063	—
Asset management fees	5,609	1,916
Clerical costs through Redwood Mortgage Corp.	1,986	1,637
Provision for losses on loans	19,557	11,192
Professional services	14,320	17,898
Other	783	1,269
Total expenses	54,318	33,912
Net income	$78,667	$90,929

Net income: general partners ( 1%)	$787	$909
limited partners (99%)	77,880	90,020
	$78,667	$90,929
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$13	$15

-where partner receives income in monthly
distributions	$13	$15

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (unaudited)

	2009	2008
Cash flows from operating activities
Net income	$78,667	$90,929
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for losses on loans	19,557	11,192
Early withdrawal penalties credited to income	(500)	(871)
Amortization of discount on unsecured loans	(3,058)	(3,058)
Change in operating assets and liabilities
Loans, unsecured	11,363	(12,576)
Accrued interest and late fees	(19,748)	15,269
Advances on loan	(2,334)	(271
Receivable from affiliate	—	(385)
Accounts payable and accrued liabilities	5,506	—
Payable to affiliate	2,032	(1,599)

Net cash provided by operating activities	91,485	98,630

Cash flows from investing activities
Principal collected on loans	369,851	292,928
Loans originated	(130,000)	(324,613

Net cash provided by (used in) investing activities	239,851	(31,685

Cash flows from financing activities
Partners’ withdrawals	(120,845)	(121,648)

Net increase (decrease) in cash and cash equivalents	210,491	(54,703

Cash and cash equivalents – beginning of period	333,800	515,852

Cash and cash equivalents – end of period	$544,291	$461,149

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, and the shortfall in the amounts due are significant, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate.  If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

At March 31, 2009 and December 31, 2008, the partnership had three and four loans, respectively, past maturity or more than 90 days past due in interest payments or principal, totaling $321,090 and $428,578, respectively. In addition, accrued interest, late charges and advances totaled $24,869 and $23,491, respectively.  At March 31, 2009 the partnership had filed notices of default on two loans totaling $387,452, one of which was included in the more than 90 days past due totals.  At December 31, 2008, there was one loan totaling $318,587 with a filed notice of default.  At March 31, 2009 and December 31, 2008, as presented in Note 5, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 57.50% and 58.19%, respectively.

If events or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  When loans are considered impaired, the allowance for loan loss is updated to reflect the change in the valuation of collateral security. The table below summarizes the impaired loans:

	As of March 31,				For the three months ended March 31,
	Number	Total	Total	Impaired	Average		Interest
	of	Impaired	Investment	Loans	Investment	Interest	Income
	Impaired	Loan	Impaired	Loss	Impaired	Income	Received
	Loans	Balance	Loans	Reserve	Loans	Accrued	In Cash
2009	4	$676,288	$716,166	$238,146	$713,430	$9,732	$5,812
2008	—	$—	$—	$—	$—	$—	$—

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans unsecured by deeds of trust

The partnership had three unsecured loans, net of a discount, totaling $267,949 and $277,126 at March 31, 2009 and December 31, 2008, respectively.  Interest is not being accrued as these loans are considered impaired; however, monthly payments are being received on each loan.

Allowance for loan losses

Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined in accordance with contractual terms of the loan agreements.  A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured).  The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

The composition of the allowance for loan losses as of March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009		December 31, 2008

		Percent		Percent
		of loans		of loans
		in each		in each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at end of period applicable to:
Domestic
Real estate – mortgage
Single family	$351,674	60%	$285,151	55%
Apartments	4,485	4	10,000	4
Commercial	43,875	25	57,509	30
Land	12,379	11	12,427	11
Total real estate – mortgage	$412,413	100%	$365,087	100%

Total unsecured loans	$96,185	100%	$124,826	100%

Total allowance for losses	$508,598	100%	$489,913	100%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of year	$489,913	$323,916

Charge-offs
Domestic
Real estate - mortgage
Single family	(872)	—
Apartments	—	—
Commercial	—	—
	(872)	—
Recoveries
Domestic
Real estate - mortgage
Single family	—	—
Apartments	—	—
Commercial	—	—
	—	—
Net charge-offs	(872)	—
Additions/(recovery) charge to operations	19,557	11,192

Balance at end of period	$508,598	$335,108

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.02%	0.00%

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
MARCH 31, 2009 (unaudited)

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

Reclassifications

Certain reclassifications, not affecting previously reported net income or total partners’ capital, may have been made to the previously issued financial statements to conform to the current year classification.

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.

Profits and losses

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, along with the interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of SFAS 160 did not have a material impact on the partnership’s financial condition and results of operations.

On January 1, 2008, the partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The partnership deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted.  The purpose of this release was to provide additional guidance for estimating fair value in accordance with SFAS 157 (see above), when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  It is not anticipated that this FSP will have a material impact on the partnership’s financial condition and results of operation.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted if one also early adopts FSP FAS 157-4.  The purpose of this release is to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods.  It is not anticipated that this FSP will have a material impact on the partnership’s disclosures.

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
MARCH 31, 2009 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. waived $6,032 in mortgage servicing fees during the first quarter of 2009.

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

NOTE 4 – FAIR VALUE

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The partnership determines the fair values of its assets and liabilities based on the fair value hierarchy established in SFAS 157. The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the partnership has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the partnership’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the partnership’s own data.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 4 – FAIR VALUE (continued)

The partnership does not record loans at fair value on a recurring basis.

The following table reflects assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009:

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	03/31/2009
Impaired secured loans	$—	$—	$478,020	$478,020
Unsecured loans	$—	$—	$172,303	$172,303

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)
Secured loans (Level 2).  The fair value of the non-impaired loans of $4,875,000 and $5,527,000 at March 31, 2009 and December 31, 2008, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value of the collateral, the partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans (Level 3).  The carrying amount equals fair value.  Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 5 – ASSET CONCENTRATIONS AND CHARACTERISTICS

At March 31, 2009 and December 31, 2008, the loans secured by recorded deeds of trust had the following characteristics:

	March 31,	December 31,
	2009	2008
Number of secured loans outstanding	24	24
Total secured loans outstanding	$5,537,259	$5,777,110

Average secured loan outstanding	$230,719	$240,713
Average secured loan as percent of total secured loans	4.17%	4.17%
Average secured loan as percent of partners’ capital	3.89%	4.03%

Largest secured loan outstanding	$618,971	$621,363
Largest secured loan as percent of total secured loans	11.18%	10.76%
Largest secured loan as percent of partners’ capital	10.44%	10.40%
Largest secured loan as percent of total assets	10.41%	10.39%

Number of counties where security is located (all California)	16	16

Largest percentage of secured loans in one county	20.83%	19.98%

Number of secured loans in foreclosure status	2	1
Amounts of secured loans in foreclosure	$387,452	$318,587

At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

The following categories of secured loans were held at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

First trust deeds	$3,482,930	$3,720,819
Second trust deeds	1,854,329	1,856,291
Third trust deeds	200,000	200,000
Total loans	5,537,259	5,777,110
Prior liens due other lenders at time of loan	4,879,119	4,879,119

Total debt	$10,416,378	$10,656,229

Appraised property value at time of loan	$18,114,129	$18,313,659

Total loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	57.50%	58.19%

Loans by type of property
Single family	$3,283,702	$3,156,804
Apartments	247,087	248,083
Commercial	1,387,500	1,750,860
Land	618,970	621,363
	$5,537,259	$5,777,110

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 5 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

Scheduled maturity dates of secured loans as of March 31, 2009 are as follows:

Year Ending December 31,
2009	$637,500
2010	892,915
2011	1,633,737
2012	856,767
2013	199,515
Thereafter	1,316,825

$5,537,259

No loans were past maturity at March 31, 2009.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Workout agreements

From time to time, the partnership negotiates various contractual workout agreements with borrowers.  Under the terms of these workout agreements the partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans. As of March 31, 2009 and December 31, 2008, there were three and two loans respectively, in workout agreements.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2009 annualized yield estimates, additional foreclosures in 2009, expectations regarding the level of loan delinquencies, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held.  At March 31, 2009, the partnership did not own any real estate held.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $3,900 and $2,500 for the three month periods ended March 31, 2009 and 2008, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp. or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  The table below summarizes the mortgage servicing fees paid to Redwood Mortgage Corp. for the three month periods ended March 31, 2009 and 2008.

	March 31,	March 31,
	2009	2008

Maximum chargeable	$18,095	$18,582
Waived	(6,032)	(18,582)
Net charged	$12,063	$—

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  The general partners have historically not charged the maximum allowable rate.  The table below summarizes the asset management fees paid to the general partners for the three month periods ended March 31, 2009 and 2008.

	March 31,	March 31,
	2009	2008

Maximum chargeable	$5,609	$5,748
Waived	—	(3,832)
Net charged	$5,609	$1,916

•
Other Fees   The partnership agreement provides the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $625 and $455 for the three month periods ended March 31, 2009 and 2008, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $787 and $909 for the three month periods ended March 31, 2009 and 2008, respectively.

•
Operating Expenses   An affiliate of the partnership, Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursement was $1,986 and $1,637 for the three month periods ended March 31, 2009 and 2008, respectively.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of each of March 31, 2009 and 2008, a general partner, Gymno Corporation, had contributed $9,761 as capital in accordance with the partnership agreement.

Results of Operations.

Changes in the partnership’s operating results are tabulated for reference and discussed below:

	Changes during the three months ended March 31, 2009 versus 2008
	Dollars	Percent
Revenue
Interest on loans	$11,035	9%
Other interest	(1,676)	(66)
Late charges, prepayment penalties and fees	(1,215)	(63)
Total revenues	8,144	7

Expenses
Mortgage servicing fees	12,063	—
Asset management fees	3,693	193
Clerical costs through Redwood Mortgage Corp.	349	21
Provision for losses on loans	8,365	75
Professional services	(3,578)	(20)
Other	(486)	(38)
Total expenses	20,406	60

Net income	$(12,262)	(13)%

Please refer to the above table throughout the discussions of Results of Operations

The increase in interest on loans for the three month period ended March 31, 2009 as compared to the same period in 2008 was due to increases in the average loan portfolio balance and the average interest rate.  Each period includes $3,058 in income gained through amortization of discount on unsecured notes, which has been eliminated in the calculation of the average interest rate.  The table below recaps these averages for the three month periods.

		Average
		Interest
	Average	Rate
	Secured	Adjusted
	Loan	For
Year	Balance	Discount
2008	$4,960,611	9.46%
2009	$5,405,236	9.49%

The decrease in other interest for the three month period ended March 31, 2009 as compared to 2008 was due to a lower average balance of deposits in the interest-bearing accounts and a lower average rate of interest earned.  The table below summarizes the components in this area.

	Average
	Interest-	Average
	Bearing	Interest
Year	Balance	Rate
2008	$502,715	2.01%
2009	$323,384	1.06%

The decrease in late charges, prepayment penalties and fees for the three month period ended March 31, 2009 as compared to the same period in 2008 was primarily due to a decrease in late charge income.

Mortgage servicing fees increased for the three month period ended March 31, 2009 as compared to the same period in 2008.  For 2009, Redwood Mortgage Corp. waived one-third of these fees, and for 2008 had waived all of these fees.

The increase in asset management fees for the three month period ended March 31, 2009 compared to the same period in 2008, was due to the general partners charging one-third the allowable rate in 2008 compared to charging the allowable rate in 2009.

The increase in the provision for losses on loans and real estate held for the three month period ended March 31, 2009 as compared to 2008 was due to management’s decision to increase the allowance for losses to reflect the current market conditions.

The decrease in professional services for the three month period ended March 31, 2009 as compared to the same period in 2008, was due to general decreases in professional costs for legal services, audits, tax return processing and the timing of billing.

Partnership capital decreased from $5,973,239 at December 31, 2008 to $5,930,561 at March 31, 2009.  The decrease is attributable to capital liquidations exceeding compounding earnings.  The partnership capital declined $143,376 in 2008 and is anticipated to decrease at a similar rate in 2009.

The partnership began funding loans in October 1987.  The aggregate principal balance of the partnership’s secured loans outstanding as of March 31, 2009 and December 31, 2008 were $5,537,259 and $5,777,110, respectively.

Delinquencies on partnership loans are within the normal historical range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last twenty-eight years.  Foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on liquidity.  As of March 31, 2009, there were two loans with a filed notice of default.

Cash is generated from borrower payments of interest, principal, loan payoffs and from the partnership’s sale of real estate owned properties.  Currently the credit and financial markets are facing a significant and prolonged disruption.  As a result, loans are not readily available to borrowers or purchasers of real estate.  These credit constraints may impact the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  A slow down or reduction in loan repayments would likely reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans or provide earnings and capital distributions.  Excess cash flow is invested in new loan opportunities, when available, and used for other partnership business.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, real estate held expenses, sales activities, and borrower’s payment records and other data relating to the loan portfolio.  Data on the local real estate market and on the national and local economy are studied.  Based upon this and other information, the allowance for loan losses is increased or decreased.  Borrower foreclosures are a normal aspect of partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect the partnership will on occasion take back real estate security.  At March 31, 2009 the partnership’s loan portfolio had three loans past due 90 days or more in interest payments totaling $321,090.  As of March 31, 2009 the partnership had no loans, past maturity.  The partnership had two filed notices of default at March 31, 2009.  The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Three of the partnership’s loans totaling $668,258 were subject to a workout agreement as of March 31, 2009.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  The partnership has three unsecured loans totaling $267,949 net of a discount.  These unsecured loans are considered impaired, however regular payments are being made on all three loans.  Management expects the number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times.  These workouts and delinquencies have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment.  Because of the number of variables involved, the magnitude of possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

Management made a provision of $19,557 and $11,192 to the loan loss reserve during the three month periods ended March 31, 2009 and 2008, respectively.  The allowance for loan loss reserve of $508,598 and $489,913 as of March 31, 2009 and December 31, 2008, respectively, is considered to be adequate for the total net loan portfolio balances of $5,805,208 and $6,054,236, respectively.

SECURED PORTFOLIO REVIEW

Secured Loan Portfolio

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  The majority of the real estate is located in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa).

As of March 31, 2009 and 2008, the partnership held 24 secured loans in the following locations and categories:

	March 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
Location
San Francisco Bay Area	$2,921,829	53%	$2,582,792	52%
Other Northern California counties	1,836,575	33	1,642,046	33
Southern California counties	778,855	14	751,745	15
Total	$5,537,259	100%	$4,976,583	100%

Property type
Single Family	$3,283,702	60%	$2,878,100	58%
Apartments	247,087	4	350,625	7
Commercial	1,387,500	25	1,747,858	35
Land	618,970	11	—	—
Total	$5,537,259	100%	$4,976,583	100%

The following table sets forth the priorities, asset concentrations and maturities of the secured loans held by the partnership as of March 31, 2009:

	# of Loans	Amount	Percent

First trust deeds	13	$3,482,930	63%
Second trust deeds	10	1,854,329	33%
Third trust deeds	1	200,000	4%
Total	24	$5,537,259	100%

Maturing prior to 12/31/09	3	$637,500	12%
Maturing during 2010	3	892,915	16%
Maturing during 2011	9	1,633,737	30%
Maturing after 12/31/11	9	2,373,107	42%
Total	24	$5,537,259	100%

Average loan		$230,719	4.17%
Largest loan		618,971	11.18%
Smallest loan		69,481	1.25%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			57.50%

The partnership’s largest loan in the principal amount of $618,971 represents 11.18% of outstanding secured loans and 10.41% of partnership assets.  At times, loans may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to loan payoffs and/or limited partner withdrawals.

Liquidity and Capital Resources.

The partnership relies upon loan payoffs and borrowers’ mortgage payments for the source of funds for loans.  Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership.  If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the partnership could experience significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners.  Cash is generated from borrower payments of interest, principal, loan payoffs and from the partnership’s sale of real estate owned properties.  Currently the credit and financial markets are facing a significant and prolonged disruption.  As a result, loans are not readily available to borrowers or purchasers of real estate.  These credit constraints may impact the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  A slow down or reduction in loan repayments would likely reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans or provide earnings and capital distributions.  Excess cash flow is invested in new loan opportunities, when available, and used for other partnership business.

At the time of subscription to the partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  The table below summarizes these allocation elections. As of March 31, 2009 and 2008, limited partners electing to withdraw earnings represented 40% and 39%, respectively.

	Three months ended March 31,
	2009	2008
Distributing	$31,301	$35,105
Compounding	46,579	54,915
Total	$77,880	$90,020

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of partnership agreement).  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of March 31, 2009 and 2008, respectively, and is expected by the general partners to commonly occur at these levels.

After a five year hold period has passed, limited partners may withdraw their capital account without penalty.  The table below sets forth actual liquidations for the past three months:

	Three months ended March 31,
	2009	2008
Capital liquidations – without penalty	$84,137	$80,255
Capital liquidations – subject to penalty	6,250	6,250
Total	$90,387	$86,505

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

Current Economic Conditions.

The partnership makes secured mortgage loans in California with the majority of its lending concentrated in the San Francisco Bay Area and its outlying communities.  The economic health of California and, in particular, the San Francisco Bay Area, plays a significant role in the performance of the real estate industry and property values, which provide the underlying collateral for our loans.  Beginning in December 2007, the United States is experiencing its most severe and prolonged economic recession in more than 50 years.  The depth and intensity of this recession increased significantly during the fourth quarter of 2008 and continued through the first quarter of 2009.  A proximate cause of the financial downturn has been the rise in residential real estate values that occurred during 2003 to 2006 and the subsequent steep declines in residential real estate values experienced in many real estate markets.  As residential real estate values declined, borrowers that had obtained subprime mortgages began to default on their mortgage obligations in higher than normal percentages.  These defaults were due to a variety of reasons, including the borrowers’ inability to manage their mortgage payments, dramatic increases in monthly mortgage payments from adjustable rate mortgage loans, stricter underwriting standards limiting refinance options and reduced equity.  As borrowers defaulted on their loans in record numbers, those lenders that relied on their ability to sell the mortgage loans they had funded in order to provide further lending capital resources found themselves unable to do so.  The inability of this type of lender to sell their loans to replenish funds has eliminated many of these lenders.  This has left the primary sources for lending capital in the mortgage industry to be lenders underwriting and selling their loans to Fannie Mae and Freddie Mac or loans being funded by large, well-capitalized portfolio lenders.  In all respects, money available for real estate lending has been greatly curtailed.  In addition to less availability of money for real estate lending, the surviving lenders have been reluctant to make loans secured by real estate in a market with falling values.  In an attempt to compensate for the increased risk, lenders have both increased underwriting standards as well as eliminated a wide variety of lending programs.  These actions have significantly reduced the number of potential borrowers for both residential and commercial property loans and contributed to a reduced demand for real estate in general.

During the current recession, many events have buffeted the United States economy, the financial system and the business sector.  Some of these events were: the failure of brokerage firm Lehman Brothers, the forced merger of the brokerage firm Bear Stearns, the governmental bailout of insurance giant AIG, the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States), the merger of Bank of America with Merrill Lynch and Countrywide (the third largest holder of residential mortgages in the United States), the forced merger of Wachovia Bank with Wells Fargo Bank, the takeover in 2009 of over 25 banks by the FDIC, governmental financial assistance provided to United States automakers, the eventual bankruptcy of Chrysler Corporation and the potential bankruptcy of General Motors, and historic write downs of mortgages held by banks.  These events have exposed the financial system to increased risks and decreased consumer confidence.

In response to the turmoil in the financial markets and to help bolster the financial system and the economy, the United States government, through the Federal Reserve and Treasury, adopted many measures.  Some of these measures were: two financial stimulus packages, enactment of The Troubled Asset Relief Program to provide capital to financial institutions, reductions to the Federal Funds Rate to a range of 0.00 percent to 0.25 percent, and enactment of the Emergency Economic Stabilization Act.  These actions and any future actions will take time to produce positive results.

The effects of this recession have included reduced gross domestic product (GDP), high unemployment, lower business profits, lower real estate values, restricted credit markets, and numerous bank and business entity failures.

The change to the United States GDP for the third and fourth quarters of 2008 and the first quarter of 2009 has been negative 0.5 percent, negative 6.3 percent and negative 6.1 percent, respectively.  The deterioration of GDP from the third quarter of 2008 to negative GDP in excess of six percent for the fourth quarter of 2008 and the first quarter of 2009 demonstrates how rapidly and deeply the economy has faltered over the last six months.

As economic output has rapidly declined, unemployment has risen significantly.  Both the United States and California have seen rapid and dramatic rises in their unemployment rates.  The national unemployment rate rose from 5.1 percent in March 2008 to 8.5 percent in March 2009.  The California unemployment rate rose even more dramatically, from 6.4 percent in March 2008 to 11.2 percent in March 2009.  Unemployment in both California and the entire United States is anticipated to rise in the upcoming months and perhaps throughout 2009.  The escalation of unemployment has caused borrowers losing jobs to have a difficult time meeting their financial obligations. Those with jobs are very concerned about their job security and hence have lowered their confidence in their own financial circumstances.

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Interest rates are affected by inflation which was low during 2008 at 0.1 percent and increased somewhat to 2.2 percent for the three months ended March 2009.  Mortgage interest rates are also affected by the prevailing long term interest rates, particularly the United States 10-year treasury securities.  Today, both inflation and the 10-year treasury securities are near historic lows.  These low rates are reflected in the near historic low 30-year fixed-rate mortgage interest rate reported by Freddie Mac as averaging 4.84 percent with an average of 0.7 percent origination points for the week ended May 7, 2009.  During the same period in 2008, the 30-year fixed rate mortgage averaged 6.05 percent.  The decline in interest rates has helped homeowners qualify for refinancing of mortgages and have contributed to lower monthly payments and increased affordability for those seeking to purchase residential property.  This improved affordability is one likely reason why residential real estate sales volumes nationally have been increasing since July of 2008.  March 2009 California sales volumes of new and resale houses and condominiums rose 47.4 percent from March 2008.

Median home prices have declined from their highs in 2005 and 2006.  The median sales price of an existing California home was $223,000 in March 2009, representing a 37.7 percent drop from $358,000 in March 2008.  These declines in value have caused great difficulties for residential owners and their lenders.  Owners desiring to sell property often must face selling at prices less than their acquisition cost, resulting in a loss to the owner.  Lenders on properties often find the decline in values has tightened their available equity, or in some instances, resulted in their loan being larger than the value of the property securing their loan.  In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties.  This situation may cause or even force borrowers to hold their existing financing longer than they normally would have chosen or originally anticipated due to the lack of other financing alternatives or the inability to sell and pay off the existing debt through a property sale.

Should borrowers encounter difficulty in making their mortgage payments or paying off a loan at its maturity, the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with legal remedies under the loan documents, such as foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and tough underwriting standards have forced many borrowers and lenders to make these difficult choices.

In light of the current economic conditions, the partnership has been actively increasing its provision for losses (the “loan loss reserve”), and has taken actions to protect the capital of its investors.  Nevertheless, the partnership expects increased loan delinquencies, lower levels of loan repayments, increased numbers of loan extensions, workouts and foreclosures as some borrowers are unable to meet their financial obligations.  The partnership anticipates that it may realize losses should it take back the real estate securing a loan and immediately sell the property.  The partnership may also decide to accept less than amounts owed on a mortgage to facilitate the sale of real estate at its then current market value; this is commonly known as a short sale.  We believe, in some cases, it may be beneficial to the partnership to hold a property as an investment if the property has the potential to generate income from rents or the value of the property can be enhanced through improvements.  Given the difficult economic environment, the partnership anticipates taking this approach and holding many of the properties it forecloses upon for periods of time rather than immediately selling the properties.

Part I – Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the reporting requirements of Smaller Reporting Companies, the partnership has elected not to report on this item.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of March 31, 2009, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, that the partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the partnership in the reports that it files or submits under that Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the general partners as appropriate to allow timely decisions regarding required disclosure.

There was no change in the partnership’s internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of May, 2009.

REDWOOD MORTGAGE INVESTORS VI,
A CALIFORNIA LIMITED PARTNERSHIP

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
May 15, 2009

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
May 15, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI, a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, General Partner
May 15, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended March 31 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
May 15, 2009