Form 10-Q
period 2009-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 2009-11-16
CIK 811592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Part I – Item I.    FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
BALANCE SHEETS
SEPTEMBER 30, 2009 (unaudited) AND DECEMBER 31, 2008 (audited)

ASSETS

	September 30,	December 31,
	2009	2008

Cash and cash equivalents	$702,520	$333,800

Loans
Loans, secured by deeds of trust	5,258,998	5,777,110
Loans, unsecured, net discount of $95,784 and $108,080 for
September 30, 2009 and December 31, 2008, respectively	247,331	277,126
Allowance for loan losses	(529,850)	(489,913)
Net loans	4,976,479	5,564,323

Interest and other receivables
Accrued interest and late fees	104,068	82,450
Advances on loans	37,288	2,306
Total interest and other receivables	141,356	84,756

Total assets	$5,820,355	$5,982,879

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$12,465	$—
Payable to affiliate	14,028	9,640
Total liabilities	26,493	9,640

Partners’ capital
Limited partners’ capital, subject to redemption	5,784,101	5,963,478
General partners’ capital	9,761	9,761
Total partners’ capital	5,793,862	5,973,239

Total liabilities and partners’ capital	$5,820,355	$5,982,879

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Revenues
Interest on loans	$112,667	$124,281	$362,104	$369,545
Other interest	1,784	1,156	4,261	4,604
Late charges, prepayment penalties and fees	1,950	1,800	4,774	5,435
Total revenues	116,401	127,237	371,139	379,584
Expenses
Mortgage servicing fees	11,841	12,927	35,985	12,927
Asset management fees	5,507	1,894	16,683	5,716
Clerical costs through Redwood Mortgage Corp.	1,962	1,547	5,932	4,771
Provision for loan losses	13,724	15,566	47,570	35,692
Professional services	24,645	8,929	57,295	46,584
Other	449	843	4,593	8,434
Total expenses	58,128	41,706	168,058	114,124
Net income	$58,273	$85,531	$203,081	$265,460

Net income: general partners ( 1%)	$583	$856	$2,031	$2,655
limited partners (99%)	57,690	84,675	201,050	262,805
	$58,273	$85,531	$203,081	$265,460
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$10	$15	$34	$44

-where partner receives income in monthly
distributions	$10	$14	$34	$43

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (unaudited)

	2009	2008
Cash flows from operating activities
Net income	$203,081	$265,460
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for loan losses	47,570	35,692
Early withdrawal penalties credited to income	(2,850)	(1,815)
Amortization of discount on unsecured loans	(12,296)	(9,174)
Change in operating assets and liabilities
Loans, unsecured	34,458	(28,698)
Accrued interest and late fees	(21,618)	6,630
Advances on loan	(34,982)	(1,267)
Receivable from affiliate	—	12,003
Accounts payable and accrued liabilities	12,465	—
Payable to affiliate	4,388	801

Net cash provided by operating activities	230,216	279,632

Cash flows from investing activities
Principal collected on loans	765,112	1,412,405
Loans originated	(247,000)	(1,177,615)

Net cash provided by or (used in) investing activities	518,112	234,790

Cash flows from financing activities
Partners’ withdrawals	(379,608)	(365,264)

Net increase or (decrease) in cash and cash equivalents	368,720	149,158

Cash and cash equivalents – beginning of period	333,800	515,852

Cash and cash equivalents – end of period	$702,520	$665,010

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.  The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

At September 30, 2009 and December 31, 2008, the partnership had two and four loans, respectively past maturity or more than 90 days past due in interest payments or principal, with aggregate principal balances of $498,503 and $428,578, respectively. In addition, accrued interest, late charges and advances totaled $28,945 and $23,491, respectively.  At September 30, 2009, the partnership had filed notices of default on three loans totaling $787,452, one of which was included in the more than 90 days past due totals.  At December 31, 2008, there was one loan totaling $318,587 with a filed notice of default.

From time to time, the partnership negotiates and enters into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  As of September 30, 2009, there were six loans with an aggregate unpaid principal balance of $996,329 in workout agreements.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  Two of the workout agreements with an aggregate unpaid principal balance of $176,131 are on loans delinquent at June 30, 2009, but they are now considered current.

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

If events or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued for financial reporting purposes.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  When loans are considered impaired the allowance for loan loss is updated to reflect the change in the valuation of collateral security. The tables below summarize the impaired loans and their activity for the periods ended September 30, 2009 and 2008:

As of September 30,
		Total	Total	Impaired
	Number of	Impaired	Investment	Loans
	Impaired	Loan	Impaired	Loss
	Loans	Balance	Loans	Reserve
2009	4	$676,123	$707,058	$300,157
2008	—	$—	$—	$—

	For the three months ended September 30,			For the nine months ended September 30,
	Average		Interest	Average		Interest
	Investment	Interest	Income	Investment	Interest	Income
	Impaired	Income	Received	Impaired	Income	Received
	Loans	Accrued	In Cash	Loans	Accrued	In Cash
2009	$709,764	$—	$8,382	$708,876	$12,795	$21,195
2008	$—	$—	$—	$—	$—	$—

Loans unsecured by deeds of trust

The partnership had three unsecured loans, net of a discount, totaling $247,331 and $277,126 at September 30, 2009 and December 31, 2008, respectively.  Interest is not being accrued as these loans are considered impaired; however, monthly payments are being received on each loan.

Allowance for loan losses

Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined in accordance with contractual terms of the loan agreements.  The allowance is adjusted to an amount considered by management to be adequate, with due consideration to collateral values, loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured).  The partnership charges off uncollectible loan principal and related receivables directly to the allowance account if it is determined the full amount is not collectible.  For loans that proceed to foreclosure sale, or if the borrower surrenders the collateral to the partnership in full or partial settlement of the loan obligation, the allowance is charged for the amount, if any, by which the recorded balance of the loan and related receivables exceeds the amount at which the real estate owned is valued.

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type, as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Balance at end of period applicable to:
Secured loans
Single family	$384,020	57%	$285,151	55%
Apartments	10,000	5	10,000	4
Commercial	33,875	26	57,509	30
Land	12,232	12	12,427	11
Total	$440,127	100%	$365,087	100%

Unsecured loans	$89,723	100%	$124,826	100%

Total allowance for losses	$529,850	100%	$489,913	100%

Activity in the allowance for loan losses is as follows for the nine months ended September 30, 2009 and 2008:

	2009	2008
Balance at beginning of year	$489,913	$323,916

Provision for loan losses	47,570	35,692
Charge-offs
Real estate - mortgage
Single family	(7,633)	—
Apartments	—	—
Commercial	—	—
	(7,633)	—
Recoveries
Real estate - mortgage
Single family	—	—
Apartments	—	—
Commercial	—	—
	—	—
Net charge-offs	(7,633)	—

Balance at end of period	$529,850	$359,608

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.14%	0.00%

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

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

Subsequent events

The partnership has evaluated subsequent events through November 16, 2009, the date of issuance of the financial statements.

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

In June 2009 the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was issued on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  Upon the Codification issuance only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification is considered non-authoritative. All references to GAAP will now use the new Codification (ASC) numbering system.  The Codification did not have a material impact on the company’s accounting polices.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset is not active.  In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted.  The purpose of this release was to provide additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased.  This release also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of these releases did not have a material impact on the partnership’s financial condition and results of operation.  These releases, along with SFAS 157, FSP 157-1 and FSP 157-2 are now included in ASC 820.

In April 2009, the FASB issued FSP FAS 107-1 (ASC 825) and APB 28-1 (ASC 825), Interim Disclosure about Fair Value of Financial Instruments, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted if one also early adopts FSP FAS 157-4.  The purpose of this release is to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods.  The adoption of this release did not have a material impact on the partnership’s disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855).  This standard establishes general standards of accounting for and disclosure of events occurring after the balance sheet date but before financial statements are issued or available to be issued.  This statement is effective for reporting periods beginning after June 15, 2009 and did not have a material impact on the partnership’s accounting or disclosures.

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

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

Mortgage servicing fees

Redwood Mortgage Corp., an affiliate of the general partners, receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, Redwood Mortgage Corp. has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings.  Redwood Mortgage Corp. does not use any specific criteria when deciding the exact amount of fees to be waived.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  The table below summarizes the mortgage servicing fees paid to Redwood Mortgage Corp. for the three and nine month periods ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Maximum chargeable	$17,762	$19,390	$53,978	$56,698
Waived	(5,921)	(6,463)	(17,993)	(43,771)
Net charged	$11,841	$12,927	$35,985	$12,927

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate.  The general partners do not use any specific criteria when deciding the exact amount of fees to be waived.  The table below summarizes the asset management fees paid to the general partners for the three and nine month periods ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Maximum chargeable	$5,507	$5,681	$16,683	$17,147
Waived	(—)	(3,787)	(—)	(11,431)
Net charged	$5,507	$1,894	$16,683	$5,716

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

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

NOTE 4 – FAIR VALUE

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The partnership determines the fair values of its assets and liabilities based on the fair value hierarchy established in GAAP. Three levels of inputs may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the partnership has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the partnership’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the partnership’s own data.

The partnership does not record loans at fair value on a recurring basis.

The following table reflects assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant	Total
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
Item	(Level 1)	(Level 2)	(Level 3)	2009
Impaired secured loans	$—	$—	$406,901	$406,901
Unsecured loans	$—	$—	$158,775	$158,775

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 4 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)
Secured loans.  The fair value of the non-impaired loans of $4,027,082 and $5,527,000 at September 30, 2009 and December 31, 2008, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value of the collateral, the partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans.  The carrying amount equals fair value.  Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

NOTE 5 – ASSET CONCENTRATIONS AND CHARACTERISTICS

At September 30, 2009 and December 31, 2008, the loans secured by recorded deeds of trust had the following characteristics:

	September 30,	December 31,
	2009	2008
Number of secured loans outstanding	23	24
Total secured loans outstanding	$5,258,998	$5,777,110

Average secured loan outstanding	$228,652	$240,713
Average secured loan as percent of total secured loans	4.35%	4.17%
Average secured loan as percent of partners’ capital	3.95%	4.03%

Largest secured loan outstanding	$611,624	$621,363
Largest secured loan as percent of total secured loans	11.63%	10.76%
Largest secured loan as percent of partners’ capital	10.56%	10.40%
Largest secured loan as percent of total assets	10.51%	10.39%

Number of counties where security is located (all California)	15	16

Largest percentage of secured loans in one county	17.15%	19.98%

Number of secured loans in foreclosure status	3	1
Amounts of secured loans in foreclosure	$787,452	$318,587

At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 5 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

First trust deeds	$3,209,984	$3,720,819
Second trust deeds	1,849,014	1,856,291
Third trust deeds	200,000	200,000
Total loans	5,258,998	5,777,110
Prior liens due other lenders at time of loan	4,879,119	4,879,119

Total debt	$10,138,117	$10,656,229

Appraised property value at time of loan	$17,541,129	$18,313,659

Total loans as percent of appraisals based on appraised values and prior liens at time loan was consummated. The loan to value computation does not take into account increases or decreases in the security property values since consummation of the loan nor does it include changes through amortization of the senior mortgage, if any. Since inception it is likely property values have changed especially over the last two years and the portfolio’s current loan
to value ratio is likely higher than this historical ratio.	57.80%	58.19%

Loans by type of property
Single family	$3,014,861	$3,156,804
Apartments	245,014	248,083
Commercial	1,387,500	1,750,860
Land	611,623	621,363
	$5,258,998	$5,777,110

Scheduled maturity dates of secured loans as of September 30, 2009 are as follows:

Year Ending December 31,
2009	$200,000
2010	1,329,355
2011	1,628,377
2012	855,776
2013	198,969
Thereafter	1,046,521

$5,258,998

No loans were past maturity at September 30, 2009.

REDWOOD MORTGAGE INVESTORS VI
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Workout agreements

The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.

The partnership was not obligated to fund additional money on these loans as of September 30, 2009.

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

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate.  At September 30, 2009, the partnership did not own any real estate.

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

Related Parties.

The general partners of the partnership are Gymno Corporation and Michael R. Burwell. Most partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partners, arranges, services and maintains the loan portfolio for the benefit of the partnership.  The fees received by the affiliate and the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the  general partners, subject to limitations imposed by the partnership agreement.  In the past the general partners have elected not to take the maximum compensation.  The following is a list of various partnership activities for which related parties are compensated.

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $0 and $0 for the three month periods and $7,410 and $21,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

•
Mortgage Servicing Fees   Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Historically, Redwood Mortgage Corp. has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings and thereby increase returns to the limited partners.  Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions.  Redwood Mortgage Corp. does not use any specific criteria when deciding the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by Redwood Mortgage Corp. in its sole discretion.  There is no assurance that Redwood Mortgage Corp. will waive fees at similar levels, or at all, in the future.  The table below summarizes the mortgage servicing fees paid to Redwood Mortgage Corp. for the three and nine month periods ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Maximum chargeable	$17,762	$19,390	$53,978	$56,698
Waived	(5,921)	(6,463)	(17,993)	(43,771)
Net charged	$11,841	$12,927	$35,985	$12,927

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate.  Such fee waivers were not made with the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions.  The general partners do not use any specific criteria when deciding the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by the general partners in their sole discretion.  There is no assurance that the general partners will waive fees at similar levels, or at all, in the future. The table below summarizes the asset management fees paid to the general partners for the three and nine month periods ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Maximum chargeable	$5,507	$5,681	$16,683	$17,147
Waived	(—)	(3,787)	(—)	(11,431)
Net charged	$5,507	$1,894	$16,683	$5,716

•
Other Fees   The partnership agreement provides the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $45 and $83 for the three month periods and $775 and $1,613 for the nine month periods ended September 30, 2009 and 2008, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $583 and $856 for the three month periods and $2,031 and $2,655 for the nine month periods ended September 30, 2009 and 2008, respectively.

•
Operating Expenses   An affiliate of the partnership, Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursement was $1,962 and $1,547 for the three month periods and $5,932 and $4,771 for the nine month periods ended September 30, 2009 and 2008, respectively.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of each of September 30, 2009 and 2008, a general partner, Gymno Corporation, had contributed $9,761 as capital in accordance with the partnership agreement.

Results of Operations.

Changes in the partnership’s operating results are tabulated for reference and discussed below:

	Changes during the three months ended September 30, 2009 versus 2008		Changes during the nine months ended September 30, 2009 versus 2008
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$(11,614)	(9)%	$(7,441)	(2)%
Other interest	628	54	(343)	(7)
Late fees, prepayment penalties and fees	150	8	(661)	(12)
Total revenues	(10,836)	(9)	(8,445)	(2)

Expenses
Mortgage servicing fees	(1,086)	(8)	23,058	178
Asset management fees	3,613	191	10,967	192
Clerical costs through Redwood Mortgage Corp.	415	27	1,161	24
Provision for loan losses	(1,842)	(12)	11,878	33
Professional services	15,716	176	10,711	23
Other	(394)	(47)	(3,841)	(46)
Total expenses	16,422	39	53,934	47

Net income	$(27,258)	(32)%	$(62,379)	(24)%

Please refer to the above table throughout the discussions of Results of Operations

The decrease in interest on loans for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 was due to the non-accrual of interest on impaired or foreclosed upon loans, offset by an increase in the average loan portfolio balance.  Each period includes income gained through amortization of discount on unsecured notes, which has been eliminated in the calculation of the average interest rate.  The table below recaps these averages for the three and nine month periods.

	Three months ended September 30,		Nine months ended September 30,
		Average		Average
		Interest		Interest
	Average	Rate	Average	Rate
	Secured	Adjusted	Secured	Adjusted
	Loan	For	Loan	For
Year	Balance	Discount	Balance	Discount
2008	$5,170,721	9.38%	$5,084,226	9.45%
2009	$5,350,271	8.12%	$5,511,986	8.46%

The increase in other interest for the three month period ended September 30, 2009 as compared to 2008 was due to a higher average balance of deposits in the interest-bearing accounts offset by a lower average rate of interest earned.  The decrease for the nine month period ended September 30, 2009 as compared to 2008 was due to a lower average interest rate earned, offset by higher average balance of deposits.  The table below summarizes the components in this area.

	Three months ended September 30,		Nine months ended September 30,
	Average		Average
	Interest-	Average	Interest	Average
	Bearing	Interest	Bearing	Interest
Year	Balance	Rate	Balance	Rate
2008	$296,229	1.56%	$353,444	1.74%
2009	$708,184	1.01%	$561,593	1.01%

Mortgage servicing fees decreased for the three month period ended September 30, 2009 as compared to the same period in 2008 due to a lower average loan balance subject to the servicing fee.  The average loan balance was $4,736,172 in 2009 compared to $5,170,721 in 2008.  The mortgage servicing fees increased for the nine month period ended September 30, 2009 as compared to the same period in 2008 primarily due to Redwood Mortgage Corp’s waiver of $43,771 of these fees in 2008 compared to $17,993 of waived fees in 2009.

The increase in asset management fees for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008, was due to the general partners charging one-third the allowable rate in 2008 compared to charging the allowable rate in 2009.

The decrease and increase in the provision for losses on loans for the three and nine month periods, respectively, ended September 30, 2009 compared to the same periods in 2008,  was due to management’s decision to adjust the allowance for losses to reflect the current market conditions.

The increase in professional services for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008, was due to general increases in professional costs for legal services, audits, tax return processing and the timing of billing.

The decrease in other expenses for the nine month period ended September 30, 2009 as compared to the same period in 2008 was due to costs associated with an owned property which was sold in late 2008.

Partnership capital decreased from $5,973,239 at December 31, 2008 to $5,793,862 at September 30, 2009.  The decrease is attributable to capital liquidations exceeding compounding earnings.  The partnership capital declined $143,376 in 2008 and is anticipated to decrease by approximately $240,000 in 2009.

The partnership began funding loans in October 1987.  The aggregate principal balance of the partnership’s secured loans outstanding as of September 30, 2009 and December 31, 2008 was $5,258,998 and $5,777,110, respectively.

Delinquencies on partnership loans are within the normal historical range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last twenty-eight years.  Foreclosures are a normal aspect of partnership operations.  As of September 30, 2009, there were three loans with a filed notice of default.

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

At September 30, 2009 the partnership’s loan portfolio had two loans with interest payments 90 days or more past due with an aggregate principal balance of $498,503.  These two loans are each secured by second deeds of trust and bear a weighted average interest rate of 9.05%.  With respect to the loans with past due interest payments, the partnership intends to try to collect such payments in full and, if collection is not successful, the partnership may consider entering into a workout agreement, restructuring the loan or foreclosing on the property as the general partners deem appropriate based on their evaluation of each such loan.  As of September 30, 2009 the partnership had no loans past maturity.

The partnership had three filed notices of default at September 30, 2009, one of which is included in the two delinquent loans noted above.  One notice of default is on a loan secured by a first deed of trust with a principal balance of $317,971 and an interest rate of 6.38%.  The other two notices are on loans secured by second deeds of trust with an aggregate principal balance of $469,481 and a weighted average interest rate of 9.00%

The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Six of the partnership’s loans totaling $996,329 were subject to workout agreements as of September 30, 2009.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  By deferring maturity dates of balloon payments or deferring past due payments, workout agreements may adversely affect the partnership’s cash flow.

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

The partnership has three unsecured loans totaling $247,331 net of a discount.  These unsecured loans are considered impaired, however, regular payments are being received on all three loans.

The partnership made a provision of $47,570 and $35,692 to the loan loss reserve during the nine month periods ended September 30, 2009 and 2008, respectively.  The allowance for loan loss reserve of $529,850 and $489,913 as of September 30, 2009 and December 31, 2008, respectively, is considered to be adequate for the total net loan portfolio balances of $5,506,329 and $6,054,236, respectively.

SECURED PORTFOLIO REVIEW

Secured Loan Portfolio

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  The majority of the real estate is located in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa).

As of September 30, 2009 and 2008, the partnership held 24 and 25 secured loans respectively, in the following locations and categories:

	September 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
Location
San Francisco Bay Area	$2,661,464	51%	$2,419,378	51%
Other Northern California counties	1,834,241	35	1,639,923	35
Southern California counties	763,293	14	650,807	14
Total	$5,258,998	100%	$4,710,108	100%

Property type
Single Family	$3,014,861	57%	$2,710,194	58%
Apartments	245,014	5	249,054	5
Commercial	1,387,500	26	1,750,860	37
Land	611,623	12	—	—
Total	$5,258,998	100%	$4,710,108	100%

The following table sets forth the priorities, asset concentrations and maturities of the secured loans held by the partnership as of September 30, 2009:

	# of Loans	Amount	Percent

First trust deeds	12	$3,209,984	61%
Second trust deeds	10	1,849,014	35%
Third trust deeds	1	200,000	4%
Total	23	$5,258,998	100%

Maturing prior to 12/31/09	1	$200,000	4%
Maturing during 2010	5	1,329,355	25%
Maturing during 2011	9	1,628,377	31%
Maturing after 12/31/11	8	2,101,266	40%
Total	23	$5,258,998	100%

Average loan		$228,652	4.35%
Largest loan		611,624	11.63%
Smallest loan		69,481	1.32%
Average loan-to-value, based upon appraisals
and senior liens at date of inception of loan			57.80%

The partnership’s largest loan in the principal amount of $611,624 represents 11.63% of outstanding secured loans and 10.51% of partnership assets.  At times, loans may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to loan payoffs and/or limited partner withdrawals.

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

At the time of subscription to the partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. The table below summarizes these allocation elections. As of September 30, 2009 and 2008, limited partners electing to withdraw earnings represented 42% and 40%, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Distributing	$24,217	$33,562	$83,728	$103,985
Compounding	$33,473	$51,114	$117,322	$158,821

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of partnership agreement).  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of September 30, 2009 and 2008, respectively, and is expected by the general partners to commonly occur at these levels.

After a five year hold period has passed, limited partners may withdraw their capital account without penalty.  To date, the partnership has satisfied all withdrawal requests by limited partners.  The table below sets forth actual liquidations for the past three months:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Capital liquidations-without penalty	$83,434	$78,646	$257,316	$237,747
Capital liquidations-subject to penalty	$25,034	$5,000	$42,184	$22,692

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

Current Economic Conditions.

The partnership makes mortgage loans primarily secured by deeds of trust on California real estate.  The majority of its lending is concentrated in the San Francisco Bay Area and the outlying communities.  The economic health of California and in particular, the San Francisco Bay Area, plays a significant role in the performance of the real estate industry, and property values which provide the underlying collateral for our loans.  In December 2007, California along with the rest of the United States began to experience what has turned out to be the most severe and prolonged economic recession in more than 50 years.  The downward trend in economic productivity and the depth of the recession accelerated significantly in the fourth quarter of 2008 when the national gross domestic product declined at an annual rate of 5.4% and continued to decline in the first and second quarters of 2009; at an annual rate of 6.4% and 1.0%, respectively, before slightly recovering in the third quarter of 2009 with an increase at an annual rate of 3.5% (from the second quarter of 2009), according to the “advance” estimate released by the Bureau of Economic Analysis..

During this recession many events have buffeted the United States economy, particularly the financial system and the business sector.  These events include, among others:  the failure of brokerage firm Lehman Brothers; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States); the forced merger of Wachovia Bank; the takeovers of over 120 banks by the FDIC in 2009; governmental financial assistance provided to United States automakers; the bankruptcies of Chrysler Corporation and General Motors; and historic write downs of mortgages held by banks.  These factors have exposed the financial system to increased risks and decreased consumer confidence.

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

In response to the reduced economic activity businesses have made significant reductions in their workforces, which have caused an increase in unemployment.  Since January of 2008, the national unemployment rate has risen dramatically from 4.9% to 9.8% as of September 2009.  Likewise, California’s unemployment rate has increased from 6.1% in January 2008 to 12.2% as of September 2009.   The escalation of unemployment has caused borrowers losing jobs to have a difficult time meeting their financial obligations and caused concerns among workers regarding their job security. Both of these factors have lowered overall confidence, particularly as it relates to one’s own financial circumstances.

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

In California, loan defaults and the subsequent filings of notices of default to enforce lenders’ remedies against defaulted borrowers rose throughout most of 2007 and 2008.  However in the third quarter of 2009, the number of notices of default filed decreased by 10.3% from the second quarter of 2009, but was 18.5% higher than the third quarter of 2008. Likewise, trustee’s deeds issued at the foreclosure sale of a property decreased in San Francisco County from 192 during the third quarter of 2008 to 179 during the third quarter of 2009.  That number also decreased in Los Angeles County from 11,690 during the third quarter 2008 to 7,927 during the third quarter of 2009.

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

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Interest rates are currently near historic lows.  Freddie Mac reports for September 2009, the 30-year fixed-rate mortgage interest rate averaged 4.95% with an average cost of 0.7 points.  Last year at this time, the interest rate on the same loan averaged 6.04% and cost 0.7 points.  The lower interest rates have helped homeowners qualify for mortgages and provided those seeking to purchase residential property with lower payment rates and increased affordability.  This improved affordability is one likely reason why residential real estate sales volumes have been increasing since July 2008.  In September 2009, California sales volumes of new and resale houses and condominiums rose 2.1% from September 2008.

Median home prices have declined from their highs in 2005 and 2006.  The median sales price of an existing California home, as reported by Dataquick, was $251,000 in September 2009, a 2.0% increase from June (which increased 10.0% from March 2009) but an 11.3% drop from $283,000 in September 2008.   These value declines from 2008 have caused great difficulties for residential owners and their lenders.  Owners desiring to sell property often must face the prospect of selling at prices less than their acquisition cost, resulting in a loss to the owner.  Lenders on secured properties often find the decline in values has tightened their lendable equity or in some instances resulted in their loan being larger than the collateral property is worth.  In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties.  This situation may cause or even force borrowers to hold their existing financing longer than they normally would choose or originally anticipated due to the lack of other financing alternatives or the inability to sell the property and pay off the existing debt through property sale.

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

In light of the current economic conditions, the partnership has been increasing the allowance for loan losses, and has taken other actions to protect the partnership’s investment in the loans and the capital of its investors. Nevertheless, the partnership is experiencing increased loan delinquencies, lower levels of loan repayments, increased numbers of loan extensions, workouts and foreclosures as some borrowers are unable to meet their financial obligations.  In some instances, the partnership anticipates realizing losses should it take back the real estate securing these loans and choose to immediately sell the property.  The partnership may also consider accepting less than the amount owed on a mortgage to facilitate the sale of real estate at its current market value, commonly known as a short sale.  The partnership believes it may be beneficial, in some cases to hold a property as an investment if the property has the potential to generate rental income or the value of the property can be enhanced through improvements.  Given the difficult economic environment, the partnership anticipates holding many of the properties it forecloses upon for periods of time rather than immediately selling the properties.  In the interim, this will result in the partnership being a holder of both debt on and equity in California real estate.

Part I – Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the reporting requirements, the partnership has elected not to report on this item.

Part I – Item 4T.  CONTROLS AND PROCEDURES

As of September 30, 2009, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, that the partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the partnership in the reports that it files or submits under that Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the general partners as appropriate to allow timely decisions regarding required disclosure.

There was no change in the partnership’s internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the partnership’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.                Legal Proceedings

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions would typically be of any material importance.  As of the date hereof, the partnership is not involved in any legal proceedings.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 16th day of November, 2009.

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
November 16, 2009

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
November 16, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI, a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
November 16, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended September 30 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
November 16, 2009