Form 10-Q
period 2010-06-30
REDWOOD MORTGAGE INVESTORS VI
filed 2010-08-16
CIK 811592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Balance Sheets
JUNE 30, 2010 (unaudited) AND DECEMBER 31, 2009 (audited)

ASSETS

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$228,458	$396,019

Loans
Secured by deeds of trust
Principal balances	5,079,381	5,382,578
Advances	6,974	74,460
Accrued interest	92,635	100,228
Unsecured, net of discount of $83,488 and $91,685 for June 30, 2010
and December 31, 2009, respectively	219,803	238,156
Allowance for loan losses	(541,300)	(453,809)
Net loans	4,857,493	5,341,613

Receivable from affiliate	—	14,058

Real estate held for sale	1,366,576	—

Total assets	$6,452,527	$5,751,690

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$35,615	$31,313
Mortgage payable	820,465	—
Payable to affiliate	22,180	15,906
Total liabilities	878,260	47,219

Capital
Partners’ capital
Limited partners’ capital, subject to redemption	5,564,027	5,694,710
General partners’ capital	10,240	9,761
Total partners’ capital	5,574,267	5,704,471
Total liabilities and capital	$6,452,527	$5,751,690

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Income
For the Three and Six Months Ended June 30, 2010 and 2009
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Revenues
Loans
Interest	$129,593	$118,074	$254,462	$249,437
Late fees	2,717	2,057	8,756	2,824
Total loan revenue	132,310	120,131	263,218	252,261

Other interest	304	1,622	837	2,477
Total revenues	132,614	121,753	264,055	254,738

Interest expense	18,989	—	23,622	—
Provision for loan losses	4,098	14,289	8,197	33,846

Operating Expenses
Mortgage servicing fees	9,378	12,081	20,819	24,144
Asset management fees	5,264	5,567	10,614	11,176
Costs from Redwood Mortgage Corp.	2,016	1,984	4,065	3,970
Professional services	29,632	18,330	75,210	32,650
Rental operations, net	(17,170)	—	(26,045)	—
Other	3,388	3,361	8,075	4,144
Total operating expenses	32,508	41,323	92,738	76,084

Net income	$77,019	$66,141	$139,498	$144,808

Net income
General partners ( 1%)	$933	$661	$1,395	$1,448
Limited partners (99%)	76,086	65,480	138,103	143,360
	$77,019	$66,141	$139,498	$144,808

Net income per $1,000 invested by
limited partners for entire period
Where income is reinvested	$17	$11	$25	$24
Where partner receives income in
monthly distributions	$17	$11	$25	$24

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Changes in Partners’ Capital
For the Six Months Ended June 30, 2010
(unaudited)

	Limited	General
	Partners	Partners	Total
Balance at beginning of period	$5,694,710	$9,761	$5,704,471
Net income	138,103	1,395	139,498
Early withdrawal penalties	(3,915)	—	(3,915)
Partners' withdrawals	(264,871)	(916)	(265,787)
Balance at end of period	$5,564,027	$10,240	$5,574,267

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

	2010	2009
Cash flows from operating activities
Net income	$139,498	$144,808
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Provision for loan losses	8,197	33,846
Early withdrawal penalties credited to income	(3,915)	(1,372)
Amortization of discount on unsecured loans	(8,197)	(8,197)
Change in operating assets and liabilities
Loans unsecured	26,550	23,079
Accrued interest	(36,446)	(16,907)
Advances	(6,271)	(3,020)
Receivable from affiliate	14,058	—
Accounts payable	2,596	34,236
Payable to affiliate	(15,906)	2,807
Net cash provided by (used in) operating activities	120,164	209,280

Cash flows from investing activities
Loans originated	(31,212)	(247,000)
Principal collected on loans	15,409	628,010
Net cash provided by (used in) investing activities	(15,803)	381,010

Cash flows from financing activities
Payments on mortgage	(6,135)	—
Partners’ withdrawals	(265,787)	(248,574)
Net cash provided by (used in) financing activities	(271,922)	(248,574)

Net increase (decrease) in cash and cash equivalents	(167,561)	341,716

Cash and cash equivalents - beginning of year	396,019	333,800

Cash and cash equivalents - end of period	$228,458	$675,516

Supplemental disclosures of cash flow information
Non-cash investing activities
Loans foreclosed including related interest and advances	$517,796	$—
Accrued liabilities	22,180	—
Mortgages taken subject to collateral foreclosure	826,600	—
Real estate acquired through foreclosure on loans
receivable	$1,366,576	$—

Cash paid for interest	$23,622	$—

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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
June 30, 2010 (unaudited)

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

Management has the requisite familiarity with the markets in which the partnership lends generally and of the security properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value. In these cases expected cash flows would be considered alongside other relevant information.

Loans, advances and interest income

Loans and advances generally are stated at the unpaid principal balance. Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the unpaid balance and accrue interest until repaid by the borrower.

The partnership may on occasion fund a specific loan origination net of an interest reserve to insure timely interest payments at the inception (one to two years) of the loan. As monthly interest payments become due, the partnership funds the payments into the affiliated trust account.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2010 (unaudited)

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
June 30, 2010 (unaudited)

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

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the partnership’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the partnership’s financial statements that include periods beginning on or after January 1, 2011.

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the general partners or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $0 and $3,510 for the three month periods ended June 30, 2010 and 2009, respectively, and $0 and $7,410 for the six month periods ended June 30, 2010 and 2009, respectively.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2010 (unaudited)

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

Mortgage servicing fees are summarized in the following table for the three and six months ended June 30.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Maximum chargeable by RMC	$15,521	$18,121	$32,683	$36,216
Waived by RMC	(6,143)	(6,040)	(11,864)	(12,072)
Net charged	$9,378	$12,081	$20,819	$24,144

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

Asset management fees were $5,264 and $5,567 for the three months ended June 30, 2010 and 2009 respectively, and $10,614 and $11,176 for the six months ended June 30, 2010 and 2009, respectively.

- Costs from RMC - RMC, a related party, is reimbursed by the partnership for operating expenses incurred on behalf of the partnership including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to limited partners, and out-of-pocket general and administration expenses. Operating expenses totaling $2,016 and $1,984 were reimbursed to RMC during the three months ended June 30, 2010 and 2009, respectively, and $4,065 and $3,970 were reimbursed to RMC during the six months ended June 30, 2010 and 2009, respectively.

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
June 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

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

Secured loan transactions are summarized in the following table for the six months ended June 30.

	2010	2009
Unpaid principal balance, beginning of the year	$5,382,578	$5,777,110
New loans	31,212	247,000
Borrower repayments	(15,409)	(628,010)
Foreclosures	(400,000)	—
Reaffirmed	81,000	—
Unpaid principal balance, end of period	$5,079,381	$5,396,100

Secured loans had the characteristics presented in the following table.

	June 30,	December 31,
	2010	2009
Number of secured loans	23	23
Secured loans – unpaid principal balance (or Principal)	$5,079,381	$5,382,578

Average secured loan	$220,843	$234,025
Average secured loan as percent of total secured loans	4.35%	4.35%
Average secured loan as percent of partners’ capital	3.96%	4.10%

Largest secured loan	$600,111	$607,853
Largest secured loan as percent of total secured loans	11.81%	11.29%
Largest secured loan as percent of partners’ capital	10.77%	10.66%
Largest secured loan as percent of total assets	9.30%	10.57%

Smallest secured loan	$80,883	$98,503
Smallest secured loan as percent of total secured loans	1.59%	1.83%
Smallest secured loan as percent of partners’ capital	1.45%	1.73%
Smallest secured loan as percent of total assets	1.25%	1.71%

Number of counties where security is located (all California)	16	16
Largest percentage of secured loans in one county	17.75%	16.76%

Number of secured loans in foreclosure status	1	2
Secured loans in foreclosure – unpaid principal balance	$317,971	$717,971

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates range (fixed)	5.00-10.50%	5.13-10.50%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

As of June 30, 2010, the partnership’s largest loan in the unpaid principal balance of $600,111, representing 11.81% of outstanding secured loans and 9.29% of partnership assets, was secured by land located in East Palo Alto, CA. The loan bears interest at a rate of 7.00% and matures on January 1, 2016.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs or restructuring of existing loans.

- Lien positions - Secured loans had the lien positions presented in the following table.

	June 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	13	$3,376,322	66%	13	$3,386,917	63%
Second trust deeds	9	1,453,447	29	9	1,777,261	33
Third trust deeds	1	249,612	5	1	218,400	4
Total secured loans	23	5,079,381	100%	23	5,382,578	100%
Liens due other lenders at loan closing		3,937,437			4,804,104

Total debt		$9,016,818			$10,186,682

Appraised property value at loan closing		$16,379,006			$17,617,321

Percent of total debt to appraised
values (LTV) at loan closing (1)		55.05%			57.82%

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

- Property type - Secured loans summarized by property type of the collateral are presented in the following table.

	June 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	16	$2,798,673	55%	16	$3,124,889	58%
Multi family	1	243,485	5	1	243,936	5
Commercial	5	1,437,112	28	5	1,405,900	26
Land	1	600,111	12	1	607,853	11
Total secured loans	23	$5,079,381	100%	23	$5,382,578	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2010	5	$1,328,178	26%
2011	7	1,153,481	23
2012	4	854,296	17
2013	1	197,939	4
2014	2	364,977	7
Thereafter	4	1,180,510	23
Total future maturities	23	5,079,381	100
Matured at June 30, 2010	—	—	—
Total secured loans	23	$5,079,381	100%

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

	June 30,	December 31,
	2010	2009
Secured loans more than 90 days delinquent
Number of loans (3)	1	2
Unpaid principal balance	$317,971	$717,971
Advances	2,679	70,281
Accrued interest	12,999	42,388

Secured loans in nonaccrual status
Number of loans (3)	1	2
Unpaid principal balance	$317,971	$717,971
Foregone interest, for the six months ended June 30, 2010
and for the year ended December 31, 2009	$10,134	$27,172

(3)	Secured loans more than 90 days delinquent include the loans on nonaccrual status.

- Impaired loans - Secured loans designated as impaired loans are summarized in the following table for the six months ended June 30, 2010 and for the year ended December 31, 2009.

					Average		Interest
		Unpaid			Investment	Interest	Income
		Principal	Loan	Specific	Impaired	Income	Received
	Loans	Balance	Balance	Reserve	Loans	Accrued	In Cash
June 30, 2010	1	$317,971	$333,648	$71,818	$582,144	$—	$2,800
December 31, 2009	2	$717,971	$830,640	$71,818	$548,717	$34,618	$11,733

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

Loans are designated impaired when, based on current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreements. For loans designated impaired, but that are deemed well collateralized, no impairment to the investment in the loan is recorded (i.e. there is no specific reserve recorded).  At June 30, 2010, and December 31, 2009, one loan had a specific reserve.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses activity is presented in the following table for the six months ended June 30.

	2010	2009
Balance at beginning of year	$453,809	$489,913

Provision for loan losses	8,197	33,846

Charge-offs (recoveries), net
Charge-offs	—	(5,391)
Recoveries	79,294	—
Charge-offs (recoveries), net	79,294	(5,391)

Balance at June 30,	$541,300	$518,368

Ratio of charge-offs during the period to average
secured loans outstanding during the period	N/A	0.10%

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

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Single family	$399,635	55%	$315,732	58%
Apartments	10,000	5	10,000	5
Commercial	33,706	28	34,059	26
Land	12,000	12	12,157	11
Total secured loans	$455,341	100%	$371,948	100%

Unsecured loans	$85,959	100%	$81,861	100%
Total allowance for loan losses	$541,300	100%	$453,809	100%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 6 – REAL ESTATE HELD FOR SALE

Real estate held for sale activity and changes in the net realizable values are summarized in the following table for the six months ended June 30.

	2010	2009
Real estate held for sale - beginning of the year	$—	$—
Acquisitions	1,366,576	—
Dispositions	—	—
Improvements/betterments	—	—
Charge-offs	—	—
Changes in net realizable values	—	—
Real estate held for sale – June 30,	$1,366,576	$—

Real estate held for sale summarized by property type is presented in the following table.

	June 30,	December 31,
	2010	2009
Number of properties	1	—

Property type
Multi family	1,366,576	—
Total real estate held for sale	$1,366,576	$—

Rental operations for the three and six month periods ended June 30, are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Rental income	$24,658	$—	$35,824	$—

Operating expenses
Property taxes	3,486	—	3,486	—
Management, administration and insurance	2,263	—	3,157	—
Utilities, maintenance and other	1,739	—	3,136	—
Advertising and promotions	—	—	—	—
Total operating expenses	7,488	—	9,779	—
Rental operations, net	$17,170	$—	$26,045	$—

Interest expense on the mortgage securing the rental property for the three and six month periods ended June 30, 2010 was $18,989 and $23,622, respectively.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 6 – REAL ESTATE HELD FOR SALE (continued)

In February 2010, the partnership, along with two affiliated partnerships, acquired though foreclosure, a 22 unit, condominium complex, in which the partnership holds a 13.33% ownership interest. The property is subject to a senior loan with an interest rate of 7.21%. The transaction resulted in an increase to real estate held as investment of $1,366,576, reductions to secured loans of $400,000, accrued interest of $44,039 and advances of $73,757, and an increase to accrued liabilities of $22,180. The partnership's share of the unpaid principal balance of the senior loan is $826,600. Following its acquisition, the property has been operated as a rental property. An independent, professional management firm has been engaged to oversee property operations.  As of June 30, 2010, all of the units have been leased to tenants. RMC is processing/filing necessary administrative documents to place the property for sale as individual units.

NOTE 7 – MORTGAGE PAYABLE

As noted above in Note 6, the partnership acquired a property subject to an existing senior mortgage held by a bank. The senior loan, with an outstanding balance of $820,465 allocable to the partnership, has an interest rate of 7.21%, requires monthly payments of principal and interest, and matures on June 14, 2011.

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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2010:

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$261,830	$261,830
Real estate held for sale	$—	$—	$1,366,576	$1,366,576

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 8 – FAIR VALUE (continued)

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

(b)
Secured loans. The fair value of the non-impaired loans of $4,612,000 and $4,639,000 at June 30, 2010 and December 31, 2009, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

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

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
June 30, 2010 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Loan commitments

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership typically approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At June 30, 2010, there were no undisbursed loan funds. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

From time to time, the partnership negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The partnership is not obligated to fund additional money as of June 30, 2010.

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

Forward-Looking Statements

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

Critical Accounting Policies

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

Management has the requisite familiarity with the markets the partnership lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value. In these cases expected cash flows would be considered alongside other relevant information.

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

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the partnership’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the partnership’s financial statements that include periods beginning on or after January 1, 2011.

Related Parties

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

Contributed Capital

The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of June 30, 2010 and December 31, 2009, a general partner, Gymno Corporation, had contributed $10,240 and $9,761, respectively as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations

The partnership’s operating results for the three and six months ended June 30, 2010 and 2009 are discussed below.

	Changes during the three months ended June 30, 2010 versus 2009		Changes during the six months ended June 30, 2010 versus 2009
	Dollars	Percent	Dollars	Percent
Revenues
Loans
Interest	$11,519	10%	$5,025	2%
Late fees	660	32	5,932	210
Total loan revenue	12,179	10	10,957	4
Other interest	(1,318)	(81)	(1,640)	(66)
Total revenues	10,861	9	9,317	4

Interest expense	18,989	—	23,622	—
Provision for loan losses	(10,191)	(71)	(25,649)	(76)

Operating expenses
Mortgage servicing fees	(2,703)	(22)	(3,325)	(14)
Asset management fees	(303)	(5)	(562)	(5)
Costs through Redwood Mortgage Corp.	32	2	95	2
Professional services	11,302	62	42,560	130
Rental operations, net	(17,170)	—	(26,045)	—
Other	27	1	3,931	95
Total operating expenses	(8,815)	(21)	16,654	22
Net income	$10,878	16%	$(5,310)	(4)%

Please refer to the above table throughout the discussions of Results of Operations.

Comparison of the three and six months ended June 30, 2010 versus the three and six months ended June 30, 2009

Revenue – Loans – Interest

The interest on loans increased for the three and six month periods ended June 30, 2010 compared to the same periods in 2009 due to recognizing interest previously deemed uncollectable. Each period includes income gained through amortization of discount on unsecured loans, which has been eliminated in the calculation of the effective interest rate.  The table below recaps the reported period’s averages.

	Three months ended June 30,		Six months ended June 30,
	Average		Average
	Secured	Effective	Secured	Effective
	Loan	Yield	Loan	Yield
	Balance	Rate	Balance	Rate
2009	$5,450,934	8.29%	$5,600,878	8.61%
2010	$5,128,828	9.79%	$5,222,500	9.43%

Interest Expense

The increased interest expense for 2010 is due to the senior mortgage securing the rental property acquired in February 2010.

Provision for losses on loans

The decrease in provision for loan losses in 2010 resulted from the 2009 increase in the allowance for loan losses for loan impairments.

Operating Expenses

The decrease in mortgage servicing fees is primarily due to the decrease in the average secured loan balance.  Please see the table above in Revenue – Loans – Interest in this item for the loan data.

The increase in professional services for 2010 was due to increases in professional costs for legal services, audits and, tax return processing. As more issues have arisen related to delinquent and impaired loans, and real estate owned, management’s need to consult with experts has increased.

The rental operations, net for 2010 is due to the partnership acquiring a rental property in February 2010. Operating results of rental property are presented in the following table for the three and six months ended June 30.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Rental income	$24,658	$—	$35,824	$—

Operating expenses
Property taxes	3,486	—	3,486	—
Management, administration and insurance	2,263	—	3,157	—
Utilities, maintenance and other	1,739	—	3,136	—
Advertising and promotions	—	—	—	—
Total operating expenses	7,488	—	9,779	—
Rental operations, net	$17,170	$—	$26,045	$—

Interest expense on the mortgage securing the rental property was $18,989 and $23,622 for the three and six month periods ended June 30, 2010.

Allowance for Losses

The allowance for loan losses is primarily the total of the specific reserves for loans designated impaired (and therefore deemed collateral dependent). The decrease in impaired loans is due to the foreclosure of an impaired loan.  Details of loans designated impaired are below.

					Average		Interest
		Unpaid			Investment	Interest	Income
		Principal	Loan	Specific	Impaired	Income	Received
	Loans	Balance	Balance	Reserve	Loans	Accrued	In Cash
June 30, 2010	1	$317,971	$333,648	$71,818	$582,144	$—	$2,800
December 31, 2009	2	$717,971	$830,640	$71,818	$548,717	$34,618	$11,733

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

Activity in the allowance for loan losses is presented in the following table for the six months ended June 30.

	2010		2009
Balance at beginning of year	$453,809		$489,913

Provision for loan losses	8,197		33,846

Charge-offs (recoveries), net
Charge-offs	—		(5,391)
Recoveries	79,294		—
Charge-offs (recoveries), net	79,294		(5,391)

Balance at June 30,	$541,300		$518,368

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	N/A	%	0.10%

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

Liquidity and Capital Resources

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

Currently the credit and financial markets are facing a significant and prolonged disruption. As a result, loans are not readily available to borrowers or purchasers of real estate. These credit constraints have impacted the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years. The partnership’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity have had and will likely continue to have a negative impact on their ability to repay their loans. This has resulted, and may continue to result, in increasing number of loans designated as impaired. If, based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, a loan may be designated as impaired. Impaired loans are individually reviewed for ultimate collectability based on the fair value of the underlying collateral and the financial resources of the borrower. In the event a borrower is unable to repay a loan at maturity due to their inability to refinance the loan or otherwise, the partnership may consider extending the maturing loan through workouts or modifications, or foreclose on the property as the general partners deem appropriate based on their evaluation of each individual loan. A slow down or reduction in loan repayments would likely reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans or provide earnings and capital distributions.

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. As of June 30, 2010 and 2009, limited partners electing to withdraw earnings represented 44% and 42%, respectively. The table below summarizes the earnings elections for the three and six months ended June 30.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Distributing	$20,395	$28,210	$40,156	$59,511
Compounding	24,575	37,270	50,514	83,849
Total	$44,970	$65,480	$90,670	$143,360

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

Capital liquidations, including early withdrawals, made by limited partners are summarized in the following table during the three and six months ended June 30.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Capital liquidations-without penalty	$85,809	$89,745	$180,818	$173,882
Capital liquidations-subject to penalty	26,305	10,900	48,943	17,150
Total	$112,114	$100,645	$229,761	$191,032

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

Current Economic Conditions

Beginning in 2007, and continuing into the third quarter of 2010, the United States economy is enduring the deepest and most devastating recession since the Great Depression of the 1930’s. Many have termed this recession the “Great Recession.” The financial troubles that began in 2007 in the capital markets with increasing defaults on subprime mortgage obligations and deteriorating values of financial instruments tied to these mortgages, eventually led to a credit and capital market meltdown that culminated in late 2008.  The effects of these events and their aftershocks continue to affect negatively the economy and well-being of the nation. The United States government, in concert with the Federal Reserve Bank, launched multiple emergency efforts to stabilize the credit and capital markets, to bolster the banking system, and to improve the economy. While these have had some beneficial results, the economy generally, the credit markets and job creation specifically, remain lackluster, and the overall consumer and business sentiment remains, at best, uncertain and negative as to the outlook for the future.

Credit, as the lifeblood of modern economies, has been greatly curtailed in the wake of the crises of 2007 and 2008, and the concurrent deleveraging of consumers and businesses continues through the current quarter, often with unfortunate consequences. Financial institutions in response to the difficult economic times have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality. This has led to a dearth of available credit to many industries, particularly those involved with real estate such as construction, development, and lending for commercial and residential properties. Virtually all single family home loans are being financing by the three government agencies of Fannie Mae, Freddie Mac and FHA. Without greater availability of credit, real estate will continue to suffer as owners and buyers cannot effectively buy, sell or refinance property, or otherwise take advantage of the current lower interest rate environment. Substantial numbers of sales transactions that do occur are distressed transactions or even short sales that wipe out the borrowers’ equity.

Gross Domestic Product (GDP) was a negative 2.4 percent overall for the year 2009, although it saw increases of 2.2 percent and 5.6 percent in the third and fourth quarters of 2009. The GDP increases in late 2009 continued in 2010 with a 3.7 percent increase in the first quarter and a slower increase in the second quarter to 2.4 percent.  Fears continue of a double-dip recession and/or jobless recovery.

Unemployment remains at historically high rates. At the end of 2008, the national unemployment rate was 6.9 percent while California saw unemployment increase to 9.2 percent. By the end of 2009, the unemployment rate had grown to 10.0 percent in the US and to 12.3 percent in California.  During the first quarter of 2010, the national unemployment rate declined slightly to 9.7 percent and then to 9.5 percent by June 2010.  In California, the unemployment rate increased to 12.6 percent during the first quarter of 2010 – the all-time high since statistics have been kept – and then declined slightly to an estimated 12.3 percent for June 2010. In many areas of California, the unemployment numbers are far higher, particularly in the central valleys and non-urban business centers. The stubbornly high unemployment levels both nationally and in California and the decline in GDP in the second quarter of 2010 have many concerned that little recovery is taking place and that we may be poised for further economic troubles. Due to the prolonged inability to find work, workers who have lost their jobs might not be able to meet their financial obligations. Overall, the rapid rise in unemployment has caused significant worker concerns regarding their job security and lowered their confidence in their own financial circumstances.

With the general worsening of the United States’ economy, delinquencies on real estate loans have risen dramatically. According to the Mortgage Bankers Association’s National Delinquency Survey, the delinquency rate for mortgage loans on one-to-four-unit residential properties increased to a seasonally adjusted rate of 10.06 percent of all loans outstanding as of the end of the first quarter of 2010, an increase of 59 basis points from the fourth quarter of 2009 and up 94 basis points from one year ago. The percentage of loans in the foreclosure process at the end of the first quarter was 4.63 percent, an increase of five basis points from the fourth quarter of 2009 and 78 basis points from one year ago. This represents another record high. The combined percentage of loans in foreclosure or at least one payment past due [at the end of the first quarter of 2010] was 14.01 percent on a non-seasonally adjusted basis, a decline from 15.02 percent in the prior quarter.

In California, delinquencies and foreclosures are higher than the national averages. In the first quarter of 2009, the number of notice of defaults peaked at 135,431 – the highest number ever recorded. A total of 70,051 notices of default were filed during the second quarter of 2010. That was down 13.6 percent from 81,054 for the prior quarter and down 43.8 percent from 124,562 in the second quarter of 2009.  The 2010 second quarter total was the lowest level since the second quarter of 2007 when 53,943 notices of default were filed. The number of Trustee Deeds recorded, which reflect the number of houses or condominiums lost at the end of the foreclosure process, totaled 47,669 during the second quarter of 2010. That is up 11.2 percent from the prior quarter and up 4.4 percent from the second quarter of 2009. The all-time peak was 79,511 in the third quarter of 2008. As a comparison, during the last significant real estate downturn foreclosures peaked in the third quarter of 1996 at 15,418. California has approximately 8.5 million homes and condominiums.

Mortgage interest rates are a key factor in the affordability of real estate. The higher the interest rate, the less affordable real estate becomes.  Mortgage interest rates are significantly influenced by the United States 10-year treasury rate. In 2009, the 10-year rate rose from 2.84 in January to 3.84 in December.  During the first quarter of 2010, the 10 year rate traded within a relatively narrow range of 3.59 percent to 3.90 percent. In the second quarter of 2010, the 10-year rate began to drop and ended June 2010 at 2.97 percent. Since June 2010 the 10-year rate has continued its general decline to the mid 2.75 percent range.   Mortgage interest rates on 30 year fixed rate conforming loans followed suit as measured by Freddie Mac.  In January 2008, the average rate was 5.76 percent.  It rose to a high of 6.48 percent in August 2008 and dropped through the remainder of 2008 to 5.29 percent in December.  In January 2009, the average rate for a 30 year fixed rate mortgage was 5.05 percent.  That average rate dropped early in the second quarter before peaking at 5.42 percent in June, and then dropped again through the remainder of 2009 to 4.93 percent in December.  Mortgage rates then began to climb reaching 5.21 percent for the week ending May 21, 2010, and then began a decent to their current low of 4.44 percent, with a 0.7 percent cost.  The current 30 year mortgage interest rate is near historical lows. In spite of the current low interest rates, it appears that they are not low enough to entice concerned consumers to take on mortgage debt. Borrowers are also facing tight underwriting standards which makes if difficult to qualify for financing or refinancing at these rates.

In addition to mortgage rates, home prices also factor into affordability.  Median home prices have declined from their highs in 2006. The median national sales price of existing homes as reported by the National Association of Realtors was $221,900 for 2006 and then declined to $219,000 in 2007, to $198,100 in 2008, and then to $172,500 in 2009.  As of March 2010, the median national sales price had dropped to $170,700. By June 2010 it had risen to $183,700. According to Dataquick, the median home price in California was $255,000 in March 2010, up 14.3 percent from $223,000 in March 2009. The median home price rose again in June 2010 to $270,000 but declined from the previous May 2010 median of $278,000.  The median price peaked at $484,000 in early 2007 and hit a low of $221,000 in April 2009. In June 2010, the median home price in the nine-county San Francisco Bay area reached $410,000, a 16.5 percent increase from June 2009. The median price peaked in the Bay Area peaked in June and July of 2007 at $665,000 and reached bottom at $290,000 in March 2009.

During the same time period, national sales volumes of existing homes fell from an annual rate of 6,287,800 homes in 2006 to 5,652,000 in 2007, and then to 4,913,000 in 2008.  In 2009, after a slow start to the year, existing home sales increased to an annual rate of 5,156,000, due to robust sales volumes in the third and fourth quarter.  Sales volumes peaked for the year in November at an annual rate of 6,490,000.  Volumes retracted in December to 5,440,000 and declined further as of March 2010 and June 2010, when the annual rates were 5,350,000 and 5,370,000.  In California, DataQuick reports that 37,295 homes and condos were sold in March 2010, a 3 percent increase from the 36,215 sales in March 2009.  During June 2010, 43,964 homes and condos were sold in California, a 0.5 percent decline from June 2009. Sales in California peaked in 2004 at 65,793.  On average, there are about 44,708 sales per month in California.  There is concern that declining volumes of both national and California sale volumes could begin to pressure prices downward if inventories increase.

Commercial real estate, although slower to react than residential real estate, has seen an enormous adjustment from the record sales volumes in 2007.  Few transactions are occurring as the market remains devoid of financing and buyers and sellers expectations remain widely divergent. In general, in the San Francisco Bay Area, as well as across the United States, sales volumes are down, values are down, rents are down, and vacancies are up.  Office rents, after falling for three straight years, began 2010 remaining relatively stable for the first quarter of 2010 as reported by Grubb and Ellis, but declined again during the second quarter of 2010 by $1.00 and $0.45 to $31.94 and $26.01 for Class A and Class B office space in San Francisco.  With respect to vacancy, Grubb & Ellis’s Office Trends Report declared that by the fourth quarter of 2009 vacancy rates in the office sector had reached 28 percent in the core business districts of the Silicon Valley. They remained at that level through the first and second quarters of 2010.  In San Francisco, vacancy rates had declined from 19 percent at December 2009 to 18.3 percent at June 2010.

Given the current difficult credit market, there is concern that borrowers with commercial mortgages that have balloon payments coming due in the next three years will have a difficult time extending or refinancing their existing real estate debt. To the extent that they cannot extend or refinance their debt, these borrowers will be forced to sell or default, resulting in increased available commercial real estate and placing downward price pressure on this asset class. All in all, the San Francisco Bay Area hasn’t seen this steep of a decline in the commercial real estate sector since the dot-com bust hit the area in the early 2000s. In some areas declines are the worst since the recession in the early 1990s.  The recent trends may be a sign that commercial rents and vacancies are stabilizing albeit at greatly reduced lease rates from their highs only a few years ago.

Overall, while there are some signs that economic conditions are improving as indicated among some watched statistics and indices, it must be remembered that these improvements are coming from historic lows often not seen in decades. A return to a stable economic climate appears to be, at best, slow in returning and perhaps will include periods of downturn. The second quarter of 2010 may in fact be one of those periods. As sales volumes of homes slow, this will put pressure on prices. Perhaps the most important factor in the near term direction of residential real estate prices is the “shadow inventory” of properties that have or will be taken back by lenders.  The volume and timing of the shadow inventory supply entering the market may exert downward pressure upon residential real estate prices, posing a continuing risk that home prices might further decline. Most analysts expect some further downward pressure on prices as unemployment remains high, government stimulus programs end, credit remains tight and in some asset classes is virtually non-existent, and consumer confidence remains low or declining.

In light of these continuing difficult economic and market conditions, the partnership 1) continues to increase its allowance for loan losses to reflect the payment shortfalls by borrowers and the diminishing fair value of the underlying collateral, which in itself is reflective of the distressed credit and real estate markets; 2) adopts strategies (property by property, borrower by borrower) to protect loan interests in its collateral and take back that collateral when necessary and appropriate; 3) continues to explore opportunities to reduce the exposure to senior debt and claims on the collateral; and 4) offer the properties for sale as markets permit. In some instances, the partnership anticipates realizing losses should it choose to immediately sell properties it acquires. The partnership believes it may be beneficial, in some cases, to hold property as an investment if the property has the potential to generate rental income or the value of the property can be enhanced through improvements or improved management. The current difficult economic conditions and distressed credit and real estate markets are not conducive to real estate sales of some properties and make holding certain properties taken in foreclosure attractive until more normal sales conditions result.  This tactic will cause the partnership in many cases to hold properties as investments.

Contractual Obligations

Contractual obligations of the partnership are summarized in the following table as of June 30, 2010.

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years

Mortgage payable (principal)	$820,465	$820,465	$—	$—

PORTFOLIO REVIEW

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

Secured loan activity is recapped in the following table for the six months ended June 30.

	2010	2009
Unpaid principal balance, beginning of the year	$5,382,578	$5,777,110
New loans	31,212	247,000
Borrower repayments	(15,409)	(628,010)
Foreclosures	(400,000)	—
Reaffirmed	81,000	—
Unpaid principal balance, end of period	$5,079,381	$5,396,100

Secured loans had the characteristics presented in the following table at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
Number of secured loans	23	23
Secured loans – unpaid principal balance (or Principal)	$5,079,381	$5,382,578

Average secured loan	$220,843	$234,025
Average secured loan as percent of total secured loans	4.35%	4.35%
Average secured loan as percent of partners’ capital	3.96%	4.10%

Largest secured loan	$600,111	$607,853
Largest secured loan as percent of total secured loans	11.81%	11.29%
Largest secured loan as percent of partners’ capital	10.77%	10.66%
Largest secured loan as percent of total assets	9.30%	10.57%

Smallest secured loan	$80,883	$98,503
Smallest secured loan as percent of total secured loans	1.59%	1.83%
Smallest secured loan as percent of partners’ capital	1.45%	1.73%
Smallest secured loan as percent of total assets	1.25%	1.71%

Number of counties where security is located (all California)	16	16
Largest percentage of secured loans in one county	17.75%	16.76%

Number of secured loans in foreclosure status	1	2
Secured loans in foreclosure – unpaid principal balance	$317,971	$717,971

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates range (fixed)	5.00-10.50%	5.13-10.50%

As of June 30, 2010, the partnership’s largest loan in the unpaid principal balance of $600,111, representing 11.81% of outstanding secured loans and 9.29% of partnership assets, was secured by land located in East Palo Alto, CA. The loan bears interest at a rate of 7.00% and matures on January 1, 2016.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

Secured loans had the lien positions presented in the following table at June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
Lien position	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	13	$3,376,322	66%	13	$3,386,917	63%
Second trust deeds	9	1,453,447	29	9	1,777,261	33
Third trust deeds	1	249,612	5	1	218,400	4
Total secured loans	23	5,079,381	100%	23	5,382,578	100%
Liens due other lenders at loan closing		3,937,437			4,804,104
Total debt		$9,016,818			$10,186,682

Appraised property value at loan closing		$16,379,006			$17,617,321

Percent of total debt to appraised
values (LTV) at loan closing (1)		55.05%			57.82%

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

Secured loans summarized by property type of the collateral are presented in the following table at June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	16	$2,798,673	55%	16	$3,124,889	58%
Multi family	1	243,485	5	1	243,936	5
Commercial	5	1,437,112	28	5	1,405,900	26
Land	1	600,111	12	1	607,853	11
Total secured loans	23	$5,079,381	100%	23	$5,382,578	100%

Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

Secured loans are scheduled to mature as presented in the following table at June 30, 2010.

Scheduled maturities	Loans	Principal	Percent
2010	5	$1,328,178	26%
2011	7	1,153,481	23
2012	4	854,296	17
2013	1	197,939	4
2014	2	364,977	7
Thereafter	4	1,180,510	23
Total future maturities	23	5,079,381	100
Matured at June 30, 2010	—	—	—
Total secured loans	23	$5,079,381	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Secured loans more than 90 days delinquent in interest payments and/or on nonaccrual status are summarized in the following table at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
Secured loans more than 90 days delinquent
Number of loans (2)	1	2
Unpaid principal balance	$317,971	$717,971
Advances	2,679	70,281
Accrued interest	12,999	42,388

Secured loans in nonaccrual status
Number of loans (2)	1	2
Unpaid principal balance	$317,971	$717,971
Foregone interest, for the six months ended June 30, 2010
and for the year ended December 31, 2009	$10,134	$27,172

(2)	Secured loans more than 90 days delinquent include the loans shown above as on nonaccrual status.

Loans designated as impaired and the allowance for loan losses are presented and discussed under Part I – Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of June 30, 2010 and 2009, the partnership held secured loans in the following locations:

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco Bay Area	8	$2,428,789	48%	9	$2,666,723	49%
Other Northern California	10	1,880,583	37	10	1,835,030	34
Southern California	5	770,009	15	5	894,347	17
Total secured loans	23	$5,079,381	100%	24	$5,396,100	100%

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

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

REDWOOD MORTGAGE INVESTORS VI

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	August 16, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	August 16, 2010

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VI, a California Limited Partnership (the “Registrant”);

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
August 16, 2010

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
August 16, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
August 16, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
                August 16, 2010