Form 10-Q
period 2010-09-30
REDWOOD MORTGAGE INVESTORS VI
filed 2010-11-15
CIK 811592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Balance Sheets
SEPTEMBER 30, 2010 (unaudited) AND DECEMBER 31, 2009 (audited)

ASSETS

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$678,345	$396,019

Loans
Secured by deeds of trust
Principal balances	4,561,544	5,382,578
Advances	7,229	74,460
Accrued interest	81,926	100,228
Unsecured, net of discount of $79,389 and $91,685 for September 30, 2010
and December 31, 2009, respectively	210,628	238,156
Allowance for loan losses	(550,000)	(453,809)
Net loans	4,311,327	5,341,613

Receivable from affiliate	6,262	14,058

Real estate held for sale	1,375,000	—

Total assets	$6,370,934	$5,751,690

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$43,429	$31,313
Mortgage payable	817,915	—
Payable to affiliate	—	15,906
Total liabilities	861,344	47,219

Capital
Partners’ capital
Limited partners’ capital, subject to redemption	5,499,022	5,694,710
General partners’ capital	10,568	9,761
Total partners’ capital	5,509,590	5,704,471
Total liabilities and capital	$6,370,934	$5,751,690

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Income
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenues
Loans
Interest	$106,649	$112,667	$361,111	$362,104
Late fees	(3,637)	1,950	5,119	4,774
Total loan revenue	103,012	114,617	366,230	366,878

Other interest	114	1,784	951	4,261
Other	7,425	—	7,425	—
Total revenues	110,551	116,401	374,606	371,139

Interest expense	15,304	—	38,926	—
Provision for loan losses	8,699	13,724	16,896	47,570

Operating Expenses
Mortgage servicing fees	9,758	11,841	30,577	35,985
Asset management fees	5,183	5,507	15,797	16,683
Costs from Redwood Mortgage Corp.	2,047	1,962	6,112	5,932
Professional services	18,184	24,645	93,394	57,295
Rental operations, net	(17,224)	—	(43,269)	—
Impairment (gain)/loss on REO	(8,424)	—	(8,424)	—
Other	(472)	449	7,603	4,593
Total operating expenses	9,052	44,404	101,790	120,488

Net income	$77,496	$58,273	$216,994	$203,081

Net income
General partners ( 1%)	$775	$583	$2,170	$2,031
Limited partners (99%)	76,721	57,690	214,824	201,050
	$77,496	$58,273	$216,994	$203,081

Net income per $1,000 invested by
limited partners for entire period
Where income is reinvested	$14	$10	$39	$34
Where partner receives income in
monthly distributions	$13	$10	$38	$34

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Changes in Partners’ Capital
For the Nine Months Ended September 30, 2010
(unaudited)

	Limited	General
	Partners	Partners	Total
Balance at beginning of period	$5,694,710	$9,761	$5,704,471
Net income	214,824	2,170	216,994
Early withdrawal penalties	(7,024)	—	(7,024)
Partners' withdrawals	(403,488)	(1,363)	(404,851)
Balance at end of period	$5,499,022	$10,568	$5,509,590

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

	2010	2009
Cash flows from operating activities
Net income	$216,994	$203,081
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Provision for loan losses	16,896	47,570
Impairment loss/(valuation gain) on real estate	(8,424)
Early withdrawal penalties credited to income	(7,024)	(2,850)
Amortization of discount on unsecured loans	(12,295)	(12,296)
Change in operating assets and liabilities
Loans unsecured	39,823	34,458
Accrued interest	(25,737)	(21,618)
Advances	(6,526)	(34,982)
Receivable from affiliate	7,796	—
Accounts payable	10,411	12,465
Payable to affiliate	(38,086)	4,388
Net cash provided by (used in) operating activities	193,828	230,216

Cash flows from investing activities
Loans originated	(35,468)	(247,000)
Principal collected on loans	537,502	765,112
Net cash provided by (used in) investing activities	502,034	518,112

Cash flows from financing activities
Payments on mortgage	(8,685)	—
Partners’ withdrawals	(404,851)	(379,608)
Net cash provided by (used in) financing activities	(413,536)	(379,608)

Net increase (decrease) in cash and cash equivalents	282,326	368,720

Cash and cash equivalents - beginning of year	396,019	333,800

Cash and cash equivalents - end of period	$678,345	$702,520

Supplemental disclosures of cash flow information
Non-cash investing activities
Loans foreclosed including related interest and advances	$517,796	$—
Accrued liabilities	22,180	—
Mortgages taken subject to collateral foreclosure	826,600	—
Real estate acquired through foreclosure on loans
receivable	$1,366,576	$—

Cash paid for interest	$38,926	$—

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low levels of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

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

The uncertainty in the process is exacerbated by the tendency in a distressed market for lesser-quality properties to transact while upper echelon properties remain off the market – or come on and off the market – because these owners commonly believe in the intrinsic value of their properties (and the recoverability of that value) and are unwilling to accept non-economic offers from opportunistic – often all cash – acquirers taking advantage of distressed markets. This accounts for the ever lower transaction volumes for higher-quality properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

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
September 30, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans, advances and interest income (continued)

If, based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement; a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

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

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed. Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio. Because the partnership is an asset-based lender and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

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
September 30, 2010 (unaudited)

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

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the general partners or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $0 and $0 for the three month periods ended September 30, 2010 and 2009, respectively, and $0 and $7,410 for the nine month periods ended September 30, 2010 and 2009, respectively.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

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

Mortgage servicing fees are summarized in the following table for the three and nine months ended September 30.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Maximum chargeable by RMC	$14,637	$17,762	$47,320	$53,978
Waived by RMC	(4,879)	(5,921)	(16,743)	(17,993)
Net charged	$9,758	$11,841	$30,577	$35,985

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

Asset management fees were $5,183 and $5,507 for the three months ended September 30, 2010 and 2009 respectively, and $15,797 and $16,683 for the nine months ended September 30, 2010 and 2009, respectively.

- Costs from RMC - RMC, a related party, is reimbursed by the partnership for operating expenses incurred on behalf of the partnership including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to limited partners, and out-of-pocket general and administration expenses. Operating expenses totaling $2,047 and $1,962 were reimbursed to RMC during the three months ended September 30, 2010 and 2009, respectively, and $6,112 and $5,932 were reimbursed to RMC during the nine months ended September 30, 2010 and 2009, respectively.

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
September 30, 2010 (unaudited)

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

Secured loan transactions are summarized in the following table for the nine months ended September 30.

	2010	2009
Unpaid principal balance, beginning of the year	$5,382,578	$5,777,110
New loans	35,468	247,000
Borrower repayments	(537,502)	(765,112)
Foreclosures	(400,000)	—
Reaffirmed	81,000	—
Unpaid principal balance, end of period	$4,561,544	$5,258,998

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2010	2009
Number of secured loans	21	23
Secured loans – unpaid principal balance (or Principal)	$4,561,544	$5,382,578

Average secured loan	$217,216	$234,025
Average secured loan as percent of total secured loans	4.76%	4.35%
Average secured loan as percent of partners’ capital	3.94%	4.10%

Largest secured loan	$596,137	$607,853
Largest secured loan as percent of total secured loans	13.07%	11.29%
Largest secured loan as percent of partners’ capital	10.82%	10.66%
Largest secured loan as percent of total assets	9.36%	10.57%

Smallest secured loan	$81,000	$98,503
Smallest secured loan as percent of total secured loans	1.78%	1.83%
Smallest secured loan as percent of partners’ capital	1.47%	1.73%
Smallest secured loan as percent of total assets	1.27%	1.71%

Number of counties where security is located (all California)	15	16
Largest percentage of secured loans in one county	19.73%	16.76%

Number of secured loans in foreclosure status	1	2
Secured loans in foreclosure – unpaid principal balance	$317,171	$717,971

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates range (fixed)	5.00-10.50%	5.13-10.50%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

As of September 30, 2010, the partnership’s largest loan in the unpaid principal balance of $596,137, representing 13.07% of outstanding secured loans and 9.36% of partnership assets, was secured by land located in East Palo Alto, CA. The loan bears interest at a rate of 7.00% and matures on January 1, 2016.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs or restructuring of existing loans.

- Lien positions - Secured loans had the lien positions presented in the following table.

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	11	$2,857,758	62%	13	$3,386,917	63%
Second trust deeds	9	1,449,918	32	9	1,777,261	33
Third trust deeds	1	253,868	6	1	218,400	4
Total secured loans	21	4,561,544	100%	23	5,382,578	100%
Liens due other lenders at loan closing		3,937,437			4,804,104

Total debt		$8,498,981			$10,186,682

Appraised property value at loan closing		$15,231,506			$17,617,321

Percent of total debt to appraised
values (LTV) at loan closing (1)		55.80%			57.82%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account increases or decreases in security property values subsequent to the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last two years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

- Property type - Secured loans summarized by property type of the collateral are presented in the following table.

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	15	$2,543,226	56%	16	$3,124,889	58%
Multi family	2	418,313	9	1	243,936	5
Commercial	3	1,003,868	22	5	1,405,900	26
Land	1	596,137	13	1	607,853	11
Total secured loans	21	$4,561,544	100%	23	$5,382,578	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	7	1,151,211	25
2012	4	853,779	19
2013	2	372,630	8
2014	2	369,051	8
Thereafter	4	1,175,427	26
Total future maturities	19	3,922,098	86
Matured at September 30, 2010	2	639,446	14
Total secured loans	21	$4,561,544	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table.

	September 30,	December 31,
	2010	2009
Secured loans past maturity
Number of loans (3)	2	—
Unpaid principal balance	$639,446	$—
Advances	—	—
Accrued interest	8,895	—
Loan balance	$648,341	$—
Percent of loans	14%	—%

(3)	The secured loans past maturity do not include any loans as of September 30, 2010, that are also included in the secured loans more than 90 days delinquent.

- Loans in non-accrual status - Secured loans in nonaccrual status are summarized in the following table.

	September 30,	December 31,
	2010	2009
Secured loans in nonaccrual status
Number of loans (4)	1	2
Unpaid principal balance	$317,171	$717,971
Advances	2,679	70,281
Accrued interest	13,000	42,388
Loan balance	$332,850	$830,640
Foregone interest	$6,301	$27,172

(4)	The secured loans in non-accrual status are also the only loans more than 90 days delinquent.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

Foregone interest related to non-accrual loans above, for the three months ended September 30, 2010 and 2009 was $1,867 and $6,856, respectively, and for the nine months ended September 30, 2010 and 2009, was $6,301 and $11,427, respectively.

- Impaired loans - Secured loans designated as impaired loans are summarized in the following table for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

				Average		Interest
		Unpaid		Investment	Interest	Income
		Principal	Loan	Impaired	Income	Received
	Loans	Balance	Balance	Loans	Accrued	In Cash
September 30, 2010	3	$522,323	$555,849	$693,244	$12,312	$17,763
December 31, 2009	2	$717,971	$830,640	$548,717	$34,618	$11,733

Loans are designated impaired when based on current information and events, it is probable the partnership will be unable to collect all amounts due in accordance with the terms of the loan agreements. For loans designated impaired, but that are deemed well collateralized, no impairment to the investment in the loan is recorded (i.e. there is no specific reserve recorded).

The following table summarizes impaired loans for which specific reserves are recorded, for the nine months ended September 30, 2010 and for the year ended December 31, 2009 ($ in thousands).

	September 30,	December 31,
	2010	2009
Impaired loans with specific reserves
Specific reserves	$293,000	$71,818
Number of loans	3	2
Unpaid principal balance	$522,323	$717,971
Advances	6,369	70,281
Accrued interest	27,157	42,388
Loan balance	$555,849	$830,640

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses activity is presented in the following table for the three and nine months ended September 30.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$541,300	$518,368	$453,809	$489,913

Provision for loan losses	8,699	13,724	16,896	47,570

Charge-offs, net
Charge-offs	—	(2,242)	—	(7,633)
Recoveries	1	—	79,295	—
Charge-offs, net	1	(2,242)	79,295	(7,633)

Balance at September 30,	$550,000	$529,850	$550,000	$529,850

Specific reserves			293,000	300,157
General reserves			257,000	229,693
Balance at September 30,			$550,000	$529,850

Ratio of charge-offs, net during the period to
average secured loans outstanding
during the period	0.00%	0.04%	(1.55)%	0.14%

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

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Single family	$412,000	56%	$315,732	58%
Apartments	10,000	9	10,000	5
Commercial	34,000	22	34,059	26
Land	12,000	13	12,157	11
Total secured loans	$468,000	100%	$371,948	100%

Unsecured loans	$82,000	100%	$81,861	100%
Total allowance for loan losses	$550,000	100%	$453,809	100%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 6 – REAL ESTATE HELD FOR SALE

Real estate held for sale activity and changes in the net realizable values are summarized in the following table for the nine months ended September 30.

	2010	2009
Real estate held for sale - beginning of the year	$—	$—
Acquisitions	1,366,576	—
Dispositions	—	—
Improvements/betterments	—	—
Charge-offs	—	—
Changes in net realizable values	8,424	—
Real estate held for sale – September 30,	$1,375,000	$—

Real estate held for sale summarized by property type is presented in the following table.

	September 30,	December 31,
	2010	2009
Number of properties	1	—

Property type
Multi family	1,375,000	—
Total real estate held for sale	$1,375,000	$—

Rental operations for the three and nine month periods ended September 30 are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Rental income	$24,180	$—	$60,004	$—

Operating expenses
Property taxes	3,485	—	6,971	—
Management, administration and insurance	1,647	—	4,804	—
Utilities, maintenance and other	1,824	—	4,960	—
Advertising and promotions	—	—	—	—
Total operating expenses	6,956	—	16,735	—
Rental operations, net	$17,224	$—	$43,269	$—

Interest expense on the mortgage securing the rental property for the three and nine month periods ended September 30, 2010 was $15,304 and $38,926, respectively.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 6 – REAL ESTATE HELD FOR SALE (continued)

In February 2010, the partnership, along with two affiliated partnerships, acquired through foreclosure, a 22 unit, condominium complex, in which the partnership holds a 13.33% ownership interest. The property is subject to a senior loan with an interest rate of 7.21%. The transaction resulted in an increase to real estate held as investment of $1,366,576, reductions to secured loans of $400,000, accrued interest of $44,039 and advances of $73,757, and an increase to accrued liabilities of $22,180. The partnership's share of the unpaid principal balance of the senior loan is $826,600. Following its acquisition, the property has been operated as a rental property. An independent, professional management firm has been engaged to oversee property operations. As of September 30, 2010, all of the units have been leased to tenants. The property is presently being marketed for sale as a single property by a national real estate firm.

NOTE 7 – MORTGAGE PAYABLE

As noted above in Note 6, the partnership acquired a property subject to an existing senior mortgage held by a bank. The senior loan, with an outstanding balance of $817,915 allocable to the partnership, has an interest rate of 7.21%, requires monthly payments of principal and interest, and matures on June 14, 2011.

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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010:

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$262,849	$262,849
Real estate held for sale	$—	$—	$1,375,000	$1,375,000

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

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

(b)
Secured loans. The fair value of the non-impaired loans of $3,980,000 and $4,639,000 at September 30, 2010 and December 31, 2009, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

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

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Loan commitments

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership typically approves the borrowers up to a maximum loan balance; however, disbursements are made periodically upon completion of phases of the construction or rehabilitation or as otherwise required under the loan documents. At September 30, 2010, there were $17,561 of undisbursed loan funds. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

From time to time, the partnership negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The partnership is not obligated to fund additional money as of September 30, 2010.

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

If, based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement; a loan may be designated as impaired.  Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

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

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.  Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.  Because the partnership is an asset-based lender and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

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

Contributed Capital

The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of September 30, 2010 and December 31, 2009, a general partner, Gymno Corporation, had contributed $10,568 and $9,761, respectively as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations

The partnership’s operating results for the three and nine months ended September 30, 2010 and 2009 are discussed below.

	Changes during the three months ended September 30, 2010 versus 2009		Changes during the nine months ended September 30, 2010 versus 2009
	Dollars	Percent	Dollars	Percent
Revenues
Loans
Interest	$(6,018)	(5)%	$(993)	0%
Late fees	(5,587)	(287)	345	7
Total loan revenue	(11,605)	(10)	(648)	0
Other interest	(1,670)	(94)	(3,310)	(78)
Other	7,425	—	7,425	—
Total revenues	(5,850)	(5)	3,467	1

Interest expense	15,304	—	38,926	—
Provision for loan losses	(5,025)	(37)	(30,674)	(64)

Operating expenses
Mortgage servicing fees	(2,083)	(18)	(5,408)	(15)
Asset management fees	(324)	(6)	(886)	(5)
Costs through Redwood Mortgage Corp.	85	4	180	3
Professional services	(6,461)	(26)	36,099	63
Rental operations, net	(17,224)	—	(43,269)	—
Impairment (gain)/loss on REO	(8,424)	—	(8,424)	—
Other	(921	(205)	3,010	66
Total operating expenses	(35,352)	(80)	(18,698)	(16)
Net income	$19,223	33%	$13,913	7%

Please refer to the above table throughout the discussions of Results of Operations.

Comparison of the three and nine months ended September 30, 2010 versus the three and nine months ended September 30, 2009

Revenue – Loans – Interest

The interest on loans decreased for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009 primarily due to the decreases in the average secured loan balance. Each period includes income gained through amortization of discount on unsecured loans, which has been eliminated in the calculation of the effective interest rate.  The table below recaps the reported period’s averages.

	Three months ended September 30,		Nine months ended September 30,
	Average		Average
	Secured	Effective	Secured	Effective
	Loan	Yield	Loan	Yield
	Balance	Rate	Balance	Rate
2009	$5,350,271	8.12%	$5,511,986	8.46%
2010	$4,889,312	8.39%	$5,111,438	9.10%

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

The increase in professional services for the nine months ended September 30, 2010, compared to the same period in 2009, was due to increases in professional costs for legal services, audits and, tax return processing. As more issues have arisen related to delinquent and impaired loans, and real estate owned, management’s need to consult with experts has increased.

The rental operations, net for 2010 is due to the partnership acquiring a rental property in February 2010. Operating results of rental property are presented in the following table for the three and nine months ended September 30.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Rental income	$24,180	$—	$60,004	$—

Operating expenses
Property taxes	3,485	—	6,971	—
Management, administration and insurance	1,647	—	4,804	—
Utilities, maintenance and other	1,824	—	4,960	—
Advertising and promotions	—	—	—	—
Total operating expenses	6,956	—	16,735	—
Rental operations, net	$17,224	$—	$43,269	$—

The impairment gain on real estate owned for 2010 is due fair value adjustments made to reflect a slight improvement in the San Francisco real estate market, and increased interest from prospective buyers in the property owned by the partnership.

Interest expense on the mortgage securing the rental property was $15,304 and $38,926 for the three and nine month periods ended September 30, 2010.

Allowance for Losses

The allowance for loan losses is primarily the total of the specific reserves for loans designated impaired (and therefore deemed collateral dependent).

Details of loans designated impaired are below.

				Average		Interest
		Unpaid		Investment	Interest	Income
		Principal	Loan	Impaired	Income	Received
	Loans	Balance	Balance	Loans	Accrued	In Cash
September 30, 2010	3	$522,323	$555,849	$693,244	$12,312	$17,763
December 31, 2009	2	$717,971	$830,640	$548,717	$34,618	$11,733

Loans are designated impaired when based on current information and events, it is probable the partnership will be unable to collect all amounts due in accordance with the terms of the loan agreements. For loans designated impaired, but that are deemed well collateralized, no impairment to the investment in the loan is recorded (i.e. there is no specific reserve recorded).

The following table summarizes impaired loans for which specific reserves are recorded, for the nine months ended September 30, 2010 and for the year ended December 31, 2009 ($ in thousands).

	September 30,	December 31,
	2010	2009
Impaired loans with specific reserves
Specific reserves	$293,000	$71,818
Number of loans	3	2
Unpaid principal balance	$522,323	$717,971
Advances	6,369	70,281
Accrued interest	27,157	42,388
Loan balance	$555,849	$830,640

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

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed. Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate general reserve by property type for probable credit losses in the portfolio. The decline in real estate transactions and volumes has impacted adversely the protective equity for substantially all loans and the allowance for loan losses increased correspondingly.

The partnership may enter into a workout agreement with a borrower whose loan is past maturity or whose loan payments are delinquent. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows additional time to pay the loan in full. By deferring maturity dates of balloon payments or deferring past due payments, workout agreements may adversely affect the partnership’s cash flow and maybe classified for financial reporting purposes as a troubled debt restructuring.  If a workout agreement cannot be reached, if the borrower repeatedly is delinquent and/or if the collateral is at risk, the general partners may initiate foreclosure by filing a notice of default. This may result – unless the delinquency is satisfied by the borrower or a workout agreement is negotiated – in a foreclosure sale, often resulting in the title to the collateral property being taken by the partnership in satisfaction of the debt. Both troubled debt restructurings and foreclosure sales may result in charge-offs being recorded as offsets to the allowance for loan losses. The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Activity in the allowance for loan losses is presented in the following table for the three and nine months ended September 30.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$541,300	$518,368	$453,809	$489,913

Provision for loan losses	8,699	13,724	16,896	47,570

Charge-offs, net
Charge-offs	—	(2,242)	—	(7,633)
Recoveries	1	—	79,295	—
Charge-offs, net	1	(2,242)	79,295	(7,633)

Balance at September 30,	$550,000	$529,850	$550,000	$529,850

Specific reserves			293,000	300,157
General reserves			257,000	229,693
Balance at September 30,			$550,000	$529,850

Ratio of charge-offs, net during the period to
average secured loans outstanding
during the period	0.00%	0.04%	(1.55)%	0.14%

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

Currently the credit and financial markets are facing a significant and prolonged disruption. As a result, loans are not readily available to borrowers or purchasers of real estate. These credit constraints have impacted the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years. The partnership’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity have had and will likely continue to have a negative impact on their ability to repay their loans. This has resulted, and may continue to result, in increasing number of loans designated as impaired. If, based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement; a loan may be designated as impaired. Impaired loans are individually reviewed for ultimate collectability based on the fair value of the underlying collateral and the financial resources of the borrower. In the event a borrower is unable to repay a loan at maturity due to their inability to refinance the loan or otherwise, the partnership may consider extending the maturing loan through workouts or modifications, or foreclose on the property as the general partners deem appropriate based on their evaluation of each individual loan. A slow down or reduction in loan repayments would likely reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans or provide earnings and capital distributions.

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. As of September 30, 2010 and 2009, limited partners electing to withdraw earnings represented 45% and 42%, respectively. The table below summarizes the earnings elections for the three and nine months ended September 30.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Distributing	$20,032	$24,217	$60,188	$83,728
Compounding	24,248	33,473	74,762	117,322
Total	$44,280	$57,690	$134,950	$201,050

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

Capital liquidations, including early withdrawals, made by limited partners are summarized in the following table during the three and nine months ended September 30.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Capital liquidations-without penalty	$83,308	$83,434	$264,126	$257,316
Capital liquidations-subject to penalty	38,853	25,034	87,796	42,184
Total	$122,161	$108,468	$351,922	$299,500

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

Current Economic Conditions

The United States and California economies continue to suffer and feel the effects of the Great Recession. A sense of uncertainty reigns, leading consumers and businesses to remain cautious. The policy makers in the White House, Congress and Federal Reserve are frustrated with the persistent high rates of unemployment and the sluggish economic growth and continue to make attempts to stimulate the economy. These efforts have yet to manifest themselves in any sort of strong recovery or in significant reductions to unemployment.

Credit markets continue for the most part to be greatly curtailed and the de-leveraging of consumers and businesses continues through the current quarter. Financial institutions, in response to the difficult economic times, have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality. This has led to a dearth of available credit to many industries, particularly those involved with real estate such as construction, development, and lending for commercial and residential properties. Virtually all credit that is available for real estate is now being provided by the government through Fannie Mae, Freddie Mac, HUD, and FHA. These agencies are providing the vast majority of all single family and multi family financing. Without greater availability of credit, real estate will continue to suffer as owners and buyers cannot effectively buy, sell or refinance property, or otherwise take advantage of the current lower interest rate environment. A substantial number of sales transactions that do occur are distressed transactions or even short sales that wipe out the borrower’s equity.

Gross Domestic Product (GDP) was a negative 2.4 percent for the year 2009. In 2010, GDP began the first quarter with a 3.7 percent increase but that quickly slowed to a 1.7 percent increase in the second quarter and an estimated 2.0 percent increase in the third quarter. The falloff of GDP growth during the middle of 2010 has raised fears that the economy may fall into a deflationary cycle and that the recovery will be long and perhaps little improvement will seen in unemployment rates, possibly not rebounding until 2014.

Unemployment remains at historically high rates. At the end of 2009, the national unemployment rate had grown to 10 percent. In March 2010 the national unemployment rate declined to 9.7 percent, and then in June 2010 to 9.5 percent, however by October 2010 the unemployment rate had increased to 9.6 percent. In California, the unemployment rate reached 12.6 percent during the first quarter of 2010 – the all time high since statistics have been kept – and has dropped only slightly to 12.4 percent through September 2010. In many areas of California, the unemployment numbers are far higher, particularly in the central valleys and non-urban business centers. The stubbornly high unemployment levels both nationally and in California have many concerned that little recovery is taking place and that we may not be able to create jobs for a long time to come. Due to prolonged periods without work, workers who have lost their jobs might not be able to meet their financial obligations. Overall, the rise in unemployment and its continued historically high levels has caused significant worker concerns regarding their job security and lowered their confidence in their own financial circumstances.

With the general worsening of the United States economy during the Great Recession, delinquencies on real estate loans have risen dramatically, and are ongoing. In California, delinquencies and foreclosures are higher than the national averages. In the first quarter of 2009, the number of notices of default peaked at 135,431 – the highest number ever recorded. A total of 81,054, 70,051 and 83,261 notices of default were filed during the first, second and third quarters of 2010, respectively. Trustee sales, which reflect the number of houses or condominiums lost at the end of the foreclosure process, totaled 42,857, 47,669 and 45,377 for the first, second and third quarters of 2010, respectively. The all-time peak was 79,511 in the third quarter of 2008. Since this recession began, the sheer amount, quarter after quarter, of real estate taken back from borrowers continues to flood the market. In the third quarter of 2010, 35.5 percent of all homes sold were foreclosure resales.

Mortgage interest rates are a key factor in the affordability of real estate. The higher the interest rate, the less affordable real estate becomes. Mortgage interest rates are significantly influenced by the United States 10-year Treasury note rate. Following a downward trend in 2010 the ten year Treasury note rate has continued to fall throughout most of the second half of the year. During October 2010, the ten year Treasury note rate was 2.54 percent. Mortgage interest rates on 30 year fixed rate conforming loans followed the trend of the ten year Treasury note. As measured by Freddie Mac, 30 year fixed rate conforming loans reached their peak in May 2010 at 5.21 percent before descending to 4.17 percent (with an average 0.8 points) for the week ending November 11, 2010. The current 30 year mortgage interest rate is near historical lows. In spite of the current low interest rates, which would normally make homeownership more affordable, it appears that these rates are not a sufficient enough inducement to entice concerned consumers to take on mortgage debt. Borrowers are also facing tight underwriting standards which make it difficult to qualify for financing or refinancing at these rates.

In addition to mortgage rates, home prices also factor into affordability. Median home prices in California have declined from their highs in 2007 at $484,000. According to Dataquick, the median home price in California for March, June and September 2010 was $255,000, 270,000 and 265,000, respectively. The median home price in the nine-county San Francisco Bay Area reached its peak in June and July 2007 at $665,000. For the nine-county San Francisco Bay Area the median home price for March, June and September 2010 was $380,000, $410,000 and $395.000, respectively.

In California, Dataquick reports that 37,295, 43,964 and 33,176 homes and condominiums sold during March, June and September 2010, respectively. Each of these monthly sales volumes represents declines from 2009 levels. Sales in California peaked in 2004 at 65,793. On average, there are about 44,708 sales per month in California.  There is concern that declining sales volumes could begin to exert downward pressure on prices as inventories increase.

A return to a stable economic climate appears to be, at best, slow in arriving and perhaps will include periods of downturn. As sales volumes of homes remain depressed, this will put downward pressure on prices. The Treasury’s recent announcement to keep long term interest rates low may help to keep homes affordable and offer an offset to increased inventories of homes for sale. Another factor in the near term direction of residential real estate prices is the “shadow inventory” of properties that have or will be taken back by lenders.  The volume and timing of the shadow inventory supply entering the market may exert downward pressure upon residential real estate prices, posing a continuing risk that home prices might further decline.  Most analysts expect some further downward pressure on prices as unemployment remains high, credit remains tight (and in some asset classes is virtually non-existent), and consumer confidence remains low.

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

Contractual Obligations

Contractual obligations of the partnership are summarized in the following table as of September 30, 2010.

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years

Mortgage payable (principal)	$817,915	$817,915	$—	$—

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

Secured loan activity is recapped in the following table for the nine months ended September 30.

	2010	2009
Unpaid principal balance, beginning of the year	$5,382,578	$5,777,110
New loans	35,468	247,000
Borrower repayments	(537,502)	(765,112)
Foreclosures	(400,000)	—
Reaffirmed	81,000	—
Unpaid principal balance, end of period	$4,561,544	$5,258,998

Secured loans had the characteristics presented in the following table at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Number of secured loans	21	23
Secured loans – unpaid principal balance (or Principal)	$4,561,544	$5,382,578

Average secured loan	$217,216	$234,025
Average secured loan as percent of total secured loans	4.76%	4.35%
Average secured loan as percent of partners’ capital	3.94%	4.10%

Largest secured loan	$596,137	$607,853
Largest secured loan as percent of total secured loans	13.07%	11.29%
Largest secured loan as percent of partners’ capital	10.82%	10.66%
Largest secured loan as percent of total assets	9.36%	10.57%

Smallest secured loan	$81,000	$98,503
Smallest secured loan as percent of total secured loans	1.78%	1.83%
Smallest secured loan as percent of partners’ capital	1.47%	1.73%
Smallest secured loan as percent of total assets	1.27%	1.71%

Number of counties where security is located (all California)	15	16
Largest percentage of secured loans in one county	19.73%	16.76%

Number of secured loans in foreclosure status	1	2
Secured loans in foreclosure – unpaid principal balance	$317,171	$717,971

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates range (fixed)	5.00-10.50%	5.13-10.50%

As of September 30, 2010, the partnership’s largest loan in the unpaid principal balance of $596,137, representing 13.07% of outstanding secured loans and 9.36% of partnership assets, was secured by land located in East Palo Alto, CA. The loan bears interest at a rate of 7.00% and matures on January 1, 2016.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

Secured loans had the lien positions presented in the following table at September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
Lien position	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	11	$2,857,758	62%	13	$3,386,917	63%
Second trust deeds	9	1,449,918	32	9	1,777,261	33
Third trust deeds	1	253,868	6	1	218,400	4
Total secured loans	21	4,561,544	100%	23	5,382,578	100%
Liens due other lenders at loan closing		3,937,437			4,804,104
Total debt		$8,498,981			$10,186,682

Appraised property value at loan closing		$15,231,506			$17,617,321

Percent of total debt to appraised
values (LTV) at loan closing (1)		55.80%			57.82%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account increases or decreases in security property values subsequent to the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last two years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

Secured loans summarized by property type of the collateral are presented in the following table at September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	15	$2,543,226	56%	16	$3,124,889	58%
Multi family	2	418,313	9	1	243,936	5
Commercial	3	1,003,868	22	5	1,405,900	26
Land	1	596,137	13	1	607,853	11
Total secured loans	21	$4,561,544	100%	23	$5,382,578	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.

Secured loans are scheduled to mature as presented in the following table at September 30, 2010.

Scheduled maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	7	1,151,211	25
2012	4	853,779	19
2013	2	372,630	8
2014	2	369,051	8
Thereafter	4	1,175,427	26
Total future maturities	19	3,922,098	86
Matured at September 30, 2010	2	639,446	14
Total secured loans	21	$4,561,544	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Secured loans past maturity are summarized in the following table.

	September 30,	December 31,
	2010	2009
Secured loans past maturity
Number of loans (3)	2	—
Unpaid principal balance	$639,446	$—
Advances	—	—
Accrued interest	8,895	—
Loan balance	$648,341	$—
Percent of loans	14%	—%

(3)	The secured loans past maturity do not include any loans as of September 30, 2010, that are also included in the secured loans more than 90 days delinquent.

Secured loans in nonaccrual status are summarized in the following table at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Secured loans in nonaccrual status
Number of loans (4)	1	2
Unpaid principal balance	$317,171	$717,971
Advances	2,679	70,281
Accrued interest	13,000	42,388
Loan balance	$332,850	$830,640
Foregone interest	$6,301	$27,172

Foregone interest related to non-accrual loans above, for the three months ended September 30, 2010 and 2009 was $1,867 and $6,856, respectively, and for the nine months ended September 30, 2010 and 2009, was $6,301 and $11,427, respectively.

(4)	Secured loans in non-accrual status are also more than 90 days delinquent.

Loans designated as impaired and the allowance for loan losses are presented and discussed under Part I – Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2010 and December 31, 2009, the partnership held secured loans in the following locations:

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco Bay Area	9	$2,597,833	57%	9	$2,838,159	53%
Other Northern California	7	1,195,422	26	7	1,851,874	34
Southern California	5	768,289	17	5	692,546	13
Total secured loans	21	$4,561,544	100%	21	$5,382,579	100%

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

REDWOOD MORTGAGE INVESTORS VI

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	November 15, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	November 15, 2010

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VI, a California Limited Partnership (the “Registrant”);

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
November 15, 2010

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
November 15, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
November 15, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VI (the “Partnership”) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
November 15, 2010