Form 10-Q
period 2011-03-31
REDWOOD MORTGAGE INVESTORS VI
filed 2011-05-16
CIK 811592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Balance Sheets
MARCH 31, 2011 (unaudited) AND DECEMBER 31, 2010 (audited)

ASSETS

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$377,636	$601,212

Loans
Secured by deeds of trust
Principal	5,093,774	4,553,573
Advances	8,803	9,043
Accrued interest	83,585	77,765
Unsecured, net of discount of $71,192 and $75,291 for March 31, 2011
and December 31, 2010, respectively	190,891	201,106
Allowance for loan losses	(464,882)	(460,783)
Net loans	4,912,171	4,380,704

Receivables, affiliate	—	5,983
Receivables, other	9,387	—

Real estate owned (REO) held for sale	—	412,397

Total assets	$5,299,194	$5,400,296

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$76,286	$73,812
Total liabilities	76,286	73,812

Capital
Partners’ capital
Limited partners’ capital, subject to redemption	5,213,147	5,316,723
General partners’ capital	9,761	9,761
Total partners’ capital	5,222,908	5,326,484
Total liabilities and capital	$5,299,194	$5,400,296

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Income
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Revenues
Interest income
Interest on loans	$89,961	$124,869
Other interest	—	533
Total interest income	89,961	125,402

Late fees	1,673	4,228
Other	3,268	1,811
Total revenues	94,902	131,441

Provision for loan losses	4,099	4,099

Operating Expenses
Mortgage servicing fees	8,215	11,441
Asset management fees	4,995	5,350
Costs from Redwood Mortgage Corp.	2,237	2,049
Professional services	25,288	45,578
Losses/(gains) on REO held for sale, net	11,044	(4,242)
Other	3,591	4,687
Total operating expenses	55,370	64,863

Net income	$35,433	$62,479

Net income
General partners (1%)	$354	$462
Limited partners (99%)	35,079	62,017
	$35,433	$62,479

Net income per $1,000 invested by limited partners for
entire period
-where income is reinvested	$8	$11
-where partner receives income in monthly distributions	$8	$11

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2011
(unaudited)

	Limited	General
	Partners	Partners	Total
Balance, beginning of period	$5,316,723	$9,761	$5,326,484
Net income	35,079	354	35,433
Early withdrawal penalties	(3,018)	—	(3,018)
Partners' withdrawals	(135,637)	(354)	(135,991)
Balance, end of period	$5,213,147	$9,761	$5,222,908

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

	2011	2010
Cash flows from operating activities
Net income	$35,433	$62,479
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Provision for loan losses	4,099	4,099
Equity loss (gain) on investment in REO	11,044	(4,242)
Early withdrawal penalties credited to income	(3,018)	(1,811)
Amortization of discount on unsecured loans	(4,099)	(4,098)
Change in operating assets and liabilities
Loans unsecured	14,314	13,275
Accrued interest	(5,820)	(611)
Advances	240	(11,526)
Receivable from affiliate	5,983	(13,650)
Other receivables	(9,387)	—
Accounts payable	2,474	20,942
Payable to affiliate	—	972
Net cash provided by (used in) operating activities	51,263	65,829

Cash flows from investing activities
Proceeds from the sale of real estate	401,353	—
Loans originated	(550,000)	(3,959)
Principal collected on loans	9,799	7,935
Net cash provided by (used in) investing activities	(138,848)	3,976

Cash flows from financing activities
Partners’ withdrawals	(135,991)	(135,482)
Net cash provided by (used in) financing activities	(135,991)	(135,482)

Net increase (decrease) in cash and cash equivalents	(223,576)	(65,677)

Cash and cash equivalents, beginning of year	601,212	396,019

Cash and cash equivalents, end of period	$377,636	$330,342

Supplemental disclosures of cash flow information
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$—	$503,340

Cash paid for interest	$20,693	$4,633

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued financial statements to conform to the current year presentation.

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
March 31, 2011 (unaudited)

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

Management has the requisite familiarity with the markets in which the partnership lends generally and of the security properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value. In these cases expected cash flows would be considered alongside other relevant information.  Management’s analysis of these secondary sources, as well as the analysis of comparable sales, assists management in preparing its estimates regarding valuations, such as collateral fair value.  However, such estimates are inherently imprecise and actual results could differ significantly from such estimates.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans, advances and interest income

Loans and advances generally are stated at the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the unpaid balance and accrue interest until repaid by the borrower.

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
March 31, 2011 (unaudited)

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

Real estate held (REO) for sale

REO held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. REO held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition – as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Recently issued accounting pronouncements

On April 5, 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring,” providing guidance to lenders for evaluating where a modification or restructuring of a loan as a Troubled Debt Restructuring (TDR). ASU 2011-02 provides expanded guidance on whether:  1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011. This ASU ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the general partners or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $0 for the three month periods ended March 31, 2011 and 2010.

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

Mortgage servicing fees are summarized in the following table.

	Three months ended March 31,
	2011	2010
Maximum chargeable by RMC	$12,323	$17,162
Waived by RMC	(4,108)	(5,721)
Net charged	$8,215	$11,441

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

Asset management fees were $4,995 and $5,350 for the three months ended March 31, 2011 and 2010 respectively.

- Costs from RMC - RMC, a related party, is reimbursed by the partnership for operating expenses incurred on behalf of the partnership including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to limited partners, and out-of-pocket general and administration expenses. Operating expenses totaling $2,237 and $2,049 were reimbursed to RMC during the three months ended March 31, 2011 and 2010, respectively.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

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

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the three months ended March 31.

	2011	2010
Principal, beginning of year	$4,553,573	$5,382,578
New loans added	550,000	84,959
Borrower repayments	(9,799)	(7,935)
Foreclosures	—	(400,000)
Principal, end of period	$5,093,774	$5,059,602

- Loan characteristics - Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2011	2010
Number of secured loans	22	21
Secured loans - principal	$5,093,774	$4,553,573
Secured loans – interest rates range (fixed)	5.00%-10.50%	5.00%-10.50%

Average secured loan - principal	$231,535	$216,837
Average principal as percent of total principal	4.55%	4.76%
Average principal as percent of partners’ capital	4.43%	4.07%
Average principal as percent of total assets	4.37%	4.02%

Largest secured loan - principal	$587,980	$592,094
Largest principal as percent of total principal	11.54%	13.00%
Largest principal as percent of partners’ capital	11.26%	11.12%
Largest principal as percent of total assets	11.10%	10.96%

Smallest secured loan - principal	$80,939	$80,960
Smallest principal as percent of total principals	1.59%	1.78%
Smallest principal as percent of partners’ capital	1.55%	1.52%
Smallest principal as percent of total assets	1.53%	1.30%

Number of counties where security is located (all California)	15	15
Largest percentage of principal in one county	18.41%	19.73%
Number of secured loans in foreclosure	1	1
Secured loans in foreclosure – principal	316,471	317,171
Number of secured loans with an interest reserve	—	—
Interest reserves	—	$—

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

As of March 31, 2011, the partnership’s largest loan in the unpaid principal balance of $587,980, representing 11.54% of outstanding secured loans and 11.10% of partnership assets, was secured by land located in East Palo Alto, CA. The loan bears interest at a rate of 7.00% and matures on January 1, 2016.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs or restructuring of existing loans.

- Lien positions - Secured loans had the lien positions presented in the following table.

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	12	$3,394,441	67%	11	$2,851,647	62%
Second trust deeds	9	1,445,465	28	9	1,448,058	32
Third trust deeds	1	253,868	5	1	253,868	6
Total secured loans	22	5,093,774	100%	21	4,553,573	100%
Liens due other lenders at loan closing		4,097,010			4,097,010

Total debt		$9,190,784			$8,650,583

Appraised property value at loan closing		$16,227,902			$14,831,502

Percent of total debt to appraised
values (LTV) at loan closing (1)		56.64%			58.33%

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

- Property type - Secured loans summarized by property type of the collateral are presented in the following table.

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	16	$3,086,000	60%	15	$2,540,747	56%
Multi family	2	417,172	8	2	417,172	9
Commercial	3	1,002,622	20	3	1,003,560	22
Land	1	587,980	12	1	592,094	13
Total secured loans	22	$5,093,774	100%	21	$4,553,573	100%

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2011	5	$809,620	16%
2012	4	852,710	17
2013	2	371,837	7
2014	2	368,580	7
2015	5	1,526,312	30
Thereafter	3	925,269	18
Total future maturities	21	4,854,328	95
Matured at March 31, 2011	1	239,446	5
Total secured loans	22	$5,093,774	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table.

	March 31,	December 31,
	2011	2010
Secured loans past maturity
Number of loans (2) (3)	1	1
Principal	$239,446	$239,446
Advances	—	—
Accrued interest	14,644	11,064
Loan balance	$254,091	$250,510
Percent of loans	5%	6%

(2)	The secured loan past maturity as of March 31, 2011 and December 31, 2010 is not included in the secured loans in non-accrual status.

(3)	The secured loan past maturity as of March 31, 2011 and December 31, 2010 is also included in the secured loans delinquency.

- Delinquency - Secured loans summarized by payment delinquency are presented in the following table.

	2011	2010
30-89 days past due	$627,770	$1,069,782
90-179 days past due	242,172	239,446
180 or more days past due	662,566	423,820
Total past due	1,532,508	1,733,048
Current	3,561,266	2,820,525
Total secured loans	$5,093,774	$4,553,573

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Interest income accrued on loans contractually past due more than 90 days as to principal or interest payments during the three months ended March 31, 2011 and 2010 was $10,049 and $7,710, respectively.

At March 31, 2011, the partnership had five workout agreements in effect with an aggregate principal of $849,686. Three of the five borrowers with an aggregate principal of $380,215 had made all required payments under the workout agreements and the loans were included in the above table as current. Three of the five loans, with an aggregate principal of $567,314 were designated impaired and in non-accrual status.

At December 31, 2010, the partnership had five workout agreements in effect with an aggregate principal of $851,046. Three of the five borrowers with an aggregate principal of $435,372 had made all required payments under the workout agreements and the loans were included in the above table as current. Three of the five loans, with an aggregate principal of $568,674 were designated impaired and in non-accrual status.

- Loans in non-accrual status - Secured loans in nonaccrual status are summarized in the following table.

	March 31,	December 31,
	2011	2010
Secured loans in nonaccrual status
Number of loans	5	4
Principal	$913,410	$675,323
Advances	5,804	7,581
Accrued interest	36,723	25,415
Loan balance	$955,937	$708,319
Foregone interest	$14,823	$33,732

At March 31, 2011 and December 31, 2010 there was one loan with principal of $242,172 and $239,446, respectively, that was contractually past due more than 90 days as to principal or interest and not in non-accrual status.

- Impaired Loans – Impaired loans had the balances shown and the associated allowance for loan losses as presented in the following table.

	March 31,	December 31,
	2011	2010
Principal	$913,410	$914,770
Recorded investment (4)	$955,936	$958,829
Impaired loans without allowance	$254,091	$250,510
Impaired loans with allowance	$701,845	$708,319
Allowance for loan losses, impaired loans	$365,000	$365,000

(4)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31,	December 31,
	2011	2010
Average recorded investment	$957,383	$894,734
Interest income recognized	$3,691	$—
Interest income received in cash	$—	$—

For the three months ended March 31, 2011, the partnership did not modify any loans. During 2010 the partnership modified one loan, by either extending the maturity date, lowering the interest rate or reducing the monthly payment.  The modification did not require accounting treatment as troubled debt restructurings.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses activity is presented in the following table for the three months ended March 31.

	Three months ended March 31,
	2011	2010
Balance, beginning of period	$460,783	$453,809

Provision for loan losses	4,099	4,099

Charge-offs, net
Charge-offs	—	—
Recoveries	—	79,294
Charge-offs, net	—	79,294

Balance, March 31	$464,882	$537,202

Specific reserves	$365,000	$71,818
General reserves	99,882	465,384
Balance, March 31	$464,882	$537,202

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	—%	(1.49)%

In March 2010, a borrower whose loan had been charged-off, reaffirmed the debt. The partnership recorded the receivable and a related specific reserve.  The specific reserve will be re-evaluated as the borrower makes payments.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES (continued)

Allowance for loan losses applicable to secured loans (by property type) and the percentage of unpaid principal balance (by property type) are presented in the following table.

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Single family	$333,8822	600%	$323,7833	566%
Multi-family	10,0000	88	10,0000	99
Commercial	34,0000	200	34,0000	222
Land	12,0000	122	12,0000	133
Total secured loans	$389,8822	1000%	$379,7833	1000%

Unsecured loans	$75,0000	1000%	$81,0000	1000%
Total allowance for loan losses	$464,8822	1000%	$460,7833	1000%

NOTE 6 – REAL ESTATE OWNED (REO) HELD FOR SALE

REO held for sale activity and changes in the net realizable values are summarized in the following table.

	Three months ended March 31,
	2011	2010
Reo held for sale, beginning of year	$412,397	$—
Acquisitions	—	510,610
Dispositions	(412,397)	—
Improvements/betterments	—	—
Charge-offs	—	—
Changes in net realizable values	—	—
REO held for sale, March 31,	$—	$510,610

REO held for sale summarized by property type is presented in the following table.

	March 31,	December 31,
	2011	2010
Number of properties	—	1

Property type
Multi family	—	510,610
Total REO held for sale	$—	$510,610

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 6 – REAL ESTATE OWNED (REO) HELD FOR SALE (continued)

In February 2010, the partnership, along with two affiliated partnerships, acquired through foreclosure, a 22 unit, condominium complex, in which the partnership held a 13.33% ownership interest. The property was subject to a senior loan with an interest rate of 7.21%. In February of 2011, the property was sold. The property value had been adjusted in December 2010 to recognize the contracted sales price. While the property was owned, it was operated as apartment rentals. During the three months ended March 31, 2011, the property had net rental earnings of $9,649 before interest expense on the related mortgage of $20,693. For the same period in 2010, the property had net earnings of $8,875 before interest expense on the related mortgage of $4,633.

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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011:

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$—	$—

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 7 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010:

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$708,319	$708,319
REO held for sale	$—	$—	$412,397	$412,397

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $4,187,000 and $3,592,000 at March 31, 2011 and December 31, 2010, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

(c)
Unsecured loans. Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

(d)
REO held for sale. Real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

REDWOOD MORTGAGE INVESTORS VI
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Loan commitments

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership typically approves the borrowers up to a maximum loan balance; however, disbursements are made periodically upon completion of phases of the construction or rehabilitation or as otherwise required under the loan documents. At March 31, 2011, there were $17,561 of undisbursed loan funds. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

From time to time, the partnership negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The partnership is not obligated to fund additional money as of March 31, 2011.

Legal proceedings

In the normal course of business, the partnership may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of deeds of trust, collect the debt owed under promissory notes, or to protect, or recoup its investment from real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance. As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 9 – SUBSEQUENT EVENTS

None

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited financial statements and the notes thereto, and “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, expectations regarding the level of loan delinquencies or foreclosures, plans to develop, hold or sell certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, and beliefs regarding the partnership’s ability to recover its investment in certain properties, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

The uncertainty in the process is exacerbated by overt (over)conservatism and caution exercised by appraisers. Criticized as having contributed to the asset bubble by inflating values, beginning in the immediate aftermath of the market and economic crisis, as a class the tendency of appraisers now is seemingly to (over)compensate by searching out or over-weighting lower sales comparables, thereby depressing values. It also may be reflective of the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market – or come on and off the market – because these owners often believe in the intrinsic value of the properties (and the recoverability of that value) and are unwilling to accept “vulture” offers. This accounts for the ever lower transaction volumes for higher quality properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets the partnership lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value. In these cases expected cash flows would be considered alongside other relevant information.  Management’s analysis of these secondary sources, as well as the analysis of comparable sales, assists management in preparing its estimates regarding valuations, such as collateral fair value.  However, such estimates are inherently imprecise and actual results could differ significantly from such estimates.

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

Real estate owned (REO) held for sale

REO held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. REO held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition - as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

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

Contributed Capital
The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of March 31, 2011 and December 31, 2010, a general partner, Gymno Corporation, had contributed $9,766 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations

The partnership’s operating results for the three months ended March 31, 2011 and 2010 are discussed below.

	Changes during the three months ended March 31, 2011 versus 2010
	Dollars	Percent
Revenues
Interest income
Interest on loans	$(34,908)	(28)%
Other interest	(533)	(100)
Total interest income	(35,441)	(28)

Late fees	(2,555)	(60)
Other	1,457	80
Total revenues	(36,539)	(28)

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	(3,226)	(28)
Asset management fees	(355)	(7)
Costs through Redwood Mortgage Corp.	188	9
Professional services	(20,290)	(45)
Losses (gains) on REO held for sale, net	15,286)	(360)
Other	(1,096)	(23)
Total operating expenses	(9,493)	(15)
Net income (loss)	$(27,046)	(43)%

Please refer to the above table throughout the discussions of Results of Operations.

Comparison of the three months ended March 31, 2011 versus the three months ended March 31, 2010

Revenue – Interest on loans

The interest on loans decreased for the three month period ended March 31, 2011 compared to the same period in 2010 primarily due to the decreases in the average secured loan balance. Each period includes income gained through amortization of discount on unsecured loans, which has been eliminated in the calculation of the effective interest rate. The reduction in the effective interest rate reflects the increase of non-accrual loans’ principal from $317,971 at March 31, 2010 to $913,410 at March 31, 2011.  The table below recaps the reported period’s averages.

	Three months ended March 31,
	Average
	Secured	Effective
	Loan	Yield
	Balance	Rate
2010	$5,316,173	9.09%
2011	$4,597,952	7.47%

Operating Expenses

The decrease in mortgage servicing fees is primarily due to the decrease in the average secured loan balance.  Please see the table above in Revenue – Interest on loans in this item for the loan data.

The decrease in professional services for the three months ended March 31, 2011, compared to the same period in 2010, was due to decreases in professional costs for legal services, audits and, tax return processing. As more issues rose in 2010 related to delinquent and impaired loans, and real estate owned, management’s need to consult with experts increased.

The increase in losses on investment in REO, net is primarily due to higher than anticipated closing costs related to the sale of the property.

Allowance for Losses

The allowance for loan losses is primarily the total of the specific reserves for loans designated impaired (and therefore deemed collateral dependent).

Details of loans designated impaired are below.

The following table summarizes impaired loans for which specific reserves are recorded, for the three months ended March 31, 2011 and for the year ended December 31, 2010.

	March 31,	December 31,
	2011	2010
Principal	$913,410	$914,770
Recorded investment (1)	$955,936	$958,829
Impaired loans without allowance	$254,091	$250,510
Impaired loans with allowance	$701,845	$708,319
Allowance for loan losses, impaired loans	$365,000	$365,000

(1)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31,	December 31,
	2011	2010
Average recorded investment	$957,383	$894,734
Interest income recognized	$3,691	$—
Interest income received in cash	$—	$—

During 2010 the partnership modified one loan, by either extending the maturity date, lowering the interest rate or reducing the monthly payment.  The modification did not require accounting treatment as troubled debt restructurings.

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

The partnership may enter into a workout agreement with a borrower whose loan is past maturity or whose loan payments are delinquent. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows additional time to pay the loan in full. By deferring maturity dates of balloon payments or deferring past due payments, workout agreements may adversely affect the partnership’s cash flow and may be classified for financial reporting purposes as a troubled debt restructuring. If a workout agreement cannot be reached, if the borrower repeatedly is delinquent and/or if the collateral is at risk, the general partners may initiate foreclosure by filing a notice of default. This may result – unless the delinquency is satisfied by the borrower or a workout agreement is negotiated – in a foreclosure sale, often resulting in the title to the collateral property being taken by the partnership in satisfaction of the debt. Both troubled debt restructurings and foreclosure sales may result in charge-offs being recorded as offsets to the allowance for loan losses. The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Activity in the allowance for loan losses is presented in the following table for the three months ended March 31.

	Three months ended March 31,
	2011	2010
Balance, beginning of period	$460,783	$453,809

Provision for loan losses	4,099	4,099

Charge-offs, net
Charge-offs	—	—
Recoveries	—	79,294
Charge-offs, net	—	79,294

Balance, March 31	$464,882	$537,202

Specific reserves	365,000	71,818
General reserves	99,882	465,384
Balance, March 31	464,882	537,202

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	—%	(1.49)%

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

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, partnership operations, sale of real estate owned and to a lesser degree, retention of income for the source of funds for new loans. Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could experience significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners. Cash is generated from borrower payments of interest, principal, loan payoffs and from the partnership’s sale of real estate owned properties.

Currently the credit and financial markets are facing a significant and prolonged disruption. As a result, loans are not readily available to borrowers or purchasers of real estate. These credit constraints have impacted the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years. The partnership’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity have had and will likely continue to have a negative impact on their ability to repay their loans. This has resulted, and may continue to result, in increasing number of loans designated as impaired. If, based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement; a loan may be designated as impaired. Impaired loans are individually reviewed for ultimate collectability based on the fair value of the underlying collateral and the financial resources of the borrower. In the event a borrower is unable to repay a loan at maturity due to their inability to refinance the loan or otherwise, the partnership may consider extending the maturing loan through workouts or modifications, or foreclose on the property as the general partners deem appropriate based on their evaluation of each individual loan and the needs of the partnership. A slow down or reduction in loan repayments would likely reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans or provide earnings and capital distributions.

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. As of March 31, 2011 and 2010, limited partners electing to withdraw earnings represented 43% and 43%, respectively. The table below summarizes the earnings elections for the three months ended March 31.

	Three months ended March 31,
	2011	2010
Distributing	$17,537	$19,761
Compounding	22,963	25,939
Total	$40,500	$45,700

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

Capital liquidations, including early withdrawals, made by limited partners are summarized in the following table during the three months ended March 31.

	Three months ended March 31,
	2011	2010
Capital liquidations-without penalty	$83,858	$95,009
Capital liquidations-subject to penalty	37,727	22,638
Total	$121,585	$117,647

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

Current Economic Conditions

The majority of the property the partnership owns and property securing the partnership’s loans is located in the nine San Francisco Bay Area counties and the Los Angeles metropolitan area. As a result, the health of the California economy, the California real estate market and the credit markets is of primary concern. Credit markets for real estate secured assets continue to remain extremely tight, with the exception of financing for stabilized multi-family properties.

The de-leveraging of consumers, financial institutions and commercial businesses continues.  Financial institutions with an excess of real estate secured loans on their books, have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality.  Historically, the real estate industry has relied upon a ready supply of capital in the form of loans.  These funds generally came from government sponsored agencies such as Fannie Mae, Freddie Mac, FHA, jumbo loan securitizations, as well as commercial lending institutions of many types holding loans for their own accounts.  The new reality is that the credit market has changed and may not recover in the near term.  There is discussion that Fannie Mae and Freddie Mac, the largest suppliers of credit for residential properties, may be wound down.   The real estate credit markets may not loosen up any time soon and may have changed, restrictively, forever from what they were just a few years ago.

In addition, CoreLogic released data showing that 11.1 million (23.1 percent) of all residential properties with a mortgage were in negative equity at the end of the fourth quarter of 2010, up from 10.8 million (22.5 percent) the previous quarter. Negative equity means that the borrower owes more than the value of the property. An additional 2.4 million borrowers had less than five percent equity, referred to as near-negative equity, in the fourth quarter. Together, negative equity and near-negative equity mortgages accounted for 27.9 percent of all residential properties with a mortgage nationwide. The borrowers that have mortgages larger than the value of their homes are in a difficult position along with their lenders. If the borrowers desire to sell their property for a myriad of reasons or have difficulty making their payments and are forced to sell their property they will not be able to generate sufficient proceeds from a sale to payoff their lenders unless they have sufficient cash assets that they choose to pay to the lender. Alternatively, they can let the lender take the property in satisfaction of their debt.   In these cases the homeowner loses their home and the lender loses a portion of their debt if they choose to sell the acquired property in the near term. Additionally, borrowers with negative equity will find most lenders unwilling to provide new or lower cost financing as there will be inadequate equity to provide a cushion should a borrower default upon their mortgage. This leaves borrowers with negative equity locked into their properties and bound to their existing lender for the foreseeable future.

During the first quarter of 2011, interest rates continued to remain low and for those that can qualify for new loans the cost of carrying a mortgage continued to help improve ownership affordability. Even as of May 12, 2011, the Freddie Mac interest rate for a 30-year fixed mortgage was 4.63 percent (with 0.7 points of cost).  In spite of historically low rates, credit remains difficult to obtain and consumers remain skeptical of real estate continuing to maintain value particularly in consideration of the declines in property values since 2007.  Therefore, many potential purchasers lack the confidence to purchase and demand for real estate remains at historical lows.

The number of California new and resale houses and condominiums sold during March 2011 was 36,417. That was up 33.3 percent from 27,320 in February, and down 2.4 percent from 37,295 for March 2010. California sales for the month of March have varied from a low of 24,565 in 2008 to a high of 68,848 in 2005.  Distressed property sales made up about 57 percent of California’s March resale market.  Of the existing homes sold, 39.3 percent were properties that had been foreclosed on during the past year. That was down from 40.1 percent in February and down from 40.3 percent in March a year ago. The all-time high was in February 2009 at 58.5 percent. Additionally, short sales – transactions where the sale price fell short of what was owed on the property – made up an estimated 17.6 percent of resales. That was down from an estimated 18.8 percent in February but the same as a year earlier and up from 11.4 percent two years ago.

The median price paid for a California home in March 2011 was $249,000, up 2.0 percent from $244,000 in February, and down 2.4 percent from $255,000 for March a year ago. The year-over-year decrease was the sixth in a row after eleven months of increases. The bottom of the current residential real estate cycle was $221,000 in April 2009, while the peak was at $484,000 in early 2007. While we are above the current historical median price low set in April 2009, the recent decreases in median price and low sales volumes continue to lead to expectations that real estate values will not increase significantly in the near term remote and are more indicative of a real estate market struggling with oversupply as a result of too many properties being delivered to the market from lenders due to borrower defaults and lack of demand.

The Gross Domestic Product (GDP) grew at a 1.8 percent rate during the first quarter of 2011.  While this is a positive sign that the overall US economy is improving, real estate, which was one of the worst hit industries of the Great Recession, continues to be severely and adversely impacted by the downturn of the last four years.  Jobs are an important factor effecting home affordability.  The national unemployment rose in the United States from 9.3 percent in 2009 to 9.6 percent in 2010, the highest level since 1983.   As of March 2011 the national unemployment rate had decreased to 8.8 percent, still high but moving downward as the economy has begun to create jobs.

At the same time, unemployment rose in California to its highest level since records began in 1976. In December 2010, the state posted a 12.5 percent unemployment rate, up from 12.2 percent in December 2009.  By March 2011 the unemployment rate in California had declined to 12.0 percent, which is a significant improvement but still an unemployment rate that clearly illustrates the economic difficulties in the state and the depth of the Great Recession.

The San Francisco Bay Area fared better than the state as a whole, with unemployment falling in the Silicon Valley from 11.5 percent in December 2009, to 10.7 percent in December 2010 and to 10.6 percent in March 2011 and in the San Francisco-Oakland region from 10.2 percent in December 2009, to 9.9 percent in December 2010 and rising to 10.0 percent as of March 2011. Overall, the rapid rise in unemployment in recent years has caused significant worker concerns regarding job security and lowered confidence in their own financial circumstances. Spending on new homes, upgrades to larger homes and remodeling of existing housing are all highly dependent upon consumer sentiment and financial circumstances. Until unemployment drops considerably or returns to more normal levels, residential real estate values and a more normal real estate market will be hard pressed to emerge and begin a solid recovery.

Overall, there are signs that general economic conditions are improving. Unemployment has remained high but is not generally rising. Home prices fell on average but not nearly by the magnitudes in preceding years. Interest rates are remaining low and consumer sentiment while low is improving. The ends of recessions and periods of home price depreciation are often one of the most opportune times to make loans. Borrowers that qualify for a mortgage, particularly under stringent underwriting guidelines, are often the highest performing groups of borrowers in the long run. There is less competition from other lenders as they are still sitting on the sidelines or have left the industry altogether. With well collateralized loans, low loan-to-value lenders should avoid the dangers of lending into a bubble market and face limited exposure to further real estate value declines.

The company views the current economic conditions as a period in which to continue to stabilize its existing borrower base and to stabilize the properties it has acquired either through making cosmetic improvements in order to enhance the sale of these properties or to improve cash flows on properties held through leasing, improving tenancies and reducing property expenses.

Contractual Obligations

None.

PORTFOLIO REVIEW

Secured Loan Portfolio

The partnership generally funds loans with a fixed interest rate and a five-year term. Approximately 50% of all loans outstanding provide for monthly payments of interest only, with the principal due in full at maturity. The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. Such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the partnership’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made. The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 70% for commercial properties, and 50% for land. The difference between the value of the collateral and the total debt, including the partnership’s loan, is the protective equity.

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table.

	Three months ended March 31,
	2011	2010
Principal, beginning of year	$4,553,573	$5,382,578
New loans added	550,000	84,959
Borrower repayments	(9,799)	(7,935)
Foreclosures	—	(400,000)
Principal, end of period	$5,093,774	$5,059,602

- Loan characteristics - Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2011	2010
Number of secured loans	22	21
Secured loans - principal	$5,093,774	$4,553,573
Secured loans – interest rates range (fixed)	5.00%-10.50%	5.00%-10.50%

Average secured loan - principal	$231,535	$216,837
Average principal as percent of total principal	4.55%	4.76%
Average principal as percent of partners’ capital	4.43%	4.07%
Average principal as percent of total assets	4.37%	4.02%

Largest secured loan - principal	$587,980	$592,094
Largest principal as percent of total principal	11.54%	13.00%
Largest principal as percent of partners’ capital	11.26%	11.12%
Largest principal as percent of total assets	11.10%	10.96%

Smallest secured loan - principal	$80,939	$80,960
Smallest principal as percent of total principals	1.59%	1.78%
Smallest principal as percent of partners’ capital	1.55%	1.52%
Smallest principal as percent of total assets	1.53%	1.30%

Number of counties where security is located (all California)	15	15
Largest percentage of principal in one county	18.41%	19.73%
Number of secured loans in foreclosure	1	1
Secured loans in foreclosure – principal	316,471	317,171
Number of secured loans with an interest reserve	—	—
Interest reserves	—	$—

As of March 31, 2011, the partnership’s largest loan in the unpaid principal balance of $587,980, representing 11.54% of outstanding secured loans and 11.10% of partnership assets, was secured by land located in East Palo Alto, CA. The loan bears interest at a rate of 7.00% and matures on January 1, 2016.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs or restructuring of existing loans.

- Lien positions - Secured loans had the lien positions presented in the following table.

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	12	$3,394,441	67%	11	$2,851,647	62%
Second trust deeds	9	1,445,465	28	9	1,448,058	32
Third trust deeds	1	253,868	5	1	253,868	6
Total secured loans	22	5,093,774	100%	21	4,553,573	100%
Liens due other lenders at loan closing		4,097,010			4,097,010

Total debt		$9,190,784			$8,650,583

Appraised property value at loan closing		$16,227,902			$14,831,502

Percent of total debt to appraised
values (LTV) at loan closing (1)		56.64%			58.33%

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

- Property type - Secured loans summarized by property type of the collateral are presented in the following table.

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	16	$3,086,000	60%	15	$2,540,747	56%
Multi family	2	417,172	8	2	417,172	9
Commercial	3	1,002,622	20	3	1,003,560	22
Land	1	587,980	12	1	592,094	13
Total secured loans	22	$5,093,774	100%	21	$4,553,573	100%

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2011	5	$809,620	16%
2012	4	852,710	17
2013	2	371,837	7
2014	2	368,580	7
2015	5	1,526,312	30
Thereafter	3	925,269	18
Total future maturities	21	4,854,328	95
Matured at March 31, 2011	1	239,446	5
Total secured loans	22	$5,093,774	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table.

	March 31,	December 31,
	2011	2010
Secured loans past maturity
Number of loans (2) (3)	1	1
Principal	$239,446	$239,446
Advances	—	—
Accrued interest	14,644	11,064
Loan balance	$254,091	$250,510
Percent of loans	5%	6%

(2)	The secured loan past maturity as of March 31, 2011 and December 31, 2010 is not included in the secured loans in non-accrual status.

(3)	The secured loan past maturity as of March 31, 2011 and December 31, 2010 is also included in the secured loans delinquency.

- Delinquency - Secured loans summarized by payment delinquency are presented in the following table.

	2011	2010
30-89 days past due	$627,770	$1,069,782
90-179 days past due	242,172	239,446
180 or more days past due	662,566	423,820
Total past due	1,532,508	1,733,048
Current	3,561,266	2,820,525
Total secured loans	$5,093,774	$4,553,573

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

Interest income accrued on loans contractually past due more than 90 days as to principal or interest payments during the three months ended March 31, 2011 and 2010 was $10,049 and $7,710, respectively.

At March 31, 2011, the partnership had five workout agreements in effect with an aggregate principal of $849,686. Three of the five borrowers with an aggregate principal of $380,215 had made all required payments under the workout agreements and the loans were included in the above table as current. Three of the five loans, with an aggregate principal of $567,314 were designated impaired and in non-accrual status.

At December 31, 2010, the partnership had five workout agreements in effect with an aggregate principal of $851,046. Three of the five borrowers with an aggregate principal of $435,372 had made all required payments under the workout agreements and the loans were included in the above table as current. Three of the five loans, with an aggregate principal of $568,674 were designated impaired and in non-accrual status.

- Loans in non-accrual status - Secured loans in nonaccrual status are summarized in the following table.

	March 31,	December 31,
	2011	2010
Secured loans in nonaccrual status
Number of loans	5	4
Principal	$913,410	$675,323
Advances	5,804	7,581
Accrued interest	36,723	25,415
Loan balance	$955,937	$708,319
Foregone interest	$14,823	$33,732

At March 31, 2011 and December 31, 2010 there was one loan with principal of $242,172 and $239,446, respectively, that was contractually past due more than 90 days as to principal or interest and not in non-accrual status.

Loans designated as impaired and the allowance for loan losses are presented and discussed under Part I – Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of March 31, 2011 and December 31, 2010, the partnership held secured loans in the following locations:

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco Bay Area	9	$2,586,674	51%	9	$2,592,123	57%
Other Northern California	7	1,192,373	23	7	1,194,612	26
Southern California	6	1,314,727	26	5	766,838	17
Total secured loans	22	$5,093,774	100%	21	$4,553,573	100%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included as the partnership is a smaller reporting company.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

ITEM 1A.           Risk Factors

Not included as the partnership is a smaller reporting company.

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

REDWOOD MORTGAGE INVESTORS VI

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	May 16, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	May 16, 2011